Form 10-Q
period 2023-03-31
Burke & Herbert Financial Services Corp.
filed 2023-05-31
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41633
Burke & Herbert Financial Services Corp.
(Exact name of registrant as specified in its charter)

Virginia		92-0289417
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

100 S. Fairfax Street, Alexandria, Virginia		22314
(Address of principal executive offices)		(Zip Code)

703-549-2304
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.50 per share	BHRB	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated ﬁler	☐	Accelerated ﬁler	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 26, 2023, there were 7,427,840 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information
Item 1.     Financial Statements
Burke & Herbert Financial Services Corp. Consolidated Financial Statements:

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Cash and due from banks	$10,616	$9,124
Interest-bearing deposits with banks	106,323	41,171
Cash and cash equivalents	116,939	50,295
Securities available-for-sale, at fair value	1,362,785	1,371,757
Restricted stock, at cost	9,129	16,443
Loans held-for-sale, at fair value	360	—
Loans	1,951,738	1,887,221
Allowance for credit losses (a)	(25,704)	(21,039)
Net loans	1,926,034	1,866,182
Premises and equipment, net	55,157	53,170
Accrued interest receivable	15,158	15,481
Company-owned life insurance	93,053	92,487
Other assets	92,571	97,083
Total Assets	$3,671,186	$3,562,898

Liabilities and Shareholders’ Equity
Liabilities
Non-interest-bearing deposits	$906,723	$960,692
Interest-bearing deposits	2,125,668	1,959,708
Total deposits	3,032,391	2,920,400
Borrowed funds	321,700	343,100
Accrued interest and other liabilities	27,312	25,945
Total Liabilities	3,381,403	3,289,445

Commitments and contingent liabilities (see Note 10)

Shareholders’ Equity
Preferred Stock, $1.00 par value per share; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock	4,000	4,000
$0.50 par value; 20,000,000 shares authorized and 8,000,000 issued at March 31, 2023, and December 31, 2022; 7,427,840 shares outstanding at March 31, 2023, and 7,425,760 shares outstanding at December 31, 2022

Additional paid-in capital	12,686	12,282
Retained earnings	424,532	424,391
Accumulated other comprehensive income (loss)	(123,809)	(139,495)
Treasury stock	(27,626)	(27,725)
572,160 shares, at cost, at March 31, 2023, and 574,240 shares, at cost, at December 31, 2022
Total Shareholders’ Equity	289,783	273,453
Total Liabilities and Shareholders’ Equity	$3,671,186	$3,562,898
(a) Amount at March 31, 2023, reflects the impact of adopting Accounting Standards update 2016-13 - Financial Instruments - Credit Losses, which is commonly referred to as the Current Expected Credit Losses (CECL) standard, and our transition from an incurred loss methodology for these reserves to an expected credit loss methodology. Prior period amounts represent Allowance for Loan and Lease Losses (ALLL) under the incurred loss methodology. See Note 1 - Nature of Business Activities and Significant Accounting Policies in Notes to Consolidated Financial Statements for additional information related to our adoption of this standard.
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2023	2022
Interest income
Loans, including fees	$22,760	$16,450
Taxable securities	9,802	5,358
Tax-exempt securities	1,458	2,426
Other interest income	308	18
Total interest income	34,328	24,252
Interest expense
Deposits	5,401	400
Borrowed funds	4,138	366
Other interest expense	15	15
Total interest expense	9,554	781
Net interest income	24,774	23,471

Provision for (recapture of) credit losses	515	(2,638)
Net interest income after credit loss expense	24,259	26,109

Non-interest income
Fiduciary and wealth management	1,337	1,305
Service charges and fees	1,635	1,633
Net gains (losses) on securities	—	104
Income from life insurance	560	537
Other non-interest income	682	536
Total non-interest income	4,214	4,115

Non-interest expense
Salaries and wages	9,494	9,529
Pensions and other employee benefits	2,468	2,039
Occupancy	1,457	1,546
Equipment rentals, depreciation and maintenance	1,339	1,379
Other operating	5,607	4,672
Total non-interest expense	20,365	19,165

Income before income taxes	8,108	11,059
Income tax expense	584	1,933

Net income	$7,524	$9,126
Earnings per common share:
Basic	$1.01	$1.23
Diluted	1.00	1.23
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net income	$7,524	$9,126
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gain (loss) arising during period, net of tax of ($4,577) for March 31, 2023, and $16,962 for March 31, 2022	17,218	(63,808)
Reclassification adjustment for loss (gain) on securities, net of tax of $— for March 31, 2023, and $22 for March 31, 2022	—	(82)
Reclassification adjustment for loss (gain) on a fair value hedge, net of tax of $496 for March 31, 2023, $— for March 31, 2022	(1,866)	—
Unrealized gain (loss) on cash flow hedge
Unrealized holding gain (loss) on cash flow hedge, net of tax of ($13) for March 31, 2023, and $133 for March 31, 2022	47	(503)
Reclassification adjustment for losses (gains) included in net income, net of tax ($76) for March 31, 2023, and $16 for March 31, 2022	287	(59)
Total other comprehensive income (loss)	15,686	(64,452)
Comprehensive income (loss)	$23,210	$(55,326)
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
	Shares Outstanding	Amount
Balance December 31, 2022	7,425,760	$4,000	$12,282	$424,391	$(139,495)	$(27,725)	$273,453
Cumulative effect adjustment due to the adoption of CECL, net of tax				(3,439)			(3,439)
Net income				7,524			7,524
Other comprehensive income (loss)					15,686		15,686
(Purchase) sale of treasury stock, net	2,080					99	99
Cash dividends, declared				(3,936)			(3,936)
Share-based compensation expense, net			404	(8)			396
Balance March 31, 2023	7,427,840	$4,000	$12,686	$424,532	$(123,809)	$(27,626)	$289,783

Balance December 31, 2021	7,423,760	$4,000	$10,374	$396,120	$6,955	$(27,822)	$389,627
Net income				9,126			9,126
Other comprehensive income (loss)					(64,452)		(64,452)
(Purchase) sale of treasury stock, net	560					27	27
Cash dividends, declared				(3,935)			(3,935)
Share-based compensation expense, net			517				517
Balance March 31, 2022	7,424,320	$4,000	$10,891	$401,311	$(57,497)	$(27,795)	$330,910
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net Income	$7,524	$9,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	684	777
Amortization of housing tax credits	1,398	1,537
Realized (gain) on sales of available-for-sale securities	—	(104)
Provision for (recapture of) credit losses	515	(2,638)
Income from Company-owned life insurance	(560)	(537)
Deferred tax (benefit)	(1,234)	(214)
Loss on Disposal of fixed assets	—	6
Accretion of securities	(466)	(315)
Amortization of securities	2,350	2,906
Share-based compensation expense	581	506
Repayment of operating lease liabilities	(810)	(555)
(Gain) on loans held for sale	(15)	(52)
Proceeds from sale of loans held-for-sale	658	2,604
Change in fair value of loans held-for-sale	7	23
Originations of loans held-for-sale	(1,010)	(1,326)
(Increase) decrease in accrued interest receivable	323	(680)
(Increase) decrease in other assets	(1,235)	4,027
Increase (decrease) in accrued interest payable and other liabilities	2,216	(896)
Net cash flows provided by operating activities	$10,926	$14,195

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	28,883	66,373
Proceeds from sale of securities available-for-sale, net	—	87,033
Purchases of securities available-for-sale, net	—	(158,035)
Sales of restricted stock	22,232	2,250
Purchases of restricted stock	(14,918)	(469)
Purchases of property and equipment, net of disposals	(2,671)	(109)
(Purchase of) company-owned life insurance	(6)	(1)
(Increase) in loans made to customers, net	(64,517)	(15,235)
Net cash flows (used in) investing activities	$(30,997)	$(18,193)

Cash Flows from Financing Activities
Net increase (decrease) in non-interest-bearing accounts	(53,969)	34,634
Net increase in interest-bearing accounts	165,960	5,567
(Decrease) in other short-term borrowings	(21,400)	(50,000)
Repayment of finance lease liabilities	(39)	(38)
Cash dividends paid	(3,936)	(3,935)
Sale of treasury stock	99	27
Net cash flows provided by financing activities	$86,715	$(13,745)
Increase (decrease) in cash and cash equivalents	66,644	(17,743)
Cash and cash equivalents
Beginning of period	50,295	79,910
End of period	$116,939	$62,167

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$4,276	$413
Interest paid on other borrowed funds	3,952	375
Interest paid on finance lease	15	16
Income taxes	—	—
Change in unrealized gains on available-for-sale securities	21,795	(80,770)
Lease liability arising from obtaining right-of-use assets	—	—
See Notes to Consolidated Financial Statements.

Note 1— Nature of Business Activities and Significant Accounting Policies
Nature of operations
Burke & Herbert Financial Services Corp. was organized as a Virginia corporation on September 14, 2022, to serve as the holding company for Burke & Herbert Bank & Trust Company (“the Bank”), together referred to as the “Company”. The Company commenced operations as a bank holding company on October 1, 2022, following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve. The Company has no material operations and owns 100% of the Bank. The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia BFI”).
The Bank’s primary market area includes northern Virginia, and it has over 20 branches throughout the Northern Virginia region and commercial loan offices in Fredericksburg, Loudoun County, and Richmond, Virginia, and in Bethesda, Maryland. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.
Basis of Presentation
The accompanying consolidated financial statements include Burke & Herbert Financial Services Corp. and its wholly owned subsidiary Burke & Herbert Bank & Trust Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with applicable quarterly reporting regulations of the U.S. Securities and Exchange Commission (“SEC”). The accounting and reporting policies of the Company conform to GAAP and reflect practices of the banking industry. They do not include all of the information and notes required by GAAP for complete financial statements. As such, these unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ending December 31, 2022, included in the Company’s Registration Statement on Form 10 filed with the SEC on February 28, 2023, as amended on April 4, 2023, April 20, 2023, and April 21, 2023, and as declared as effective by the SEC on April 21, 2023.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2022, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or on shareholders’ equity.
Adoption of new accounting standards
Derivatives and Hedging
On March 28, 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-02, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022. ASU 2022-01 requires a modified retrospective transition method for basis adjustments in which the entity will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
of financial position as of the date of adoption. The Company adopted this ASU on January 1, 2023, on a prospective basis; therefore, there was no impact to the consolidated financial statements.
Allowance for Credit Losses
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The CECL methodology requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, as well as future forecasts including reasonable and supportable forecasts and other forecast periods. CECL generally applies to financial assets measured at amortized cost and some off-balance sheet credit exposures, such as unfunded commitments to extend credit. Financial assets measured at amortized cost are presented as the net amount expected to be collected.
In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.
The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The adoption of the new CECL standard resulted in a cumulative-effect adjustment that increased the allowance for credit losses for loans by $4.1 million and increased the allowance for unfunded commitments by $274.8 thousand. Retained earnings, net of deferred taxes, decreased by $3.4 million. Results for reporting periods beginning after January 1, 2023, are presented under ASU 2016-13, while prior period amounts continue to be reported in accordance with the incurred loss model under the previously applicable GAAP.
The following table illustrates the impact of the adoption of CECL, and the transition away from the incurred loss method, on January 1, 2023. The impact to the allowance for credit losses (“ACL”) is presented at the loan segment level (in thousands):

	January 1, 2023
	Reserves under Incurred Loss Model	Reserves under CECL Model	Impact of CECL Adoption
Financial Assets:
Commercial real estate	$15,477	$18,163	$2,686
Owner-occupied commercial real estate	635	629	(6)
Acquisition, construction & development	2,082	1,442	(640)
Commercial & industrial	438	675	237
Single family residential (1-4 units)	2,379	4,040	1,661
Consumer non-real estate and other	28	215	187
Unallocated reserve	—	—	—
Allowance for credit losses on loans	$21,039	$25,164	$4,125
Financial Liabilities:
Allowance for credit losses on off-balance sheet credit exposure	$—	$275	$275
The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. The Company did not record an ACL for securities upon adoption.
The Company elected not to measure an ACL for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on non-accrual status, which is generally when the instrument is 90 days past due, or

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.
On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that the Company disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the standard prospectively, and it did not have a material impact on the financial statements.
Allowance for credit losses - available-for-sale debt securities
Management evaluates all available-for-sale (“AFS”) debt securities in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The Company first assesses whether it intends to sell or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.
For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.
Changes in the ACL are recorded as credit loss expense (or recapture). Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no ACL related to the AFS security portfolio. Refer to Note 2 - Securities in Notes to the Consolidated Financial Statements.
Allowance for credit losses - loans
The ACL represents an amount, which, in management’s judgment, reflects expected credit losses in the loan portfolio at the balance sheet date. The estimate for expected credit losses is based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience as related to credit contractual term information. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for (or recapture of) credit losses, which is recorded in the Consolidated Statements of Income.
The ACL for expected credit losses is determined based on a quantitative assessment of two categories of loans: collectively evaluated loans and individually evaluated loans. In addition, the ACL also includes a qualitative component which adjusts the CECL model for risk factors that are not considered within the CECL model, but are relevant in assessing the expected credit losses within the loan portfolio.
The Company is using a remaining useful life or weighted average remaining maturity (“WARM”) methodology to estimate its current expected credit losses. For purposes of calculating reserves in collectively evaluated loans, ACL calculation segments the Company’s loan portfolio using federal call codes to group loans which share similar risk characteristics. In order to generate reasonable and supportable forecasts of loss rates over a two-year period, the ACL calculation utilizes macroeconomic variable loss drivers, which may include aggregate macroeconomic indicators pertaining to such items as equity market conditions or interest rates, as well as other variables that are portfolio-specific,

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
such as those that pertain to the commercial real estate or residential loan portfolios. A straight-line reversion technique is used for the following four quarters, and in following quarters, the ACL calculation reverts to historical average loss rates.

Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable, reversion and post-reversion period forecasts on collectively evaluated loans. As the reasonable and supportable and reversion period forecasts reflect the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Many of these qualitative risk factors considered by management are comparable to legacy factors prior to the adoption of CECL and include the following:

•Nature and volume of loans;
•Concentrations of credit;
•Delinquency trends;
•Experience, ability, and depth of management and lending staff; and
•Quality of loan review system.
Loans that do not share similar risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation for the ACL. Loans identified to be individually evaluated under CECL include loans on non-accrual status and may include accruing loans that do not share similar risk characteristics to other accruing loans collectively evaluated. A specific reserve analysis is applied to the individually evaluated loans, which considers collateral value, an observable market price, or the present value of the expected future cash flows. A specific reserve may be assigned if the measured value of the loan using one of the before mentioned methods is less than the current carrying value of the loan.
Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient to measure the ACL based on the fair value of the collateral. A loan is considered collateral-dependent when the Company determines foreclosure is probable or the borrower is experiencing financial difficulty and the Company expects repayment to be provided substantially through the operation or sale of the collateral. Collateral could be in the form of real estate, equipment, or business assets. An ACL may result for a collateral-dependent loan if the fair value of the underlying collateral, as of the reporting date, adjusted for expected costs to repair or sell, was less than the amortized cost basis of the loan. If repayment of the loan is instead dependent only on the operation, rather than the sale of the collateral, the measure of the ACL does not incorporate estimated costs to sell. For loans analyzed on the basis of projected future principal and interest cash flows, the Company will discount the expected cash flows at the effective interest rate of the loan, and an ACL would result if the present value of the expected cash flows was less than the amortized cost basis of the loan. When the discounted cash flow method is used to determine the ACL, management does not adjust the effective interest rate used to discount cash flows to incorporate expected prepayments.
Allowance for credit losses on off-balance sheet credit exposures
On a quarterly basis, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through the provision for credit losses on the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life by loan segment at each balance sheet date under the CECL model using the same methodology as the loan portfolio. The ACL for unfunded commitments is included in accrued interest and other liabilities on the Company’s Consolidated Balance Sheets.
Accrued Interest Receivable
The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ACL and elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $7.5 million on loans and totaled $7.9 million on AFS securities at March 31, 2023, and is included in accrued interest receivable on the Company’s Consolidated Balance Sheets.

Note 2— Securities
The carrying amount of AFS securities and their approximate fair values at March 31, 2023, and December 31, 2022, are summarized as follows (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,875	$—	$19,456	$178,419
Obligations of states and municipalities	547,896	44	79,578	468,362
Residential mortgage backed - agency	56,991	20	4,341	52,670
Residential mortgage backed - non-agency	349,123	12	27,985	321,150
Commercial mortgage backed - agency	59,409	58	1,635	57,832
Commercial mortgage backed - non-agency	190,542	97	7,414	183,225
Asset-backed	95,317	101	2,819	92,599
Other	9,500	—	972	8,528
	$1,506,653	$332	$144,200	$1,362,785

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$198,154	$—	$23,161	$174,993
Obligations of states and municipalities	550,590	12	96,695	453,907
Residential mortgage backed - agency	57,883	14	4,836	53,061
Residential mortgage backed - non-agency	365,983	2	26,690	339,295
Commercial mortgage backed - agency	61,810	75	1,952	59,933
Commercial mortgage backed - non-agency	191,709	10	8,420	183,299
Asset-backed	101,791	49	3,214	98,626
Other	9,500	—	857	8,643
	$1,537,420	$162	$165,825	$1,371,757
At March 31, 2023, and December 31, 2022, AFS securities with amortized costs of $799.3 million and $637.1 million, respectively, and with estimated fair values of $714.5 million and $552.5 million, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.
As of March 31, 2023, the Company entered into a fair value hedge using the portfolio layer method that is described in further detail within Note 9 - Derivatives.
The gross realized gains, realized losses, and proceeds from the sales of securities for the three months ended March 31, 2023, and March 31, 2022, were as follows (in thousands):

	March 31, 2023	March 31, 2022
Gross realized gains	$—	$727
Gross realized losses	—	(623)
Proceeds from sales of securities	—	87,033
The tax benefit (provision) related to these net realized gains and losses for March 31, 2023, and March 31, 2022, was zero, and $21.8 thousand, respectively.
The maturities of AFS securities at March 31, 2023, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from

Note 2— Securities (continued)
contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

	March 31, 2023
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$59,546	$138,329	$—	$197,875
Obligations of states and municipalities	370	10,947	332,562	204,017	547,896
Residential mortgage backed - agency	42	33,446	23,503	—	56,991
Residential mortgage backed - non-agency	32,336	209,368	92,763	14,656	349,123
Commercial mortgage backed - agency	233	52,796	6,380	—	59,409
Commercial mortgage backed - non-agency	32,882	152,507	5,153	—	190,542
Asset-backed	2,296	51,621	41,400	—	95,317
Other	—	—	9,500	—	9,500
	$68,159	$570,231	$649,590	$218,673	$1,506,653

	March 31, 2023
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$55,500	$122,919	$—	$178,419
Obligations of states and municipalities	370	10,204	296,965	160,823	468,362
Residential mortgage backed - agency	42	32,561	20,067	—	52,670
Residential mortgage backed - non-agency	31,027	198,301	78,487	13,335	321,150
Commercial mortgage backed - agency	232	51,524	6,076	—	57,832
Commercial mortgage backed - non-agency	32,283	146,728	4,214	—	183,225
Asset-backed	2,238	49,966	40,395	—	92,599
Other	—		8,528	—	8,528
	$66,192	$544,784	$577,651	$174,158	$1,362,785
At March 31, 2023, and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.

Note 2— Securities (continued)
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023, and December 31, 2022.
AFS securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	March 31, 2023
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$178,419	$19,456	$19,456
Obligations of states and municipalities	17,774	330	444,269	79,248	79,578
Residential mortgage backed - agency	616	10	42,382	4,331	4,341
Residential mortgage backed - non-agency	109,454	7,318	210,963	20,667	27,985
Commercial mortgage backed - agency	1,688	124	54,441	1,511	1,635
Commercial mortgage backed - non-agency	10,970	136	160,432	7,278	7,414
Asset-backed	21,586	187	61,972	2,632	2,819
Other	6,775	725	1,753	247	972
	$168,863	$8,830	$1,154,631	$135,370	$144,200

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$28,399	$1,131	$146,594	$22,030	$23,161
Obligations of states and municipalities	128,373	12,378	320,287	84,317	96,695
Residential mortgage backed - agency	7,258	26	41,975	4,810	4,836
Residential mortgage backed - non-agency	204,866	11,822	134,056	14,868	26,690
Commercial mortgage backed - agency	23,026	562	34,847	1,390	1,952
Commercial mortgage backed - non-agency	144,193	6,171	23,374	2,249	8,420
Asset-backed	43,472	815	50,088	2,399	3,214
Other	6,877	623	1,766	234	857
	$586,464	$33,528	$752,987	$132,297	$165,825
The Company is required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance requires the Company to reduce the security's amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security's decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor.
This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the CECL standard, and declines due to non-credit factors are recorded in accumulated other comprehensive income (“AOCI”), net of taxes. If a credit loss

Note 2— Securities (continued)
is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in accumulated other comprehensive income, net of taxes, on the consolidated statements of financial condition. Prior to implementation of the CECL standard, unrealized losses caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment approach.
The Company did not record an ACL on the AFS securities at March 31, 2023, or upon implementation of CECL on January 1, 2023. As of both periods, the Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 451 securities in an unrealized loss position as of March 31, 2023. The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at March 31, 2023, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on available-for-sale securities at March 31, 2023.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At March 31, 2023, the unrealized losses associated with 12 U.S. Treasuries and Government Agency securities, 19 Residential Mortgage Backed – Agency securities, and 31 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2023.
Securities of U.S. States and Municipalities
At March 31, 2023, the unrealized losses associated with 214 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These securities are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2023.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At March 31, 2023, the unrealized losses associated with 108 Residential Mortgage Backed – Non-Agency securities and 36 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2023.
Asset-Backed Securities
At March 31, 2023, the unrealized losses associated with 28 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2023.

Note 2— Securities (continued)
Other Securities
At March 31, 2023, the unrealized losses associated with 3 securities were primarily driven by interest rates and not the credit quality of the securities. These investments are underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2023.
Restricted stock, at cost
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $9.1 million and $16.4 million at March 31, 2023, and December 31, 2022, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be impaired at March 31, 2023, and no impairment has been recognized. FHLB stock is included in a separate line item Restricted stock, at cost on the Consolidated Balance Sheets and is not part of the Company’s AFS securities portfolio. The Company’s Restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $50 thousand at both March 31, 2023, and December 31, 2022, which is carried at cost and is not impaired at March 31, 2023.
Note 3— Loans
The Company’s loan portfolio segments, as reported in the tables below, include (i) commercial real estate (ii) owner-occupied commercial real estate (iii) acquisition, construction & development (iv) commercial & industrial (v) single family residential (1-4 units) and (vi) consumer non-real estate and other. The risks associated with lending activities differ among the various loan segments and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions.
•Commercial real estate loans carry risk associated with either the net operating income generated from the lease of the real estate collateral or income generated from the sale of the collateral. Other risk factors include the credit-worthiness of the sponsor and the value of the collateral.
•Owner-occupied commercial real estate loans carry risk associated with the operations of the business that occupies the property and the value of the collateral.
•Acquisition, construction and development loans carry risk associated with the credit-worthiness of the borrower, project completion within budget, sale after completion, and the value of the collateral.
•Commercial & industrial loans carry the risk associated with the operations of the business and the value of the collateral, if any.
•Single family residential (1-4 units) loans for consumer purposes carry risk associated with the continued credit-worthiness of the borrower and the value of the collateral. Single family residential (1-4 units) loans for investment purpose carry risk associated with the continued credit-worthiness of the borrower, the value of the collateral, and either the net operating income generated from the lease of the real estate collateral or income generated from the sale of the collateral.
•Consumer non-real estate and other loans carry risk associated with the credit-worthiness of the borrower and the value of the collateral, if any.

Note 3— Loans (continued)

Loan balances at March 31, 2023, and December 31, 2022, by portfolio segment were as follows (in thousands):

	March 31, 2023	December 31, 2022
Commercial real estate	$1,154,210	$1,109,315
Owner-occupied commercial real estate	125,657	127,114
Acquisition, construction & development	99,886	94,450
Commercial & industrial	50,101	53,514
Single family residential (1-4 units)	518,775	499,362
Consumer non-real estate and other	3,109	3,466
	1,951,738	1,887,221
Allowance for credit losses	(25,704)	(21,039)
Loans, net	$1,926,034	$1,866,182
Net deferred loan fees included in the above loan categories totaled $3.3 million and $3.3 million at March 31, 2023, and December 31, 2022, respectively. The Company holds $6.4 million and $7.9 million in Paycheck Protection Program (“PPP”) loans, net of deferred fees and costs as of March 31, 2023, and December 31, 2022, respectively.
Note 4— Allowance for Credit Losses
On January 1, 2023, the Company adopted the CECL methodology as required under ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standards update refer to Note 1 - Nature of Business Activities and Significant Accounting Policies in these Notes to Consolidated Financial Statements. All information presented as of March 31, 2023, is in accordance with ASC 326. All other information presented prior to January 1, 2023, is in accordance with previous applicable GAAP.
The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the Consolidated Statement of Income. Management calculates the quantitative portion of collectively evaluated loans for all loan categories using the WARM method. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code in order to group loans with similar risk characteristics.
Loans that do not share similar risk characteristics are evaluated on an individual loan basis and are excluded from the collective evaluation for the ACL. Loans identified to be individually evaluated under CECL include loans on non-accrual status and may include accruing loans that do not share similar risk characteristics to other accruing loans that are collectively evaluated on a loan pool basis. A specific reserve analysis may be applied to the individually evaluated loans, which considers collateral value, an observable market price, or the present value of the expected future cash flows. A specific reserve is assigned if the measured value of the loan using one of the before mentioned methods is less than the carrying value of the loan.
Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the information that is used to calculate a reasonable and supportable forecast and a reversion period forecast on collectively evaluated loans. Management may consider an additional or reduced reserve as warranted through qualitative risk factors based on the current and expected conditions, as measured in supplemental information relative to the macroeconomic variable loss drivers used to calculate a reasonable and supportable forecast and a reversion period

Note 4— Allowance for Credit Losses (continued)
forecast. These qualitative risk factors considered by management are largely comparable to legacy factors prior to the adoption of CECL.

The following table presents the activity in the ACL, including the impact of the adoption of CECL, for the three months ended March 31, 2023, and the activity for the allowance for loan losses for the three months ended March 31, 2022 (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & Industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
Three months ended
March 31, 2023
Beginning balance, prior to adoption of CECL	$15,477	$635	$2,082	$438	$2,379	$28	$—	$21,039
Impact of the adoption of CECL	2,686	(6)	(640)	237	1,661	187	—	4,125
Provision for (recapture of) credit losses	218	(73)	410	25	(13)	(44)	—	523
Charge-offs	—	—	—	—	—	(17)	—	(17)
Recoveries	28	—	—	—	3	3	—	34
Balance, end of period	$18,409	$556	$1,852	$700	$4,030	$157	$—	$25,704

March 31, 2022
Balance, beginning of period	$25,112	$611	$2,189	$165	$2,434	$18	$1,180	$31,709
Provision for (recapture of) loan losses	(2,321)	52	127	(32)	(1,030)	15	551	(2,638)
Charge-offs	(21)	—	—	(20)	—	(28)	—	(69)
Recoveries	3	—	—	—	47	9	—	59
Balance, end of period	$22,773	$663	$2,316	$113	$1,451	$14	$1,731	$29,061
The information presented in the table below is not required for periods after the adoption of CECL. The following table summarizes the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method (individually or collectively evaluated for impairment) as of December 31, 2022 (in thousands):

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & Industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
December 31, 2022
Allowance for loan losses
Individually evaluated for impairment	$41	$102	$—	$—	$96	$—	$—	$239
Collectively evaluated for impairment	15,436	533	2,082	438	2,283	28	—	20,800
Total ending allowance balance	$15,477	$635	$2,082	$438	$2,379	$28	$—	$21,039

Loan balance:
Individually evaluated for impairment	$331	$2,580	$—	$—	$6,158	$—	$—	$9,069
Collectively evaluated for impairment	1,108,984	124,534	94,450	53,514	493,204	3,466	—	1,878,152
Total ending loan balance	$1,109,315	$127,114	$94,450	$53,514	$499,362	$3,466	$—	$1,887,221
Prior to the adoption of CECL, loans were considered impaired when, based on current information and events as of the measurement date, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans included loans on non-accrual status and accruing TDRs. When determining if the Company would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considered the borrower’s capacity to pay, which included such

Note 4— Allowance for Credit Losses (continued)
factors as the borrower’s current financial statements, an analysis of the global cash flow sufficient to pay all debt obligations, and an evaluation of secondary sources of repayment, such as guarantor support and collateral value.
The following table presents information related to impaired loans (in thousands) by portfolio segment as of December 31, 2022:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized (1)
December 31, 2022
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	1,184	1,394	—	1,291	97
Acquisition, construction & development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Single family residential (1-4 units)	5,151	5,576	—	5,131	213
Consumer non-real estate and other	—	—	—	—	—
Subtotal	$6,335	$6,970	$—	$6,422	$310

With an allowance recorded:
Commercial real estate	$331	$331	$41	$350	$23
Owner-occupied commercial real estate	1,397	1,397	102	1,420	74
Acquisition, construction & development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Single family residential (1-4 units)	1,007	1,141	96	1,033	57
Consumer non-real estate and other	—	—	—	—	—
Subtotal	$2,735	$2,869	$239	$2,803	$154
(1)Cash basis interest income recognized approximates interest income recognized shown as of the twelve months ended December 31, 2022.
The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. The following table presents the aging of the recorded investment in past due loans as of March 31, 2023, and December 31, 2022, by portfolio segment (in thousands):

	March 31, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$—	$2,075	$—	$2,075	$1,152,135	$1,154,210	$—	$—
Owner-occupied commercial real estate	—	—	—	—	125,657	125,657	—	1,121
Acquisition, construction & development	—	—	—	—	99,886	99,886	—	—
Commercial & industrial	—	31	—	31	50,070	50,101	—	—
Single family residential (1-4 units)	1,515	—	328	1,843	516,932	518,775	—	2,125
Consumer non-real estate and other	—	—	—	—	3,109	3,109	—	—
Total	$1,515	$2,106	$328	$3,949	$1,947,789	$1,951,738	$—	$3,246

	December 31, 2022
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$—	$—	$—	$—	$1,109,315	$1,109,315	$—	$—
Owner-occupied commercial real estate	—	—	—	—	127,114	127,114	—	1,184
Acquisition, construction & development	—	—	—	—	94,450	94,450	—	—
Commercial & industrial	—	—	—	—	53,514	53,514	—	—
Single family residential (1-4 units)	1,403	154	546	2,103	497,259	499,362	—	4,313
Consumer non-real estate and other	—	4	—	4	3,462	3,466	—	—
Total	$1,403	$158	$546	$2,107	$1,885,114	$1,887,221	$—	$5,497

Note 4— Allowance for Credit Losses (continued)
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, current economic information, and other factors. The Company analyzes loans individually by classifying the loans by credit risk. The Company internally grades all commercial loans at the time of origination. In addition, the Company performs an annual review on the top twenty-five non-homogenous commercial loan relationships as measured by total Company exposure to each borrower. The Company uses the following definitions for credit risk classifications:
Pass: These include satisfactory loans that have acceptable levels of risk.
Special Mention: Loans classified as special mention have a potential credit weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
Substandard: Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the orderly liquidation of debt. Loans classified as substandard are inadequately protected by sound net worth, payment capacity of the borrower, or of the collateral pledged. If weaknesses go uncorrected, there is potential for partial loss of principal and/or interest.
Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and unlikely.
Loss: Loans classified as a loss are considered to be uncollectible and cannot be justified to continue as viable assets. While there may be the possibility of some recovery in the future, it is not practical or desirable to defer writing off these loans at the present time.
The Company has a portfolio of smaller homogenous loans that are not individually risk rated that are included within the single family residential and consumer non-real estate and other loan classes. Generally, these loan classes are rated in a “Pass” unless these loans are on non-accrual and are then classified as substandard.
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of March 31, 2023 (in thousands):

	Term Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate
Pass	$51,800	$282,900	$214,098	$15,998	$76,014	$403,273	$4,309	$1,048,392
Special Mention	—	—	—	8,433	5,302	40,929	—	54,664
Substandard	—	600	2,351	—	7,569	40,634	—	51,154
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$51,800	$283,500	$216,449	$24,431	$88,885	$484,836	$4,309	$1,154,210

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied commercial real estate
Pass	$823	$30,039	$9,857	$15,463	$13,686	$49,753	$2,385	$122,006
Special Mention	—	—	—	—	—	1,947	—	1,947
Substandard	—	293	—	—	—	1,411	—	1,704
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$823	$30,332	$9,857	$15,463	$13,686	$53,111	$2,385	$125,657

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Note 4— Allowance for Credit Losses (continued)

Acquisition, construction & development
Pass	$1,275	$28,498	$10,995	$—	$9,260	$1,398	$1,360	$52,786
Special Mention	—	—	—	—	807	22,093	—	22,900
Substandard	—	—	—	—	—	24,200	—	24,200
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$1,275	$28,498	$10,995	$—	$10,067	$47,691	$1,360	$99,886

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$7,877	$18,402	$8,943	$603	$55	$1,769	$12,452	$50,101
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$7,877	$18,402	$8,943	$603	$55	$1,769	$12,452	$50,101

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single family residential (1-4 units)
Pass	$32,061	$129,294	$62,952	$33,281	$42,540	$154,070	$62,451	$516,649
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	263	—	1,863	—	2,126
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$32,061	$129,294	$62,952	$33,544	$42,540	$155,933	$62,451	$518,775

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer non-real estate and other
Pass	$376	$310	$183	$322	$460	$423	$1,035	$3,109
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$376	$310	$183	$322	$460	$423	$1,035	$3,109

Current period gross charge-offs	$—	$17	$—	$—	$—	$—	$—	$17
The value of outstanding loans by credit quality indicators as of December 31, 2022 were as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial real estate	$1,011,025	$62,907	$35,383	$—	$—	$1,109,315
Owner-occupied commercial real estate	121,621	1,963	3,530	—	—	127,114
Acquisition, construction & development	68,220	836	25,394	—	—	94,450
Commercial & industrial	53,273	—	241	—	—	53,514
Single family residential (1-4 units)	494,994	55	4,313	—	—	499,362
Consumer non-real estate and other	3,466	—	—	—	—	3,466
Total	$1,752,599	$65,761	$68,861	$—	$—	$1,887,221

Note 4— Allowance for Credit Losses (continued)
The following tables present information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of March 31, 2023 (in thousands):

	Collateral Dependent Loans
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
March 31, 2023
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	1,121	1,121	—
Acquisition, construction & development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Single family residential (1-4 units)	—	—	3,329	3,329	—
Consumer non-real estate and other	—	—	—	—	—
Total	$—	$—	$4,450	$4,450	$—
On January 1, 2023, the Company adopted ASU 2022-02 on a modified retrospective basis. ASU 2022-02 eliminates the TDR accounting model and requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty, and the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan. This change required all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables — Nonrefundable Fees and Other Costs, and subjects entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. Upon adoption of CECL, the Company loans classified as TDRs were individually evaluated for the ACL, and the measurement was done either using the collateral-dependent or the discounted cash flow method.
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the three months ended March 31, 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
The Company did not extend any modifications that were defined as TDRs during the year ended December 31, 2022.
Note 5— Deposits
The aggregate amount of time deposits, each with a minimum denomination of $250,000, was approximately $35.7 million and $32.6 million on March 31, 2023, and December 31, 2022, respectively. Brokered time deposits totaled $389.2 million at March 31, 2023. There were $100.3 million in brokered time deposits at December 31, 2022. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $13.1 million at March 31, 2023, compared to $11.7 million at December 31, 2022.
At March 31, 2023, the scheduled maturities of time deposits for the remaining nine months ending December 31, 2023 and the following five years were as follows (in thousands):

As of March 31, 2023
Remaining nine months ending, December 31, 2023	$130,833
2024	114,613
2025	133,679
2026	82,141
2027	49,529
2028	77,386
$588,181

Note 5— Deposits (continued)
At March 31, 2023, and December 31, 2022, amounts included in time deposits for individual retirement accounts totaled $35.2 million and $36.9 million, respectively.
Overdrafts of $277 thousand and $503 thousand were reclassified to loans as of the three months ended March 31, 2023, and the year ended December 31, 2022, respectively.
Note 6— Advances and Other Borrowings
The Company had borrowings of $321.7 million and $343.1 million at March 31, 2023, and December 31, 2022, respectively. At March 31, 2023, the interest rate on this debt ranged from 4.38% to 4.88%. At December 31, 2022, the interest rate on this debt ranged from 4.13% to 4.57%. The average balance outstanding during the three months ending March 31, 2023, and the year ending December 31, 2022, was $358.1 million and $269.5 million, respectively. The Company’s short-term borrowings from time-to-time may consist of advances from the FHLB of Atlanta, unsecured lines from Correspondent Banks, and secured lines from the Federal Discount Window.
The Company has available lines of credit with the FHLB of Atlanta and unsecured federal funds lines of credit from correspondent banking relationships. Through these sources, the Company has unused capacity of $809.1 million in remaining borrowing capacity as of March 31, 2023. The Advances on credit lines are secured by both securities and loans. The amount of securities and loans pledged against available lines of credit as of March 31, 2023, and December 31, 2022, was $620.7 million and $698.1 million, respectively.
The contractual maturities of this debt as of March 31, 2023, are as follows (in thousands):

Due in 2023	$171,700
Due in 2024	150,000
$321,700

Note 7— Leased Property
Lessor Arrangements
The Company enters into operating leases with customers to lease vacant space in certain owned premises that is not being used by the Company. These operating leases are typically payable in monthly installments with terms ranging from around two years to around twelve years and may contain renewal options.
The components of lease income, which was included in non-interest expense on the Consolidated Statements of Income, were as follows for the three months ended (in thousands):

	March 31, 2023	March 31, 2022
Operating lease income	$575	$43
Total lease income	$575	$43
The remaining maturities of operating lease receivables as of March 31, 2023, are as follows (in thousands):

Operating Leases
Remaining nine months ending December 31, 2023	$1,726
2024	2,302
2025	2,265
2026	1,657
2027	1,356
Thereafter	3,783
Total lease receivables	$13,089

Note 7— Leased Property (continued)
Lessee Arrangements
The Company has entered into leases for branches and office space. The leases are evaluated for whether the lease will be classified as either a finance or operating lease. Certain leases offer the option to extend the lease term, and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. Including renewal options, the terms of the Company’s leases range from less than one year to around thirteen years. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.
Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. These cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Right-of-use assets:
Operating leases	Other assets	$6,474	$7,255
Finance leases	Other assets	2,569	2,620
Total right-of-use assets		$9,043	$9,875
Lease liabilities:
Operating leases	Other liabilities	$6,782	$7,592
Finance Leases	Other liabilities	2,705	2,745
Total lease liabilities		$9,487	$10,337
The components of total lease cost were as follows for the period ending (in thousands):

	March 31, 2023	March 31, 2022
Finance lease cost
Right-of-use asset amortization	$51	$51
Interest expense	15	16
Operating lease cost	839	594
Total lease cost	$905	$661

Note 7— Leased Property (continued)
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of March 31, 2023, are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining nine months ending December 31, 2023	$2,606	$165
2024	2,294	224
2025	839	228
2026	415	233
2027	366	238
Thereafter	625	2,033
Total undiscounted lease payments	7,145	3,121
Less: Discount	(363)	(416)
Net lease liabilities	$6,782	$2,705
The following table presents additional information about the Company’s leases as of March 31, 2023, and December 31, 2022.

Supplemental lease information (dollars in thousands)	March 31, 2023	December 31, 2022
Finance lease weighted average remaining lease term (years)	12.51	12.76
Finance lease weighted average discount rate	2.22%	2.22%
Operating lease weighted average remaining lease term (years)	3.15	3.26
Operating lease weighted average discount rate	3.16%	3.19%

Cash paid for amounts included in the measurement of lease liabilities	March 31, 2023	March 31, 2022
Operating cash flows from operating leases	$868	$569
Operating cash flows from finance leases	15	16
Financing cash flows from finance leases	39	38
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Note 8— Regulatory Capital Matters
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (“Basel III rules”), an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of March 31, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2023, and December 31, 2022, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action”.
The following table presents the actual and required capital amounts and ratios for the Company and the Bank at March 31, 2023, and December 31, 2022 (in thousands except for ratios).

Note 8— Regulatory Capital Matters (continued)

	Actual		Minimum Required for Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Total Capital to risk weighted assets
Consolidated	$439,563	18.65%	$247,459	≥ 10.5%	$235,675	≥ 10.0%
Burke & Herbert Bank & Trust	436,046	18.50	247,528	≥ 10.5	235,741	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	413,592	17.55	200,324	≥ 8.5	188,540	≥ 8.0
Burke & Herbert Bank & Trust	410,075	17.40	200,380	≥ 8.5	188,593	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	413,592	17.55	164,973	≥ 7.0	153,189	≥ 6.5
Burke & Herbert Bank & Trust	410,075	17.40	165,019	≥ 7.0	153,232	≥ 6.5
Tier 1 (Core) Capital to average assets
Consolidated	413,592	11.19	147,859	≥ 4.0	184,824	≥ 5.0
Burke & Herbert Bank & Trust	410,075	11.09	147,913	≥ 4.0	184,891	≥ 5.0

As of December 31, 2022
Total Capital to risk weighted assets
Consolidated	$433,958	18.88%	$241,325	≥ 10.5%	$229,834	≥ 10.0%
Burke & Herbert Bank & Trust	432,290	18.81	241,368	≥ 10.5	229,874	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	412,946	17.97	195,358	≥ 8.5	186,867	≥ 8.0
Burke & Herbert Bank & Trust	411,251	17.89	195,393	≥ 8.5	183,900	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	412,946	17.97	160,883	≥ 7.0	149,392	≥ 6.5
Burke & Herbert Bank & Trust	411,251	17.89	160,912	≥ 7.0	149,418	≥ 6.5
Tier 1 (Core) Capital to average assets
Consolidated	412,946	11.34	145,605	≥ 4.0	182,007	≥ 5.0
Burke & Herbert Bank & Trust	411,251	11.30	145,605	≥ 4.0	182,007	≥ 5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2023, approximately $188.5 million of retained earnings was available for dividend declaration without regulatory approval.
Note 9— Derivatives
The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.
Cash flow hedges of interest rate risk
The Company’s objective in using interest rate derivatives is to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. During the first quarter of 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate assets.

Note 9— Derivatives (continued)
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate asset. During the next 12 months, the Company estimates that an additional $1.5 million will be reclassified as a reduction to interest income.

Fair value hedges of interest rate risk
The Company is exposed to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in interest income.

As of March 31, 2023, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

Securities available-for-sale, at fair value(1)	$302,362	$—	$2,362	$—
Total	$302,362	$—	$2,362	$—

(1) These amounts include the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $302.4 million; the cumulative basis adjustments associated with these hedging relationships was $2.4 million; and the amounts of the designated hedged items were $300.0 million.

Derivatives not designated as hedges
The Company enters into interest rate swaps with its loan customers to facilitate their financing requests. Upon entering into swaps with our loan customers, the Company will enter into corresponding offsetting derivatives with third parties. These derivatives represent economic hedges and do not qualify as hedges for accounting. These back-to-back interest rate swaps are reported at fair value in “other assets” and “other liabilities” in the Company’s Consolidated Balance Sheets. Changes in the fair value of interest rate swaps are recorded in other non-interest expense and sum to zero because of offsetting terms of swaps with borrowers and swaps with dealer counterparties.
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other liabilities	$50,000	$1,866
Interest rate swaps related to fair value hedges	Other liabilities	300,000	2,283

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$34,439	$1,045
Interest rate swaps related to customer loans	Other liabilities	34,439	1,045

Note 9— Derivatives (continued)

	December 31, 2022
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other liabilities	$50,000	$2,254
Interest rate swaps related to fair value hedges	N/A	—	—

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$34,674	$1,311
Interest rate swaps related to customer loans	Other liabilities	34,674	1,311
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2023, and March 31, 2022, as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	March 31, 2023			Location of Gain or (Loss) Reclassified from AOCI into Income	March 31, 2023
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$60	$60	$—	Interest Income	$(363)	$(363)	$—
Total	$60	$60	$—		$(363)	$(363)	$—

Derivatives in Cash Flow Hedging Relationships	March 31, 2022			Location of Gain or (Loss) Reclassified from AOCI into Income	March 31, 2022
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(636)	$(636)	$—	Interest Income	$75	$75	$—
Total	$(636)	$(636)	$—		$75	$75	$—

Note 9— Derivatives (continued)
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of March 31, 2023, and March 31, 2022.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	March 31, 2023		March 31, 2022
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$(203)	$—	$75	$—

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	2,362	—	—	—
Derivatives designated as hedging instruments	(2,202)	—	—	—

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	(363)	—	75	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—

Amount of gain or (loss) reclassified from AOCI into income - included component	(363)	—	75	—
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—
Credit-risk-related Contingent Features
As of March 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $4.1 million. As of March 31, 2023, the Company has posted the full amount of collateral related to these agreements.

Note 10— Commitments and Contingencies
Interest rate lock commitments
Commitments to fund consumer mortgage loans (interest rate lock commitments) to be sold into the secondary market are defined as derivatives under GAAP. The Company enters into best effort forward commitments for the future delivery of mortgage loans to third-party investors. The Company has elected the fair value option (“FVO”) on both the best-efforts forward commitments and the consumer mortgage loans held-for-sale in order to economically hedge the effect of changes in interest rates resulting from the commitment to fund the loans.
The net gains (losses) relating to the free-standing derivative instruments (interest rate lock commitments) were $4.2 thousand and $(74.5) thousand at March 31, 2023, and March 31, 2022. The notional amount of loan pipeline that resulted in interest rate lock commitments at March 31, 2023, and March 31, 2022, was $838 thousand and $1.4 million, respectively. Interest Rate lock commitments are not designated as hedging instruments, and therefore, changes in the fair value of these free-standing derivative instruments are reported as non-interest income.
Credit extension commitments
The Company’s financial statements do not reflect various financial instruments which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These financial instruments include commitments to extend credit, commercial letters of credit, and revolving lines of credit.

Note 10— Commitments and Contingencies (continued)
Many of our lending relationships contain both funded and unfunded elements. The funded portion is reflected on our balance sheet. The unfunded portion of these commitments is not recorded on our balance sheet until a draw is made under the loan facility. Since many of our commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.
A summary of the contractual amounts of the Company’s financial instruments outstanding at March 31, 2023, and December 31, 2022, is as follows (in thousands):

	March 31, 2023	December 31, 2022
Commitments to extend credit	$277,463	$291,265
Commercial letters of credit	8,525	8,539
Commitments to extend credit and commercial letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Consolidated Balance Sheets. Many of these instruments have fixed maturity dates, and many of them will expire without being drawn upon; accordingly, they do not generally present any significant liquidity risk to the Company.
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a recapture of credit losses on unfunded commitments of $7.5 thousand for the three months ended March 31, 2023. The ACL on off-balance-sheet credit totaled $267.3 thousand at March 31, 2023, and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
Litigation
The Company is a party to litigation, claims and proceedings arising in the normal course of business that are ordinary and routine to the nature of the Company’s business and operations. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from any currently pending or threatened litigation, claims or proceedings will not be material to the Company’s financial position.
Note 11— Fair Value Measurements
Determination of Fair Value
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 – Significant unobservable inputs that reflect our own assumptions that market participants would use in pricing an asset or liability.
In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of

Note 11— Fair Value Measurements (continued)
a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The Company used the following methods and significant assumptions to estimate fair value:
Investment securities
The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
Derivatives
The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The Company has contracted with a third-party vendor to provide valuations for interest rate swaps using standard swap valuation techniques. The Company has considered counterparty credit risk in the valuation of its interest rate swap assets and has considered its own credit risk in the valuation of its interest rate swap liabilities. The Company recognizes interest rate lock commitments at fair value. Fair value of interest rate lock commitments is based on the price of underlying loans obtained from an investor for loans that will be delivered on a best effort basis (Level 2).
Loans held-for-sale, at fair value
The fair value of loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2). These loans currently consist of one-to-four family residential loans originated for sale in the secondary market.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$178,419	$—	$—	$178,419
Obligations of states and municipalities	—	468,362	—	468,362
Residential mortgage backed - agency	—	52,670	—	52,670
Residential mortgage backed - non-agency	—	321,150	—	321,150
Commercial mortgage backed - agency	—	57,832	—	57,832
Commercial mortgage backed - non-agency	—	183,225	—	183,225
Asset-backed	—	92,599	—	92,599
Other	—	8,528	—	8,528
Total investment securities available-for-sale	$178,419	$1,184,366	$—	$1,362,785

Loans held-for-sale, at fair value	$—	$360	$—	$360

Derivatives	$—	$1,045	$—	$1,045

Note 11— Fair Value Measurements (continued)

Financial liabilities
Derivatives	$—	$5,194	$—	$5,194

	Fair Value Measurements at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$174,993	$—	$—	$174,993
Obligations of states and municipalities	—	453,907	—	453,907
Residential mortgage backed - agency	—	53,061	—	53,061
Residential mortgage backed - non-agency	—	339,295	—	339,295
Commercial mortgage backed - agency	—	59,933	—	59,933
Commercial mortgage backed - non-agency	—	183,299	—	183,299
Asset-backed	—	98,626	—	98,626
Other	—	8,643	—	8,643
Total investment securities available-for-sale	$174,993	$1,196,764	$—	$1,371,757

Loans held-for-sale, at fair value	$—	$—	$—	$—

Derivatives	$—	$1,311	$—	$1,311

Financial liabilities
Derivatives	$—	$3,565	$—	$3,565
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Individually evaluated loans
Upon the adoption of CECL, loans individually evaluated for credit expected losses included non-accrual loans and other loans that do not share similar risk characteristics to loans in the CECL loan pools and have been classified as Level 3. Individually evaluated loans with an allocation to the ACL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. Prior to adoption of CECL and ASU 2022-02, which eliminated the TDR accounting model, loans were designated as impaired when, in the judgment of management and based on current information and events, it was probable that all amounts due, according to the contractual terms of the loan agreement, would not be collected.
The measurement of loss associated with impaired loans can be based on either the observable market price of the loan, the present value of the expected future cash flows, or the fair value of the collateral. Generally, the fair value of impaired loans will be determined by the present value of the expected future cash flows or if collateral-dependent based on recent real estate appraisals. For collateral-dependent, the fair value is measured based on the value of the collateral securing the loans, less estimated costs of disposal. Collateral may be in the form of real estate or business assets, including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income and will result in a Level 3 fair value classification. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.
Other real estate owned
Assets acquired through foreclosure or other proceedings are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs

Note 11— Fair Value Measurements (continued)
to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. Any fair value adjustments are recorded in the period incurred and expensed against current earnings.
Assets that were measured at fair value on a nonrecurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at March 31, 2023 Using: :
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Individually Evaluated Loans:
Commercial Real Estate	$—	$—	$318	$318
Owner-occupied commercial real estate	—	—	1,371	1,371
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Single family residential	—	—	2,242	2,242
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	—	—

	Fair Value Measurements at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Individually Evaluated Loans:
Commercial Real Estate	$—	$—	$290	$290
Owner-occupied commercial real estate	—	—	1,295	1,295
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Single family residential	—	—	911	911
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	—	—
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at March 31, 2023, and December 31, 2022 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
March 31, 2023
Impaired loans	$3,931	Discounted cash flow analysis	Market rate for borrower	3.6% - 8.5%	5.0%

December 31, 2022
Impaired loans	$2,496	Discounted cash flow analysis	Market rate for borrower	4.5% - 6.0%	5.2%

Note 11— Fair Value Measurements (continued)
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at March 31, 2023, and December 31, 2022, were as follows (in thousands):

		Fair Value Measurements at March 31, 2023 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$10,616	$10,616	$—	$—	$10,616
Interest-bearing deposits with banks	106,323	106,323	—	—	106,323
Loans, net	1,926,034	—	—	1,813,068	1,813,068
Accrued interest	15,158	—	15,158	—	15,158

Financial liabilities
Non-interest, bearing	$906,723	$—	$906,723	$—	$906,723
Interest bearing	2,125,668	—	2,118,085	—	2,118,085
Other borrowed funds	321,700	—	321,667	—	321,667
Accrued interest	2,763	—	2,763	—	2,763

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$9,124	$9,124	$—	$—	$9,124
Interest-bearing deposits with banks	41,171	41,171	—	—	41,171
Loans, net	1,866,182	—	—	1,768,903	1,768,903
Accrued interest	15,481	—	15,481	—	15,481

Financial liabilities
Non-interest, bearing	$960,692	$—	$960,692	$—	$960,692
Interest bearing	1,959,708	—	1,951,227	—	1,951,227
Other borrowed funds	343,100	—	342,904	—	342,904
Accrued interest	1,452	—	1,452	—	1,452

Note 12— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods ending March 31, 2023, and March 31, 2022 (in thousands):

	March 31, 2023
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(1,589)	$(130,875)	$(7,031)	$(139,495)
Net unrealized gains (losses)	47	17,218	—	17,265
Less: net realized (gains) losses reclassified to earnings	287	(1,866)	—	(1,579)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,255)	$(115,523)	$(7,031)	$(123,809)

	March 31, 2022
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$—	$12,975	$(6,020)	$6,955
Net unrealized gains (losses)	(503)	(63,808)	—	(64,311)
Less: net realized (gains) losses reclassified to earnings	(59)	(82)	—	(141)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(562)	$(50,915)	$(6,020)	$(57,497)

The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the periods ending March 31, 2023, and December 31, 2022 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item in the Statements of Income
	March 31, 2023	March 31, 2022
Cash flow hedges:
Interest rate contracts	$(363)	$75	Interest income
Tax effect	76	(16)	Income tax expense (benefit)
Net of Tax	$(287)	59

Available-for-sale securities:
Realized gains (losses) on securities	$—	$104	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	2,362	—	Interest income
Tax effect	(496)	(22)	Income tax expense (benefit)
Net of Tax	$1,866	$82

Total reclassifications, net of tax	$1,579	$141	Net income

Note 13— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for the three months ended March 31, 2023, and March 31, 2022, is as follows (in thousands):

	Three months ended March 31,
	2023	2022
FDIC assessment	$734	$702
Historic tax credit amortization	632	632
IT related	491	412
Consultant fees	470	212
Network expense	429	394
Directors' fees	410	245
Audit expense	307	92
Legal expense	305	175
Virginia franchise tax	243	233
Marketing expense	219	317
Other	1,367	1,258
Total	$5,607	$4,672
Note 14— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards subject to approval. Total compensation cost that has been charged against income for the share-based awards granted was $580.6 thousand and $506.2 thousand for the three months ended March 31, 2023, and March 31, 2022, respectively. The total income tax benefit was $121.9 thousand and $106.3 thousand for the three months ended March 31, 2023, and March 31, 2022, respectively.
2019 Stock Incentive Plan
In 2019, the Company’s Stock Incentive Plan (“2019 SIP”) was approved by the Bank’s Board of Directors. The 2019 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2019 SIP authorized 240,000 units to be issued, and the Company has a practice of using shares held as treasury stock to satisfy these share-based awards. Each unit represents a contingent right to receive one common share or an equivalent amount of cash, or a combination of the two, at the discretion of the Company. Currently, we have a sufficient number of treasury shares to satisfy outstanding equity awards.
Under the 2019 SIP, the Company has issued restricted stock unit (“RSU”) awards that are both time-based and performance-based. Each RSU award will indicate the number of shares, the conditions (e.g., service, performance, and/or a combination), and the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the award at grant date. A total of 24,705 and 12,160 shares were issued during the three months ended March 31, 2023, and March 31, 2022, respectively.
For time-based RSUs, the fair value was determined by using the closing stock price on the date prior to the grant date. These RSUs vest over three to five years.
The Board, from time-to-time, approves performance-based RSU awards that may be earned between a three to five year performance period. Whether units are earned at the end of the performance period will be determined based on the achievement of a market capitalization target over the performance period. If the condition is not achieved, the grant recipient will receive 50% of the units upon fulfilling the required service time. If the performance condition is achieved, the grant recipient will receive 100% of the units granted. The market capitalization target will be determined by the Board.

The fair value for performance-based RSU awards was determined by using a Monte Carlo simulation analysis to estimate the achievement of the market capitalization target determined by the Board. The Monte Carlo simulation analysis required the following inputs: (1) expected term, (2) expected volatility, (3) risk-free rate, and (4) dividend yield. The expected term

Note 14— Share-Based Compensation (continued)
was based on the stated performance period. Management used the expected volatility from a peer group. The risk-free interest rate is based on the U.S. Treasury yield curve over the performance period. The dividend yield assumption was based on historical and anticipated dividend payouts.

The following is a summary of the Company’s RSU awards:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2022	122,440	$48.00
Granted	24,705	67.81
Vested	(3,120)	50.47
Forfeited	—	—
Nonvested at March 31, 2023	144,025	$51.34
As of March 31, 2023, there was $4.7 million of total unrecognized compensation costs related to nonvested shares granted under the 2019 SIP. The cost is expected to be recognized over a weighted average period of 2.08 years.
2023 Stock Incentive Plan
In 2023, a new stock incentive plan (“2023 SIP”) was approved by the Board of directors and shareholders. Upon the plan’s shareholder approval date of March 30, 2023, no further share-based awards will be issued under the 2019 SIP. The plan provides for the issuance of share-based awards to directors and employees of the Company. The 2023 SIP authorized the issuance of 250,000 shares, subject to an annual increase in available shares. As of March 31, 2023, no share-based awards have been issued under the 2023 SIP.
Note 15— Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential impact of contingently issuable shares.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares dilutive potential Common Stock. Dilutive potential Common Stock has no effect on income available to common shareholders.

	Three Months Ended March 31,
	2023	2022
Net income (in thousands)	$7,524	$9,126

Weighted average number of shares	7,426,638	7,424,059
Options effect of dilutive shares	77,835	27,799
Weighted average dilutive shares	7,504,473	7,451,858

Basic EPS	$1.01	$1.23
Diluted EPS	1.00	1.23
Stock awards equivalent to zero and zero shares of Common Stock were not considered in computing diluted earnings per common share for March 31, 2023, and March 31, 2022, respectively, because they were antidilutive.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations of the Company should be read in conjunction with the preceding consolidated financial statements and notes presented in Item 1. Financial Statements of this Form 10-Q, as well as with the audited consolidated financial statements and notes for the year ended December 31, 2022, included in our Registration Statement on Form 10 filed with the SEC on February 28, 2023, as amended on April 4, 2023, April 20, 2023, and April 21, 2023, and as declared as effective by the SEC on April 21, 2023. Historical results of operations and the percentage relationships among any amounts included and any trends that may appear may not indicate trends in operations or results of operations for any future periods. We are a bank holding company, and we conduct all of our material business operations through the Bank. As a result, the discussion and analysis below primarily relate to activities conducted at the Bank.
Disclosure Regarding Forward-Looking Statements
This Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements”. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations, or assumptions regarding the future of the business, future plans and strategies, operational results, and other future conditions of the Company. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of our industry or our prospects, plans, financial position, or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events, or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.
By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections, and other forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates, and intentions expressed in such forward-looking statements. Important risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company, as applicable, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking information and statements include, but are not limited to, the risks described in Part II, Item 1A. Risk Factors in this Form 10-Q.
Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-Q, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-Q.
We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements.
Overview
Burke & Herbert Financial Services Corp. was organized as a Virginia corporation on September 14, 2022, to serve as the holding company for the Bank. The Company commenced operations as a bank holding company on October 1, 2022, following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve. The Company has no material operations and owns 100% of the Bank. The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank is supervised and regulated by the FDIC and the Virginia BFI.
The Bank offers a full range of business and personal financial solutions designed to meet customers’ banking, borrowing, and investment needs and has over 20 branches throughout the Northern Virginia region and commercial loan offices in Fredericksburg, Loudoun County, and Richmond, Virginia, and in Bethesda, Maryland.
The Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and non-interest-bearing. In order to maximize the Bank’s net interest income, or the difference between the income on interest-earning assets and the expense of interest-bearing liabilities, the Bank must not only manage the volume of these balance sheet items, but also the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To account for credit risk inherent in all loans, the Bank maintains an ACL to absorb expected credit losses on existing loans that may become uncollectible. The Bank establishes and maintains this ACL by charging a provision for credit losses against operating earnings. In order to maintain its operations and branch locations, the Bank incurs various operating expenses which are further described within the “Results of Operations” later in this section.
As of March 31, 2023, we had total consolidated assets of $3.7 billion, gross loans of $2.0 billion, total deposits of $3.0 billion, and total shareholders’ equity of $289.8 million. As of March 31, 2023, we had 411 full-time employees. None of our employees are covered by a collective bargaining agreement.
Recent Events in the Financial Services Industry
During March 2023, the FDIC placed two large financial institutions under receivership, marking the third and fourth largest bank failures in U.S. history, primarily due to liquidity concerns. In May 2023, another financial institution failed that became the second largest bank failure in U.S. history. All of the deposits and substantially all of the assets of that institution were assumed by another financial institution. These failures have caused general uncertainty and concern regarding the adequacy of liquidity in the banking sector as a whole. Uncertainty may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about any events of these kinds or other similar risks, and has in the past and may in the future lead to market-wide liquidity problems. These failures underscore the importance of maintaining diversified sources of funding as key measures to ensure the safety and soundness of a financial institution.
While the Company did not experience significant unusual deposit withdrawals related to these recent events, we cannot be assured that similar unusual deposit withdrawal activity will not affect banks generally or affect our Bank in the future. The heightened focus on liquidity across the banking industry will continue to add to the already increasing competition for deposits as a source of core balance sheet funding, which is expected to cause the cost of funds at banks to continue to rise in the near-term. Should financial institutions experience shortfalls in core funding, the use of alternative sources of liquidity would most likely cause a further increase in funding costs, placing additional pressure on overall bank profitability across the sector.
In response to events that occurred during the months of March and May 2023 and the attendant stress on economic agents, including various financial stock markets, the Company took multiple proactive measures to mitigate any potential financial and operational impacts. Such measures included, but were not limited to:
•dissemination of internal communication to inform the Board and employees of current events and the Company’s condition and desired market response;
•testing of available liquidity sources;
•real-time analysis of our deposit composition and deposit concentrations;
•assessment of our investment securities portfolio; and
•stress testing of liquidity and capital metrics based on observed financial conditions with particular emphasis on the causes of such risk events.
For further discussion see Item 1A, under the caption “Risk Factors” in our Registration Statement on Form 10 filed with the SEC on February 28, 2023, and as amended, and declared effective by the SEC on April 21, 2023. The measures taken followed meetings convened by a subcommittee provided for in our Asset/Liability policy more fully described in Item 3.- Quantitative and Qualitative Disclosures About Market Risk – Market Risk.
The Company’s key inputs and certain assumptions of the stress testing included, but were not limited to, uninsured deposits, deposit composition and deposit flows, borrowings and borrowing capacity, interest rate movements and sensitivity, unrealized losses in the investment securities portfolio, loan balances and loan demand, credit risks, and current allowances for credit losses. Results of the stress tests indicated capital levels that remained above the well-capitalized regulatory ratios and liquidity metrics remained within internal policy guidelines. For additional information related to capital, see Notes to the Consolidated Financial Statements – Note 8. Regulatory Capital Matters. The Company intends to continue conducting such stress tests on an interim basis.
As of the date of this filing, the Company believes that the recent events described herein will not have a material impact to the Company’s financial position.
Critical Accounting Policies and Estimates
Our accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory and general practices within the financial services industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgements that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments affect the amounts reported in the financial statements and accompanying notes and are based on information available as of the date of the financial statements, and, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions, and judgments inherent in those policies, are critical in understanding our financial statements. The more critical accounting estimates include accounting for credit losses and valuation methodologies. Additional disclosures regarding the effects of new pronouncements, ASU 2016-13 and ASU 2022-02, are included in this report in Note 1, Nature of Business Activities and Significant Accounting Policies, to the consolidated financial statements under Part 1, Item, “Financial Information.”
Liquidity Management
Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.
The Company assesses the need for liquidity in a variety of scenarios. Those scenarios may include projected growth, credit deterioration, deposit decay, interest rate changes, and a variety of other economic scenarios that can impact the liquidity position of the Company. These analyses are performed on a quarterly basis in conjunction with the Company’s Asset/Liability meetings, and findings are reported to the Asset/Liability Committee (the “ALCO”) and to the Board. From time to time, management may change the frequency of such testing or update certain inputs as a result of abnormal market conditions.
Findings as a result of the Company’s prudent liquidity modeling may result in the change of certain products offered to customers or adjust the way the Company manages its balance sheet. Such changes could include adjusting interest rates offered on certain deposit products, changes to interest rates charged in lending activities, or the suspension of certain products and activities altogether. Times of significant economic stress may cause the mix of funding to shift and increase the likelihood of changes to certain products in order to manage the Company’s overall liquidity and capital position.
The asset portion of the balance sheet provides liquidity primarily through unencumbered securities available-for-sale, loan principal and interest payments, maturities and prepayments of investment securities, and, to a lesser extent, sales of investment securities available-for-sale. Other short-term investments available to the Company that could act as potential sources of liquidity are federal funds sold, securities purchased under agreements to resell, and maturing interest-bearing deposits with other banks.
The liability portion of the balance sheet provides liquidity through interest-bearing and non-interest-bearing deposit accounts and through FHLB and other borrowings. Brokered deposits, federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are additional sources of liquidity and basically represent the

Company’s incremental borrowing capacity. These sources of liquidity are used as necessary to fund asset growth and meet short-term liquidity needs.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Company’s structure as a bank holding company that is a separate legal entity from the Bank. The Company requires cash for various operating needs that could include payment of dividends to its shareholders, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Company is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Any future dividends must be set forth in the Company’s capital plans before any dividends can be paid.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth. See Note 6 - Advances and Other Borrowings and Note 10 - Commitments and Contingencies, in Notes to Consolidated Financial Statements for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.
Capital
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
In July 2013, the Federal Reserve published the final rules that established a new comprehensive capital framework for banking organizations, commonly referred to as Basel III. These final rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. The final rule became effective January 1, 2015, for smaller, non-complex banking organizations with full implementation by January 1, 2019.
The Basel III Capital Rules require the Holding Company and the Bank to maintain minimum Common Equity Tier 1 (“CET 1”), Tier 1, and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and counter-cyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “counter-cyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Holding Company or the Bank.
Under capital adequacy guidelines and the regulatory framework for “prompt corrective action”, the Holding Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Additionally, federal banking laws require regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not satisfy minimum capital requirements. The extent of these powers depends upon whether the institution in question is “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”, as such terms are defined under federal banking agency regulations. Depository institutions that do not meet minimum capital requirements will face constraints on payment of dividends, equity repurchases, and compensation based on the amount of shortfall. A depository institution that is not “well capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, may be subject to asset growth limitations, and may be required to submit capital restoration plans.
As of March 31, 2023, and December 31, 2022, the Bank complied with all regulatory capital standards and qualifies as “well capitalized”. Note 8 - Regulatory Capital Matters in Notes to Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
Effects of Inflation
The majority of assets and liabilities of a financial institution are monetary in nature; therefore, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories that are greatly impacted by inflation. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation also affects other expenses that tend to rise during periods of general inflation.
Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to maintain a balanced position between rate-sensitive assets and liabilities over an economic cycle in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning.
Key Factors Affecting Financial Performance
We face a variety of risks that may impact various aspects of our financial performance from time to time. The extent of such impacts may vary depending on factors such as the current business and economic conditions, political and regulatory environment, and operational challenges. Many of these risks and our risk management strategies are described in more detail elsewhere in this Report as well as with the audited consolidated financial statements and notes for the year ended December 31, 2022, included in our Registration Statement on Form 10 filed with the SEC on February 28, 2023, as amended on April 4, 2023, April 20, 2023, and April 21, 2023, and as declared as effective by the SEC on April 21, 2023.
Our success will depend upon, among other things, the following factors that we manage or control:
•Effectively managing capital and liquidity, including:
•Continuing to maintain and, over time, grow our deposit base as a low-cost stable funding source,
•Prudent liquidity and capital management to meet evolving regulatory capital, capital planning, stress testing, and liquidity standards, and
•Actions we take within the capital and other financial markets,
•Our ability to manage any material costs related to the execution of our strategic priorities, including increased employees, infrastructure, compliance, and other costs in a profitable manner over the long term,
•Management of credit risk and interest rate risk in our portfolio,
•Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•The impact of legal and regulatory-related contingencies,
•The appropriateness of critical accounting estimates and related contingencies,
•Our ability to manage operational risks related to new products and services, changes in processes and procedures, or the implementation of new technology,
•The ability to make investments to promote compliance with existing and evolving regulatory requirements that will increase as the Company grows and will result in increased administrative expenses that we did not previously incur, which costs may materially increase our general and administrative expenses, and
•The ability to execute our strategic objectives while satisfying the obligations associated with being a public company that will require significant resources and management attention and may divert management’s attention from our business operations.
Our financial performance is also substantially affected by a number of external factors outside of our control, including the following:
•Economic conditions, including the length and extent of the economic impacts of a pandemic, and the actions taken to mitigate and manage it,
•The effect of climate change on our business and performance, including indirectly through impacts on our customers,

•The actions by the Federal Reserve, U.S. Treasury, and other government agencies, including those that impact money supply and market interest rates and inflation,
•The level of, and direction, timing, and magnitude of movement in interest rates and the shape of the interest rate yield curve,
•The functioning and other performance of, and availability of liquidity in U.S. and global financial markets, including capital markets,
•The impact of tariffs and other trade policies of the U.S. and its global trading partners,
•Changes in the competitive landscape,
•Impacts of changes in federal, state, and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending, and social programs,
•The impact of market credit spreads on asset valuations,
•The ability of customers, counterparties, and issuers to perform in accordance with contractual terms, and the resulting impact on our asset quality,
•Loan demand, utilization of credit commitments, and standby letters of credit, and
•The impact on customers and changes in customer behavior due to changing business and economic conditions or regulatory or legislative initiatives.
The impact of these items, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. For additional information on the risks we face, see Part II, Item 1A. - Risk Factors.
Selected Financial Data
The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of March 31, 2023, and December 31, 2022, and the selected income statement data for the three months ended March 31, 2023, and March 31, 2022, have been derived from our consolidated financial statements included elsewhere in this Form 10-Q and should be read in conjunction with the other information contained in this Form 10-Q.

(In thousands, except ratios, share and per share data)	March 31, 2023	December 31, 2022
Selected Financial Condition Data:
Total assets	$3,671,186	$3,562,898
Total cash and cash equivalents	116,939	50,295
Total investment securities, at fair value	1,362,785	1,371,757
Net loans	1,926,034	1,866,182
Company-owned life insurance	93,053	92,487
Premises and equipment, net	55,157	53,170
Total deposits	3,032,391	2,920,400
Advances and other borrowings	321,700	343,100
Total shareholders’ equity	289,783	273,453

	As of or for the Three Months Ended March 31,
	2023	2022
Selected Operating Data:
Interest income	$34,328	$24,252
Interest expense	9,554	781
Net interest income	24,774	23,471
Provision for (recapture of) credit losses	515	(2,638)
Total non-interest income	4,214	4,115
Total non-interest expenses	20,365	19,165
Income before income taxes	8,108	11,059
Income tax expense	584	1,933
Net income	7,524	9,126

Per Share Data:
Average shares of Common Stock outstanding, basic	7,426,638	7,424,059
Average shares of Common Stock outstanding, diluted	7,504,473	7,451,858
Total shares of Common Stock outstanding	7,427,840	7,424,320
Basic net income per share	$1.01	$1.23
Diluted net income per share	1.00	1.23
Dividends declared per share	0.53	0.53
Dividend payout ratio (1)	53.00%	43.09%
Book value (at period end)	$39.01	$44.57

	As of or for the Three Months Ended March 31,
	2023	2022
Performance Ratios:
Return on average assets	0.85%	1.03%
Return on average equity	10.83	9.91
Interest rate spread (2)	2.58	2.84
Net interest margin (3)	3.06	2.89
Efficiency ratio (4)	70.25	69.47

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets (5)	17.55%	17.47%
Total risk-based capital to risk-weighted assets (5)	18.65	18.72
Tier 1 capital to risk-weighted assets (5)	17.55	17.47
Tier 1 capital to average assets (5)	11.19	10.88
Average equity to average assets (5)	7.85	10.41

Asset Quality Ratios:
Allowance coverage ratio	1.32%	1.65%
Allowance for credit losses as a percentage of non-performing loans	791.87	113.81
Net charge-offs to average outstanding loans during the period	0.00	0.00
Non-performing loans as a percentage of total loans	0.17	1.45
Non-performing assets as a percentage of total assets	0.09	0.72

Other Data:
Number of full-service branches	23	24
Number of full-time equivalent employees	411	392
(1) Dividend payout ratio represents per share dividends declared divided by diluted earnings per share.
(2) The interest rate spread represents the difference between the fully taxable equivalent weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3) The net interest margin represents fully taxable-equivalent net interest income as a percent of average interest-earning assets for the period.
(4) The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income.
(5) Capital ratios are for Burke & Herbert Financial Services Corp. for 2023 and Burke & Herbert Bank & Trust Company for 2022.
Results of Operations
Results of Operations for the Three Months Ended March 31, 2023 and 2022
General
Consolidated net income for the three months ended March 31, 2023, was $7.5 million compared to $9.1 million earned during the three months ended March 31, 2022. The $1.6 million, or 17.6%, decrease in net income is primarily the result of increases in non-interest expense and provision for credit losses offset by the increase in net interest income and lower income tax expense.
Net interest income increased by $1.3 million to $24.8 million for the three months ended March 31, 2023, compared to $23.5 million for the three months ended March 31, 2022. The main drivers for this increase were balance sheet growth, specifically in loans, and higher interest rates offset by higher funding costs on both our deposits and borrowings.
For the three months ended March 31, 2023, the Company recorded credit loss expense of $0.5 million compared to a recapture of provision losses of $2.6 million. For the three months ended March 31, 2022, the Company was able to recapture provision that was booked to reflect the uncertainty of the COVID-19 pandemic. For the current period, the adoption of CECL, which requires the Company to estimate provision of credit losses using an expected life-time approach versus an incurred model along with increased loan portfolio balances resulted in a higher credit expense for the three months ended March 31, 2023 compared to the three months ended, March 31, 2022.

Non-interest income increased by $99 thousand, or 2.4%, to $4.2 million for the three months ended March 31, 2023, as compared to $4.1 million for the three months ended March 31, 2022. The increase in non-interest income was primarily due to dividend income from FHLB stock that increased by $102 thousand and was offset by a lower servicing release premium of $37 thousand recognized in the three months ended March 31, 2023, compared to March 31, 2022.
Non-interest expense increased by $1.2 million, or 6.3%, to $20.4 million for the three months ended March 31, 2023, as compared to $19.2 million for the three months ended March 31, 2022. The increase was primarily due to fees of $287 thousand paid by the Company due to entering into interest rate swaps designated as fair value hedges and higher legal and audit fees of $345 thousand arising from the filing of our initial Registration Statement.
Net Interest Income and Net Interest Margin
Net interest income is the principal component of the Company’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Net interest margin, stated as a percentage, is the yield obtained by dividing the difference between interest income generated on earning assets and the interest expense paid on all funding sources by average earning assets.
Fluctuations in interest rates as well as changes in the volume and mix of earnings assets and interest-bearing liabilities can impact net interest income and net interest margin. Management closely monitors both total net interest income and the net interest margin and seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities.
Net interest income totaled $24.8 million for the three months ended March 31, 2023, compared to $23.5 million for the three months ended March 31, 2022. The increase in net interest income was primarily driven by a higher volume of interest-bearing assets and higher interest rates offset by higher volume of interest-bearing liabilities and higher interest rates. Loan interest income was the primary driver of increased net interest income due to both volume and rate. This increase in interest income was offset by the increased cost of funding through both deposits and borrowings. The increased pace of rate hikes from the Federal Reserve has resulted in higher deposit rates to retain depositors and increased the cost of borrowings from the FHLB and the Federal Reserve.
The tax-adjusted net interest margin was 3.06% for the three months ended March 31, 2023, compared to 2.89% for the three months ended March 31, 2022. The increase in tax-adjusted net interest margin was primarily driven by the increase in market rates which increased the yield earned on marketable securities and our loan portfolio. However, this increase on the interest income was offset by a much faster increase in rates paid on the deposit portfolio and on our borrowings, resulting in a decrease in our net interest spread.
The yield for the three months ended March 31, 2023, for the loan portfolio was 4.81% compared to 3.80% for the three months ended March 31, 2022. The increase was primarily the result of increasing loan production with higher interest rates in a rising rate environment.
For the three months ended March 31, 2023, the tax-adjusted yield on the total investment securities portfolio was 3.45% compared to 2.18% for the three months ended March 31, 2022. The increase was primarily due to higher market interest rates which increased the effective rate earned on investment securities.
The rate paid on interest-bearing deposits increased to 1.09% during the three months ended March 31, 2023, from 0.08% during the three months ended March 31, 2022. The increase was a result of market and economic conditions, which led to an increase in our offering rate for selected parts of our deposit portfolio. Increases in deposit rates rose at a faster pace due to the the increases in the Federal Funds Rate that occurred in the second half of 2022. Continuing increases by the Federal Reserve and in the market rates may negatively impact our cost of funds rate.
The rate paid on FHLB and other borrowings for the three months ended March 31, 2023, was 4.70% compared to 0.60% for the corresponding period in 2022. The increase was due to the increase in short-term borrowing costs, driven by increases in the Federal Funds Rate during the year that may continue to increase our overall borrowing costs.
The following table sets forth the major components of net interest income and the related yields and rates for the three months ended March 31, 2023, and March 31, 2022, for comparison (dollars in thousands).

	For the Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid

Assets:
Loans, gross (1)(2)	$1,919,678	$22,760	4.81%	$1,756,461	$16,450	3.80%
Interest-bearing deposits and fed funds sold	43,973	308	2.84	57,870	19	0.13
Taxable securities	1,095,486	9,803	3.63	1,189,849	5,358	1.83
Tax-exempt securities (3)	272,783	1,845	2.74	380,464	3,070	3.27
Total securities	1,368,269	11,648	3.45	1,570,313	8,428	2.18
Total interest-earning assets	3,331,920	34,716	4.23	3,384,644	24,897	2.98
Non-interest-earning assets	257,675			201,451
Total assets	$3,589,595			$3,586,095

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$923,039			$934,118
Interest-bearing demand	572,547	199	0.14%	601,097	34	0.02%
Savings	1,018,851	2,673	1.06	1,120,207	191	0.07
Time	411,785	2,530	2.49	279,253	174	0.25
Total interest-bearing deposits	2,003,183	5,402	1.09	2,000,557	399	0.08
Total deposits	2,926,222	5,402	0.75	2,934,675	399	0.06
Borrowings:
FHLB advances and other	358,124	4,153	4.70	257,051	382	0.60
Total interest-bearing liabilities	2,361,307	9,555	1.64	2,257,608	781	0.14
Non-interest-bearing liabilities	23,588			20,949
Equity	281,661			373,420
Total liabilities and equity	$3,589,595			$3,586,095

Taxable-equivalent net interest income /net interest spread (4)		25,161	2.58%		24,116	2.84%
Taxable-equivalent net interest margin (5)			3.06%			2.89%
Taxable-equivalent net adjustment		(387)			(645)
Net interest income		$24,774			$23,471
Net interest-earning assets	$970,613			$1,127,036
(1)Non-accrual loans are included in average loan balances.
(2)Loan fees are included in the calculation of interest income.
(3)Yields and interest income on tax-exempt assets are computed on a taxable-equivalent basis assuming a 21% tax rate.
(4)The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(5)The net interest margin represents fully taxable-equivalent net interest income as a percent of average interest-earning assets for the period.
Net interest margin as presented above is calculated by dividing fully tax-equivalent (“FTE”) net interest income by total average earning assets. Net interest income, on an FTE basis, is a non-GAAP financial measure that the Company believes to provide a more accurate picture of the interest margin for comparative purposes. Management believes FTE net interest income is a standard practice in the banking industry, and when net interest income is adjusted on an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. FTE net interest income is calculated by adding the tax benefit on certain financial interest earning assets, whose interest is tax-exempt, to total interest income then subtracting total interest expense. As a non-GAAP measure, FTE interest income should not be considered as a substitute for the nearest comparable GAAP measure, net interest income. The following table reconciles net interest income to FTE net interest income (in thousands).

	March 31, 2023	March 31, 2022
GAAP Financial Measurements
Interest Income - Loans	$22,760	$16,450
Interest Income - Securities taxable	9,802	5,358
Interest Income - Securities tax-exempt	1,458	2,426
Interest Income - Other interest income	308	18
Interest Expense - Deposits	5,401	400
Interest Expense - Borrowed funds	4,138	366
Interest Expense - Other	15	15
Total Net Interest Income	$24,774	$23,471

Non-GAAP Financial Measurements
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	$387	$645
Total Tax Benefit on Tax-Exempt Interest Income (1)	387	645
Tax-Equivalent Net Interest Income	$25,161	$24,116
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Rate/Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Three Months Ended March 31, 2023, compared to March 31, 2022
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
Income from the interest-earning assets:
Loans, gross	$7,548	$18,041	$25,589
Securities (1)	(6,976)	20,036	13,060
Interest-bearing deposits and fed funds sold	(394)	1,565	1,171
Total interest income on interest-earning assets	$178	$39,642	$39,820
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	$(40)	$703	$663
Savings deposits	(1,079)	11,144	10,065
Time	3,729	5,827	9,556
Total interest expense on interest-bearing deposits	$2,610	$17,674	$20,284
Borrowings	$4,754	$10,542	$15,296
Taxable-equivalent net interest income	$(7,186)	$11,426	$4,240
(1)Yields and interest income on tax-exempt securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $34.3 million for the three months ended March 31, 2023, compared to $24.3 million for the three months ended March 31, 2022, an increase of 41.2%. The increase in interest income was primarily driven by an increase in both rates and volume for the loan portfolio along with rates increasing for the securities portfolio. Interest income on loans and securities increased by $6.3 million and $3.5 million, respectively.

Interest Expense
Total interest expense was $9.6 million for the three months ended March 31, 2023, compared to $0.8 million for three months ended March 31, 2022. The increase in interest expense was primarily driven by increasing rates for both deposits and borrowed funds. The average interest-bearing balances also increased, but primarily, the increase in interest rate expense was due to higher rates. Interest expense on interest-bearing deposits and borrowed funds increased by $5.0 million and $3.8 million, respectively.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $0.5 million for the three months ended March 31, 2023, compared to a recapture of $2.6 million for the three months ended March 31, 2022. The increased provision expense was primarily due to the Company estimating credit losses using an expected life-time model versus an incurred model. Additionally, loan balances have risen significantly for the three months ended March 31, 2023, versus the three months ended March 31, 2022. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.
Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Three months ended March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
Fiduciary and wealth management	$1,337	$1,305	$32	2.5%
Service charges and fees	1,635	1,633	2	0.1
Net gains (losses) on securities	—	104	(104)	(100.0)
Income from Company-owned life insurance	560	537	23	4.3
Other non-interest income	682	536	146	27.2
Total	$4,214	$4,115	$99	2.4%
Non-interest income increased 2.4% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily driven by an increase in other non-interest income of $146 thousand and an increase in fiduciary and wealth management income of $32 thousand when compared to the three months ended March 31, 2022. The increase was partially offset by a decrease in net gains from securities of $104 thousand when compared to the prior year quarter.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Three months ended March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
Salaries and wages	$9,494	$9,529	$(35)	(0.4)%
Pensions and other employee benefits	2,468	2,039	429	21.0
Occupancy	1,457	1,546	(89)	(5.8)
Equipment rentals, depreciation and maintenance	1,339	1,379	(40)	(2.9)
Other	5,607	4,672	935	20.0
Total	$20,365	$19,165	$1,200	6.3%
Non-interest expense increased 6.3% for the year ended March 31, 2023, compared to March 31, 2022. The main drivers for this increase included pensions and other employee benefits which increased by $429 thousand and an increase of $935 thousand in other non-interest expense. The increase was partially offset by decreases in occupancy of $89 thousand, a decrease in salaries and wages of $35 thousand, and a decrease in equipment rentals, depreciation and maintenance of $40 thousand. Additionally, the Company incurred legal and consulting expenses associated with filing its Registration Statement and other required SEC filings. See Note 13 —Other Operating Expenses in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $0.6 million for the three months ended March 31, 2023, a decrease of $1.3 million from the tax provision for the three months ended March 31, 2022. The decrease was due to the Company being able to utilize additional tax credits for the three months ended March 31, 2023. For the three months ended March 31, 2023, and March 31, 2022, our effective tax rates were 7.2% and 17.5%, respectively.
Analysis of Financial Condition for the Period Ended March 31, 2023 and December 31, 2022
Assets increased by $108 million to $3.67 billion as of March 31, 2023, compared to $3.56 billion as of December 31, 2022. Loans increased by $60 million from $1.87 billion as of December 31, 2022, to $1.93 billion as of March 31, 2023. Deposits increased by $112 million and amounted to $3.03 billion at March 31, 2023, compared to $2.92 billion at December 31, 2022. This increase in deposits was partially offset by a decrease in borrowed funds of $21.4 million as of March 31, 2023, compared to December 31, 2022.
Investment Securities
Our investment policy is established and reviewed annually by the Board. We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, time deposits of federally insured institutions, certain bankers’ acceptances, and federal funds. Our securities are all classified as AFS.
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk, because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the three months ended March 31, 2023, the unrealized losses on our holdings decreased from December 31, 2022, as the decrease in long-term interest rates had a positive impact on the value of our AFS portfolio.
On January 1, 2023, the Company adopted the new CECL standard in accordance with ASU 2016-13, which changed the accounting framework by replacing the other-than-temporary impairment (“OTTI”) assessment with the recognition of an ACL. The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at March 31, 2023. Under the prior OTTI framework, the Company did not record any cumulative OTTI expense as of December 31, 2022.
The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Bank’s investment portfolio is appropriately aligned with the rest of the balance sheet to protect against significant and unexpected charges against earnings and capital.
The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment for March 31, 2023, and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,875	$—	$19,456	$178,419
Obligations of states and municipalities	547,896	44	79,578	468,362
Residential mortgage backed - agency	56,991	20	4,341	52,670
Residential mortgage backed - non-agency	349,123	12	27,985	321,150
Commercial mortgage backed - agency	59,409	58	1,635	57,832
Commercial mortgage backed - non-agency	190,542	97	7,414	183,225
Asset backed	95,317	101	2,819	92,599
Other	9,500	—	972	8,528
	$1,506,653	$332	$144,200	$1,362,785

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$198,154	$—	$23,161	$174,993
Obligations of states and municipalities	550,590	12	96,695	453,907
Residential mortgage backed - agency	57,883	14	4,836	53,061
Residential mortgage backed - non-agency	365,983	2	26,690	339,295
Commercial mortgage backed - agency	61,810	75	1,952	59,933
Commercial mortgage backed - non-agency	191,709	10	8,420	183,299
Asset backed	101,791	49	3,214	98,626
Other	9,500	—	857	8,643
	$1,537,420	$162	$165,825	$1,371,757
The investment maturity table below summarizes contractual maturities for our investment securities at March 31, 2023. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.0 years at March 31, 2023. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	March 31, 2023
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	—%	$59,546	1.33%	$138,329	1.37%	$—	—%	$197,875	1.36%
Obligations of states and municipalities	370	4.10	10,946	2.88	332,563	2.14	204,017	2.07	547,896	2.13
Residential mortgage backed - agency	42	4.38	33,445	4.96	23,504	1.81	—	—	56,991	3.66
Residential mortgage backed - non-agency	32,335	1.92	209,368	3.98	92,764	3.57	14,656	4.50	349,123	3.71
Commercial mortgage backed - agency	215	6.54	52,815	4.90	6,379	4.47	—	—	59,409	4.86
Commercial mortgage backed - non-agency	32,882	6.69	152,507	4.32	5,153	1.43	—	—	190,542	4.65
Asset backed	2,296	2.57	51,622	5.46	41,399	5.68	—	—	95,317	5.49
Other	—	—	—	—	9,500	4.34	—	—	9,500	4.34
Total	$68,140	4.28%	$570,249	4.05%	$649,591	2.44%	$218,673	2.23%	$1,506,653	3.10%
Lending Activities
Our loan portfolio consists primarily of commercial real estate loans, but we offer a variety of products to meet the credit needs of our borrowers. The risks associated with lending activities differ among loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans and also impact the associated collateral. Additional discussion on the classes of loans the Company makes and related risks is included in Note 3 — Loans in Notes to Consolidated Financial Statements.
The following tables set forth the composition of our loan portfolio as of the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Commercial real estate	$1,154,210	$1,109,315
Owner-occupied commercial real estate	125,657	127,114
Acquisition, construction & development	99,886	94,450
Commercial & industrial	50,101	53,514
Single family residential (1-4 units)	518,775	499,362
Consumer non-real estate and other	3,109	3,466
	1,951,738	1,887,221
Allowance for credit losses	(25,704)	(21,039)
	$1,926,034	$1,866,182

The loan portfolio at March 31, 2023 increased by $64.5 million primarily due to growth in our commercial and residential real estate loan production. The Company’s organic growth has occurred in both legacy and newer markets, principally in commercial real estate.
The following table shows the maturity distribution for total loans outstanding as of March 31, 2023. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balance of loans are indicated by both fixed and floating rate categories in the table below (in thousands).

	March 31, 2023
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$51,191	$28,045	$543,662	$74,984	$391,397	$64,223	$708	$—	$1,154,210
Owner-occupied commercial real estate	9,975	—	53,726	4,565	55,634	592	—	1,165	125,657
Acquisition, construction & development	22,366	20,778	2,329	47,780	6,034	599	—	—	99,886
Commercial & industrial	374	2,564	35,044	9,106	2,433	580	—	—	50,101
Total commercial loans	83,906	51,387	634,761	136,435	455,498	65,994	708	1,165	1,429,854
Single family residential (1-4 units)	3,071	13,090	12,484	17,774	19,231	10,218	260,227	182,680	518,775
Consumer non-real estate and other	298	81	1,119	766	449	—	21	375	3,109
Total loans	$87,275	$64,558	$648,364	$154,975	$475,178	$76,212	$260,956	$184,220	$1,951,738
Asset Quality
The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions.
A loan is placed on non-accrual status when (i) the Company is advised by the borrower that scheduled principal or interest payments cannot be met, (ii) when management’s best judgment indicates that payment in full of principal and interest can no longer be expected, or (iii) when any such loan or obligation becomes delinquent for 90 days, unless it is both well-secured and in the process of collection.
The Company’s asset quality remained stable through the first quarter of 2023. The Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned as of March 31, 2023, totaled $3.2 million.
The following table summarizes the Company’s non-performing assets as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Non-accrual loans	$3,246	$5,497
90 days past due and still accruing	—	—
Total non-performing loans	3,246	5,497

Other real estate owned	—	—

Total non-performing assets	$3,246	$5,497
Allowance for Credit Losses
Refer to the discussion in Note 1. Nature of Business Activities and Significant Accounting Policies in Notes to Consolidated Financial Statements for management’s approach to estimating the ACL.
The Company maintains the ACL at a level deemed adequate by management for expected credit losses. As disclosed in Note 1 and Note 4, on January 1, 2023, the Company implemented CECL and increased the ACL, previously the allowance for credit losses, with a cumulative-effect adjustment to the ACL for credit losses of $4.4 million, which included a cumulative-effect adjustment to the ACL for off-balance sheet exposures of $274.8 thousand. The Company’s ACL is calculated quarterly with any adjustment recorded to the provision for credit losses in the consolidated Statement of Income. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans including historical loss experiences, trends in delinquencies, non-performing loans and other risk assets, and qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated.
Gross charged-off loans were $17 thousand and $69 thousand for the three months ended March 31, 2023, and March 31, 2022, respectively. Gross recoveries totaled $34 thousand and $59 thousand for the three months ended March 31, 2023, and March 31, 2022, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.32% and 1.65% as of March 31, 2023, and March 31, 2022, respectively. The decrease in the allowance coverage ratio was due to one specific credit that increased the coverage ratio for the three months ended March 31, 2022.
The Company recorded a provision of $0.5 million and a provision recapture of $2.6 million for the three months ended March 31, 2023, and March 31, 2022, respectively. The provision recapture for the three months ended March 31, 2022, was as a result of removing COVID-19 qualitative factors compared to the provision for credit losses for the three months ended March 31, 2023, resulting from the adoption of CECL.

The following table summarizes the changes in the Company’s credit loss experience by portfolio as of (dollars in thousands):

	March 31, 2023	March 31, 2022
Loans outstanding at end of period	$1,951,738	$1,760,308
Balance of allowance at beginning of year	(21,039)	(31,709)
Impact of the adoption of CECL	(4,125)
Loans charged-off
Commercial real estate	—	21
Owner-occupied commercial real estate	—	—
Acquisition, construction & development	—	—
Commercial & industrial	—	20
Residential	—	—
Consumer non-real estate and other	17	28
Total loans charged-off	17	69
Recoveries of loans charged-off
Commercial real estate	28	3
Owner-occupied commercial real estate	—	—
Acquisition, construction & development	—	—
Commercial & industrial	—	—
Residential	3	47
Consumer non-real estate and other	3	9
Total recoveries of loans charged-off	34	59
Net loan charge-offs (recoveries)	(17)	10
Provision for (recapture of) credit losses for the period	523	(2,638)
Ending allowance	$(25,704)	$(29,061)

Average loans outstanding during the period	$1,919,678	$1,756,461
Allowance coverage ratio(1)	1.32%	1.65%
Net charge-offs to average outstanding loans during the period(2)	0.00%	0.00%
Allowance for credit losses as a percentage of non-performing loans(3)	791.87	113.81
(1)The allowance coverage ratio is calculated by dividing the ACL at the end of the period by gross loans, net of unearned income at the end of the period.
(2)The Net charge-offs to average outstanding loans during the period is calculated by dividing total net loan charge-offs (recoveries) during the year by average gross loans outstanding during the year.

(3)The Allowance for credit losses as a percentage of non-performing loans ratio is calculated by dividing the ACL at the end of the period by non-accrual loans at the end of the period.
The following table summarizes the ACL and the allowance for credit losses by portfolio with a comparison of the percentage composition in relation to total ACL and allowance for credit losses and total loans as of March 31, 2023, and December 31, 2022 (dollars in thousands).

	March 31, 2023
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated ACL	Percent of Loans in Each Category to Total Loans
Commercial real estate	$18,409	71.62%	59.14%
Owner-occupied commercial real estate	556	2.16	6.44
Acquisition, construction & development	1,852	7.21	5.12
Commercial & industrial	700	2.72	2.57
Residential	4,030	15.68	26.58
Consumer non-real estate and other	157	0.61	0.16
Total	$25,704	100.00%	100.00%

	December 31, 2022
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$15,477	73.56%	58.78%
Owner-occupied commercial real estate	635	3.02	6.74
Acquisition, construction & development	2,082	9.90	5.00
Commercial & industrial	438	2.08	2.84
Residential	2,379	11.31	26.46
Consumer non-real estate and other	28	0.13	0.18
Total	$21,039	100.00%	100.00%
Derivative Financial Instruments
The Company utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The Company recognizes derivative financial instruments at fair value as either other assets or other liabilities on the Consolidated Balance Sheets. The Company’s use of derivative financial instruments are described more fully in Note 9 — Derivatives in Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements
The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit, and financial guarantees which would impact the Company’s liquidity and capital resources to the extent customers accept and/or use these commitments. See Note 10— Commitments and Contingencies in Notes to Consolidated Financial Statements for a discussion of credit extension commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Funding Activities
The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. Deposits are the primary source of funds for lending and investing activities; however, the Company will use borrowings to meet liquidity needs and for temporary funding. Sources of borrowings include advances from the FHLB of Atlanta, borrowings from correspondent banks and the Fed Discount Window. The Company also utilizes brokered time deposits. For more discussion of brokered time deposits, see the Deposits heading below this section.
As of March 31, 2023, the Company has available unused borrowing capacity of $809.1 million through its available lines of credit with the FHLB of Atlanta and unsecured federal fund lines of credit from correspondent banking relationships. Advances on credit lines are secured by both securities and loans.
The following table shows certain information regarding borrowings as of the three months ended March 31, 2023, and December 31, 2022, respectively (dollars in thousands):

	March 31, 2023	December 31, 2022
Balance at end of period	$321,700	$343,100
Weighted average interest rate at end of period	4.63%	4.42%
Deposits
Total deposits increased by $112.0 million from December 31, 2022, to March 31, 2023, due to an increase in the balance of brokered time deposits. The Company issued brokered time deposits that amounted to $389.2 million at March 31, 2023, and $100.3 million at December 31, 2022, which are included in the table below. The following table sets forth the balance of each category of deposits as of the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
	Balance	Balance
Demand, non-interest-bearing	$906,723	$960,692
Demand, interest-bearing	538,673	616,665
Money market and savings	998,813	1,044,152
Time deposits, other	588,182	298,891
Total interest-bearing	2,125,668	1,959,708
Total Deposits	$3,032,391	$2,920,400
The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 in the amounts of $715.1 million and $843.4 million at March 31, 2023, and December 31, 2022, respectively.
The following table sets forth maturity ranges of time deposits as of March 31, 2023, that meet or exceed the FDIC insurance limit (in thousands).

March 31, 2023
Due within 3 months or less	$6,296
Due after 3 months and within 6 months	6,084
Due after 6 months and within 12 months	15,106
Due after 12 months	8,181
Total uninsured, time deposits	$35,667
Shareholders’ Equity
Total shareholders’ equity at March 31, 2023, was $289.8 million, compared to $273.5 million at December 31, 2022. Shareholders’ equity increased by $16.3 million in part due to a decrease in unrealized losses in the AFS securities portfolio since December 31, 2022. Accumulated other comprehensive income increased $15.7 million, primarily as a result of a decrease in unrealized losses on AFS investment securities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending, investment, and deposit-taking activities. To that end, management actively monitors and manages its interest rate risk exposure, and on at least a quarterly basis, in conjunction with the Company’s Asset/Liability meetings, reports its findings to the ALCO and to the Board. From time to time, management may change the frequency of such testing or update certain inputs as a result of abnormal market conditions. Our profitability is affected by fluctuations in interest rates; a sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We monitor the impact of changes in interest rates on net interest income using several tools. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Events in the Financial Services Industry.

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while configuring our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest rate risk.
In addition, the Company’s Asset/Liability policy provides for a subcommittee of the ALCO, comprised of executive and senior management that, upon the determination that abnormal market risks are occurring or may be forthcoming, will convene with the responsibility of making all decisions related to mitigation of potential negative impacts to the Company. This subcommittee acts as a clearinghouse for information on Company earnings, credit risk, lending and deposit activities, and liquidity management necessary for internal communications, including to the Board, and external communications.
Interest Rate Sensitivity
Interest rate risk is the risk to earnings and fair value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time, depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve, where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and SOFR (basis risk).
The rates on some interest-bearing financial instruments may adjust promptly with changes in market rates, while others adjust only periodically or are fixed for a predefined term. Such instances can cause a mismatch between the sensitivity and behavior of financial assets and liabilities. Interest rate fluctuations and economic factors, coupled with repricing mismatches and embedded options inherent in these financial assets and liabilities, may impact the Company’s interest expense, interest income, and the value of certain financial assets and liabilities. Through the ALCO, we attempt to manage the balance sheet in a manner that increases the benefit or reduces the negative impacts from such events.
The overall impact of changes in interest rates, including, but not limited to, the impact to our net interest income and to our securities portfolio, can be enhanced or diluted depending on the variability of interest rates. From time to time, the Company may hedge its interest rate risk position, which can impact earnings. We generally do not hedge all of our interest rate risk, nor can we guarantee that any attempts to do so will be successful. See Note 9 - Derivatives in Notes to Consolidated Financial Statements for a discussion of our hedging activity.
The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The ALCO, using policies and procedures approved by the Company’s Board, is responsible for the management of the Company’s interest rate sensitivity position. The Company manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of, but is not limited to, borrowings with the FHLB, federal funds purchased, and brokered time deposits.
The Company uses several tools to manage its interest rate risk, including interest rate sensitivity analysis, or gap analysis, market value of portfolio equity analysis, interest rate simulations under various rate scenarios, and net interest margin reports. The results of these reports are compared to limits established by the Company’s ALCO policies, and appropriate adjustments are made if the results are outside the established limits.

There are an infinite number of potential interest rate scenarios, each of which can be accompanied by differing economic/political/regulatory climates; can generate multiple differing behavior patterns by markets, borrowers, depositors, etc.; and, can last for varying degrees of time. Therefore, by definition, interest rate risk sensitivity cannot be predicted with certainty. Accordingly, the Company’s interest rate risk measurement philosophy focuses on maintaining an appropriate balance between theoretical and practical scenarios; especially given the primary objective of the Company’s overall asset/liability management process, which is to facilitate meaningful strategy development and implementation.
Therefore, we model a set of interest rate scenarios capturing the financial effects of a range of plausible rate scenarios; the collective impact of which will enable the Company to clearly understand the nature and extent of its sensitivity to interest rate changes. Doing so necessitates an assessment of rate changes over varying time horizons and of varying/sufficient degrees such that the impact of embedded options within the balance sheet are sufficiently examined.
The following tables demonstrate the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock”, in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months.

	As of March 31, 2023	As of December 31, 2022
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
300	6.8%	(9.2)%
200	4.5	(6.2)
100	2.5	(3.0)
(100)	(5.1)	(2.0)
(200)	(9.7)	(5.8)
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at March 31, 2023, and December 31, 2022.

	As of March 31, 2023	As of December 31, 2022
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
300	(10.2)%	(15.8)%
200	(7.1)	(10.5)
100	(3.1)	(4.7)
(100)	(0.1)	0.1
(200)	(3.0)	(3.2)
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.
Effective January 1, 2023, the Company adopted ASC 326, Financial Instruments — Credit Losses. Related to adoption of the standard, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the allowance for credit losses on loans and the reserve for unfunded commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1.    Legal Proceedings
Legal Proceedings
In the ordinary course of our operations, and from time-to-time, the Company and its subsidiary are parties to various legal claims, lawsuits and proceedings incidental to the ordinary nature of the Company’s business. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us. Although the ultimate outcome of any pending legal proceedings cannot be ascertained at this time, it is the opinion of management that the liabilities (if any) resulting from such legal proceedings will not have a material adverse effect on the Company’s business, including its consolidated financial position, results of operations, or cash flows or otherwise require disclosure under the federal securities laws.
Item 1A.    Risk Factors
There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our Registration Statement on Form 10 filed with the SEC on February 28, 2023, and as amended on April 4, 2023, April 20, 2023, and April 21, 2023, and declared as effective by the SEC on April 21, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
None.

Item 6.     Exhibits

Exhibit No.	Description
10.1	Form of RSU Award Agreement under the 2023 SIP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 31, 2023

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	President & Chief Executive Officer

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President, Chief Financial Officer