Form 10-Q
period 2023-06-30
Burke & Herbert Financial Services Corp.
filed 2023-08-11
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

703-666-3555
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.50 per share	BHRB	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated ﬁler	☐	Accelerated ﬁler	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2023, there were 7,428,710 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information
Item 1.     Financial Statements
Burke & Herbert Financial Services Corp. Consolidated Financial Statements:

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Cash and due from banks	$9,047	$9,124
Interest-earning deposits with banks	71,752	41,171
Cash and cash equivalents	80,799	50,295
Securities available-for-sale, at fair value	1,252,190	1,371,757
Restricted stock, at cost	3,914	16,443
Loans held-for-sale, at fair value	456	—
Loans	2,000,969	1,887,221
Allowance for credit losses	(25,919)	(21,039)
Net loans	1,975,050	1,866,182
Premises and equipment, net	56,183	53,170
Accrued interest receivable	14,781	15,481
Company-owned life insurance	93,625	92,487
Other assets	92,228	97,083
Total Assets	$3,569,226	$3,562,898

Liabilities and Shareholders’ Equity
Liabilities
Non-interest-bearing deposits	$876,396	$960,692
Interest-bearing deposits	2,128,867	1,959,708
Total deposits	3,005,263	2,920,400
Borrowed funds	249,000	343,100
Accrued interest and other liabilities	24,891	25,945
Total Liabilities	3,279,154	3,289,445

Commitments and contingent liabilities (see Note 10)

Shareholders’ Equity
Preferred Stock, $1.00 par value per share; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock	4,000	4,000
$0.50 par value; 20,000,000 shares authorized and 8,000,000 issued at June 30, 2023, and December 31, 2022; 7,428,710 shares outstanding at June 30, 2023, and 7,425,760 shares outstanding at December 31, 2022

Additional paid-in capital	13,208	12,282
Retained earnings	426,625	424,391
Accumulated other comprehensive income (loss)	(126,177)	(139,495)
Treasury stock	(27,584)	(27,725)
571,290 shares, at cost, at June 30, 2023, and 574,240 shares, at cost, at December 31, 2022
Total Shareholders’ Equity	290,072	273,453
Total Liabilities and Shareholders’ Equity	$3,569,226	$3,562,898

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
Loans, including fees	$25,300	$17,418	$48,060	$33,868
Taxable securities	9,419	6,572	19,221	11,930
Tax-exempt securities	1,409	2,464	2,867	4,890
Other interest income	988	88	1,296	106
Total interest income	37,116	26,542	71,444	50,794
Interest expense
Deposits	10,030	368	15,431	769
Borrowed funds	3,279	527	7,417	892
Other interest expense	15	16	30	31
Total interest expense	13,324	911	22,878	1,692
Net interest income	23,792	25,631	48,566	49,102

Provision for (recapture of) credit losses	214	(2,538)	729	(5,176)
Net interest income after credit loss expense	23,578	28,169	47,837	54,278

Non-interest income
Fiduciary and wealth management	1,305	1,362	2,642	2,667
Service charges and fees	1,741	1,761	3,376	3,394
Net gains (losses) on securities	(111)	—	(111)	104
Income from company-owned life insurance	571	542	1,131	1,079
Other non-interest income	1,119	831	1,801	1,367
Total non-interest income	4,625	4,496	8,839	8,611

Non-interest expense
Salaries and wages	9,922	9,617	19,416	19,146
Pensions and other employee benefits	2,406	1,901	4,874	3,940
Occupancy	1,545	1,609	3,002	3,155
Equipment rentals, depreciation and maintenance	1,457	1,383	2,796	2,762
Other operating	6,018	5,858	11,625	10,530
Total non-interest expense	21,348	20,368	41,713	39,533

Income before income taxes	6,855	12,297	14,963	23,356
Income tax expense	821	1,900	1,405	3,833

Net income	$6,034	$10,397	$13,558	$19,523
Earnings per common share:
Basic	$0.81	$1.40	$1.82	$2.63
Diluted	0.80	1.39	1.80	2.62

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$6,034	$10,397	$13,558	$19,523
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gain (loss) arising during period, net of tax of $1,397 and $12,302 for the three months ended June 30, 2023, and June 30, 2022, respectively, net of tax of ($3,180) and $29,263 for the six months ended June, 30, 2023, and June 30, 2022, respectively	(5,254)	(46,277)	11,964	(110,085)
Reclassification adjustment for loss (gain) on securities, net of tax of ($23) and $— for the three months ended June 30, 2023, and June 30, 2022, respectively, net of tax of ($23) and $22 for the six months ended June 30, 2023 and June 30, 2022, respectively	88	—	88	(82)
Reclassification adjustment for loss (gain) on fair value hedge, net of tax of ($728) and $— for the three months ended June 30, 2023, and June 30, 2022, respectively, net of tax of ($232) and $— for the six months ended June 30, 2023, and June 30, 2022, respectively	2,739	—	873	—
Unrealized gain (loss) on cash flow hedge:
Unrealized holding gain (loss) on cash flow hedge, net of tax of $73 and $96 for the three months ended June 30, 2023, and June 30, 2022, respectively, net of tax of $61 and $230 for the six months ended June 30, 2023, and June 30, 2022, respectively	(275)	(362)	(228)	(865)
Reclassification adjustment for losses (gains) included in net income, net of tax ($89) and $23 for the three months ended June 30, 2023, and June 30, 2022, respectively, net of tax of ($166) and $38 for the six months ended June 30, 2023, and June 30, 2022, respectively	334	(85)	621	(144)
Total other comprehensive income (loss)	(2,368)	(46,724)	13,318	(111,176)
Comprehensive income (loss)	$3,666	$(36,327)	$26,876	$(91,653)

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended June 30, 2023 and 2022
(In thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
	Shares Outstanding	Amount
Balance March 31, 2023	7,427,840	$4,000	$12,686	$424,532	$(123,809)	$(27,626)	$289,783
Net income				6,034			6,034
Other comprehensive income (loss)					(2,368)		(2,368)
(Purchase) sale of treasury stock, net	870					42	42
Cash dividends, declared				(3,936)			(3,936)
Share-based compensation expense, net			522	(5)			517
Balance June 30, 2023	7,428,710	$4,000	$13,208	$426,625	$(126,177)	$(27,584)	$290,072

Balance March 31, 2022	7,424,320	$4,000	$10,891	$401,311	$(57,497)	$(27,795)	$330,910
Net income				10,397			10,397
Other comprehensive income (loss)					(46,724)		(46,724)
(Purchase) sale of treasury stock, net	1,440					69	69
Cash dividends, declared				(3,936)			(3,936)
Share-based compensation expense, net			422				422
Balance June 30, 2022	7,425,760	$4,000	$11,313	$407,772	$(104,221)	$(27,726)	$291,138
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2023 and 2022
(In thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
	Shares Outstanding	Amount
Balance December 31, 2022	7,425,760	$4,000	$12,282	$424,391	$(139,495)	$(27,725)	$273,453
Cumulative effect adjustment due to the adoption of CECL, net of tax				(3,439)			(3,439)
Net income				13,558			13,558
Other comprehensive income (loss)					13,318		13,318
(Purchase) sale of treasury stock, net	2,950					141	141
Cash dividends, declared				(7,872)			(7,872)
Share-based compensation expense, net			926	(13)			913
Balance June 30, 2023	7,428,710	$4,000	$13,208	$426,625	$(126,177)	$(27,584)	$290,072

Balance December 31, 2021	7,423,760	$4,000	$10,374	$396,120	$6,955	$(27,822)	$389,627
Net income				19,523			19,523
Other comprehensive income (loss)					(111,176)		(111,176)
(Purchase) sale of treasury stock, net	2,000					96	96
Cash dividends, declared				(7,871)			(7,871)
Share-based compensation expense, net			939				939
Balance June 30, 2022	7,425,760	$4,000	$11,313	$407,772	$(104,221)	$(27,726)	$291,138
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net Income	$13,558	$19,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,354	1,522
Amortization of housing tax credits	2,796	3,073
Realized loss (gain) on sales of available-for-sale securities	111	(104)
Provision for (recapture of) credit losses	729	(5,176)
Income from company-owned life insurance	(1,131)	(1,079)
Deferred tax (benefit)	(1,560)	611
Loss on disposal of fixed assets	—	6
Accretion of securities	(815)	(629)
Amortization of securities	4,643	5,863
Share-based compensation expense	1,188	999
Repayment of operating lease liabilities	(1,631)	(1,123)
(Gain) on loans held-for-sale	(28)	(60)
Proceeds from sale of loans held-for-sale	2,845	9,526
Change in fair value of loans held-for-sale	6	23
Originations of loans held-for-sale	(3,307)	(2,300)
(Increase) decrease in accrued interest receivable	700	(496)
(Increase) decrease in other assets	2,750	(968)
Increase in accrued interest payable and other liabilities	656	1,761
Net cash flows provided by operating activities	$22,864	$30,972

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	52,500	120,207
Proceeds from sale of securities available-for-sale, net	77,780	87,033
Purchases of securities available-for-sale, net	—	(262,116)
Sales of restricted stock	27,447	3,562
Purchases of restricted stock	(14,918)	(4,969)
Purchases of property and equipment, net of disposals	(4,367)	(746)
(Purchase of) company-owned life insurance	(6)	(6)
(Increase) in loans made to customers, net	(113,748)	(12,639)
Net cash flows provided by (used in) investing activities	$24,688	$(69,674)

Cash Flows from Financing Activities
Net increase (decrease) in non-interest-bearing accounts	(84,296)	56,901
Net increase (decrease) in interest-bearing accounts	169,159	(29,896)
Increase (decrease) in other short-term borrowings	(94,100)	35,000
Repayment of finance lease liabilities	(80)	(76)
Cash dividends paid	(7,872)	(7,871)
Sale of treasury stock	141	96
Net cash flows provided by (used in) financing activities	$(17,048)	$54,154
Increase in cash and cash equivalents	30,504	15,452
Cash and cash equivalents
Beginning of period	50,295	77,363
End of period	$80,799	$92,815

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$14,302	$795
Interest paid on other borrowed funds	8,379	881
Interest paid on finance lease	30	32
Income taxes	275	550
Change in unrealized gains on available-for-sale securities	15,255	(139,452)
Lease liability arising from obtaining right-of-use assets	—	502
Transfers from portfolio loans to loans held-for-sale	—	19,594
Financing of sale from loan held-for-sale	—	9,000
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
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2022, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or on shareholders’ equity.
Adoption of new accounting standards
Derivatives and Hedging
On March 28, 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-02, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022. ASU 2022-01 requires a modified retrospective transition method for basis adjustments in which the entity will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
of financial position as of the date of adoption. The Company adopted this ASU on January 1, 2023; therefore, there was no impact to the consolidated financial statements.
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
The Company elected not to measure an ACL for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on non-accrual status, which generally occurs when the instrument is 90 days past due,

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.
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
Changes in the ACL are recorded as credit loss expense (or recapture). Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no ACL related to the AFS security portfolio. Refer to Note 2 - Securities in Notes to the Consolidated Financial Statements.
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
The Company is using a remaining useful life or weighted average remaining maturity (“WARM”) methodology to estimate its current expected credit losses. For purposes of calculating reserves in collectively evaluated loans, the ACL calculation segments the Company’s loan portfolio using federal call codes to group loans which share similar risk characteristics. In order to generate reasonable and supportable forecasts of loss rates over a two-year period, the ACL calculation utilizes macroeconomic variable loss drivers, which may include aggregate macroeconomic indicators pertaining to such items as equity market conditions or interest rates, as well as other variables that are portfolio-specific,

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
such as those that pertain to the commercial real estate or residential loan portfolios. A straight-line reversion technique is used for the following four quarters, and in following quarters, the ACL calculation reverts to historical average loss rates.

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
Accrued Interest Receivable
The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ACL and elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $7.7 million on loans and totaled $7.4 million on AFS securities at June 30, 2023, and is included in accrued interest receivable on the Company’s Consolidated Balance Sheets.

Note 2— Securities
The carrying amount of AFS securities and their approximate fair values at June 30, 2023, and December 31, 2022, are summarized as follows (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,592	$—	$22,195	$175,397
Obligations of states and municipalities	538,194	28	82,360	455,862
Residential mortgage backed - agency	47,340	—	5,350	41,990
Residential mortgage backed - non-agency	323,519	13	27,428	296,104
Commercial mortgage backed - agency	37,558	25	1,497	36,086
Commercial mortgage backed - non-agency	172,286	—	7,979	164,307
Asset-backed	76,611	3	2,135	74,479
Other	9,500	—	1,535	7,965
	$1,402,600	$69	$150,479	$1,252,190

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$198,154	$—	$23,161	$174,993
Obligations of states and municipalities	550,590	12	96,695	453,907
Residential mortgage backed - agency	57,883	14	4,836	53,061
Residential mortgage backed - non-agency	365,983	2	26,690	339,295
Commercial mortgage backed - agency	61,810	75	1,952	59,933
Commercial mortgage backed - non-agency	191,709	10	8,420	183,299
Asset-backed	101,791	49	3,214	98,626
Other	9,500	—	857	8,643
	$1,537,420	$162	$165,825	$1,371,757
At June 30, 2023, and December 31, 2022, AFS securities with amortized costs of $834.8 million and $637.1 million, respectively, and with estimated fair values of $735.5 million and $552.5 million, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.
The gross realized gains, realized losses, and proceeds from the sales of securities for the six months ended June 30, 2023, and June 30, 2022, were as follows (in thousands):

	June 30, 2023	June 30, 2022
Gross realized gains	$773	$727
Gross realized losses	(884)	(623)
Proceeds from sales of securities	77,780	87,033
The tax benefit (provision) related to these net realized gains and losses for June 30, 2023, and June 30, 2022, was $23.3 thousand, and ($21.8) thousand, respectively.
The maturities of AFS securities at June 30, 2023, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

Note 2— Securities (continued)

	June 30, 2023
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$29,711	$40,637	$127,244	$—	$197,592
Obligations of states and municipalities	370	12,935	317,052	207,837	538,194
Residential mortgage backed - agency	42	23,836	23,462	—	47,340
Residential mortgage backed - non-agency	58,019	160,253	95,481	9,766	323,519
Commercial mortgage backed - agency	196	31,090	6,272	—	37,558
Commercial mortgage backed - non-agency	8,562	158,575	5,149	—	172,286
Asset-backed	8,765	36,411	31,435	—	76,611
Other	—	—	9,500	—	9,500
	$105,665	$463,737	$615,595	$217,603	$1,402,600

	June 30, 2023
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$28,835	$35,757	$110,805	$—	$175,397
Obligations of states and municipalities	370	11,884	279,357	164,251	455,862
Residential mortgage backed - agency	42	22,857	19,091	—	41,990
Residential mortgage backed - non-agency	55,532	150,656	80,996	8,920	296,104
Commercial mortgage backed - agency	196	29,955	5,935	—	36,086
Commercial mortgage backed - non-agency	8,367	151,823	4,117	—	164,307
Asset-backed	8,661	35,210	30,608	—	74,479
Other	—		7,965	—	7,965
	$102,003	$438,142	$538,874	$173,171	$1,252,190
At June 30, 2023, and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.

Note 2— Securities (continued)
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023, and December 31, 2022.
AFS securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	June 30, 2023
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$175,397	$22,195	$22,195
Obligations of states and municipalities	11,245	291	440,754	82,069	82,360
Residential mortgage backed - agency	602	15	41,387	5,335	5,350
Residential mortgage backed - non-agency	43,562	4,315	251,852	23,113	27,428
Commercial mortgage backed - agency	1,663	145	33,625	1,352	1,497
Commercial mortgage backed - non-agency	—	—	164,307	7,979	7,979
Asset-backed	10,411	47	60,100	2,088	2,135
Other	6,291	1,209	1,673	326	1,535
	$73,774	$6,022	$1,169,095	$144,457	$150,479

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$28,399	$1,131	$146,594	$22,030	$23,161
Obligations of states and municipalities	128,373	12,378	320,287	84,317	96,695
Residential mortgage backed - agency	7,258	26	41,975	4,810	4,836
Residential mortgage backed - non-agency	204,866	11,822	134,056	14,868	26,690
Commercial mortgage backed - agency	23,026	562	34,847	1,390	1,952
Commercial mortgage backed - non-agency	144,193	6,171	23,374	2,249	8,420
Asset-backed	43,472	815	50,088	2,399	3,214
Other	6,877	623	1,766	234	857
	$586,464	$33,528	$752,987	$132,297	$165,825
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
This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the CECL standard, and declines due to non-credit factors are recorded in accumulated other comprehensive income (“AOCI”), net of taxes. If a credit loss

Note 2— Securities (continued)
is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in accumulated other comprehensive income, net of taxes, in the consolidated statements of financial condition. Prior to implementation of the CECL standard, unrealized losses caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment approach.
The Company did not record an ACL on the AFS securities at June 30, 2023. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 402 securities in an unrealized loss position as of June 30, 2023. The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at June 30, 2023, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at June 30, 2023.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At June 30, 2023, the unrealized losses associated with 12 U.S. Treasuries and Government Agency securities, 16 Residential Mortgage Backed – Agency securities, and 16 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2023.
Securities of U.S. States and Municipalities
At June 30, 2023, the unrealized losses associated with 202 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These securities are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2023.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At June 30, 2023, the unrealized losses associated with 96 Residential Mortgage Backed – Non-Agency securities and 34 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2023.
Asset-Backed Securities
At June 30, 2023, the unrealized losses associated with 23 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2023.

Note 2— Securities (continued)
Other Securities
At June 30, 2023, the unrealized losses associated with 3 securities were primarily driven by interest rates and not the credit quality of the securities. These investments were underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2023.
Restricted stock, at cost
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $3.9 million and $16.4 million at June 30, 2023, and December 31, 2022, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be impaired at June 30, 2023, and no impairment has been recognized. FHLB stock is included in a separate line item Restricted stock, at cost on the Consolidated Balance Sheets and is not part of the Company’s AFS securities portfolio. The Company’s Restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $50 thousand at both June 30, 2023, and December 31, 2022, which is carried at cost and is not impaired at June 30, 2023.
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
•Acquisition, construction & development loans carry risk associated with the credit-worthiness of the borrower, project completion within budget, sale after completion, and the value of the collateral.
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
•Consumer non-real estate and other loans carry risk associated with the credit-worthiness of the borrower and the value of the collateral, if any.

Note 3— Loans (continued)

Loan balances at June 30, 2023, and December 31, 2022, by portfolio segment were as follows (in thousands):

	June 30, 2023	December 31, 2022
Commercial real estate	$1,198,840	$1,109,315
Owner-occupied commercial real estate	124,466	127,114
Acquisition, construction & development	92,730	94,450
Commercial & industrial	59,142	53,514
Single family residential (1-4 units)	522,944	499,362
Consumer non-real estate and other	2,847	3,466
	2,000,969	1,887,221
Allowance for credit losses	(25,919)	(21,039)
Loans, net	$1,975,050	$1,866,182
Net deferred loan fees included in the above loan categories totaled $3.4 million and $3.3 million at June 30, 2023, and December 31, 2022, respectively. The Company holds $5.7 million and $7.9 million in Paycheck Protection Program (“PPP”) loans, net of deferred fees and costs as of June 30, 2023, and December 31, 2022, respectively.
Note 4— Allowance for Credit Losses
On January 1, 2023, the Company adopted the CECL methodology as required under ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standards update refer to Note 1 - Nature of Business Activities and Significant Accounting Policies in these Notes to Consolidated Financial Statements. All information presented as of June 30, 2023, is in accordance with ASC 326. All other information presented prior to January 1, 2023, is in accordance with previous applicable GAAP.
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
Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the information that is used to calculate a reasonable and supportable forecast and a reversion period forecast on collectively evaluated loans. Management may consider an additional or reduced reserve as warranted through qualitative risk factors based on the current and expected conditions, as measured in supplemental information relative to the macroeconomic variable loss drivers used to calculate a reasonable and supportable forecast and a reversion period forecast. These qualitative risk factors considered by management are largely comparable to legacy factors prior to the adoption of CECL.

Note 4— Allowance for Credit Losses (continued)
The following tables presents the activity in the ACL, including the impact of the adoption of CECL, for the three months and six months ended June 30, 2023, and the activity for the allowance for loan losses for the three months and six months ended June 30, 2022 (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
Three months ended
June 30, 2023
Balance, beginning of period	$18,409	$556	$1,852	$700	$4,030	$157	$—	$25,704
Provision for (recapture of) credit losses	227	163	(533)	(59)	487	25	—	310
Charge-offs	—	—	—	(29)	—	(75)	—	(104)
Recoveries	3	—	—	—	3	3	—	9
Balance, end of period	$18,639	$719	$1,319	$612	$4,520	$110	$—	$25,919

June 30, 2022
Balance, beginning of period	$22,773	$663	$2,316	$113	$1,451	$14	$1,731	$29,061
Provision for (recapture of) loan losses	(3,968)	61	1,291	101	(49)	26	—	(2,538)
Charge-offs	(3,261)	—	—	—	—	(27)	—	(3,288)
Recoveries	4	—	—	—	117	6	—	127
Balance, end of period	$15,548	$724	$3,607	$214	$1,519	$19	$1,731	$23,362

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
Six months ended
June 30, 2023
Beginning balance, prior to adoption of CECL	$15,477	$635	$2,082	$438	$2,379	$28	$—	$21,039
Impact of the adoption of CECL	2,686	(6)	(640)	237	1,661	187	—	4,125
Provision for (recapture of) credit losses	445	90	(123)	(34)	474	(19)	—	833
Charge-offs	—	—	—	(29)	—	(92)	—	(121)
Recoveries	31	—	—	—	6	6	—	43
Balance, end of period	$18,639	$719	$1,319	$612	$4,520	$110	$—	$25,919

June 30, 2022
Balance, beginning of period	$25,112	$611	$2,189	$165	$2,434	$18	$1,180	$31,709
Provision for (recapture of) loan losses	(6,289)	113	1,418	69	(1,079)	41	551	(5,176)
Charge-offs	(3,282)	—	—	(20)	—	(55)	—	(3,357)
Recoveries	7	—	—	—	164	15	—	186
Balance, end of period	$15,548	$724	$3,607	$214	$1,519	$19	$1,731	$23,362

Note 4— Allowance for Credit Losses (continued)
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
Prior to the adoption of CECL, loans were considered impaired when, based on current information and events as of the measurement date, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans included loans on non-accrual status and accruing TDRs. When determining if the Company would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considered the borrower’s capacity to pay, which included such factors as the borrower’s current financial statements, an analysis of the global cash flow sufficient to pay all debt obligations, and an evaluation of secondary sources of repayment, such as guarantor support and collateral value.
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

Note 4— Allowance for Credit Losses (continued)
The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. The following table presents the aging of the recorded investment in past due loans as of June 30, 2023, and December 31, 2022, by portfolio segment (in thousands):

	June 30, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$—	$—	$—	$—	$1,198,840	$1,198,840	$—	$—
Owner-occupied commercial real estate	873	—	673	1,546	122,920	124,466	—	1,066
Acquisition, construction & development	—	—	—	—	92,730	92,730	—	—
Commercial & industrial	—	—	—	—	59,142	59,142	—	—
Single family residential (1-4 units)	146	—	61	207	522,737	522,944	—	1,857
Consumer non-real estate and other	42	—	—	42	2,805	2,847	—	—
Total	$1,061	$—	$734	$1,795	$1,999,174	$2,000,969	$—	$2,923

	December 31, 2022
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$—	$—	$—	$—	$1,109,315	$1,109,315	$—	$—
Owner-occupied commercial real estate	—	—	—	—	127,114	127,114	—	1,184
Acquisition, construction & development	—	—	—	—	94,450	94,450	—	—
Commercial & industrial	—	—	—	—	53,514	53,514	—	—
Single family residential (1-4 units)	1,403	154	546	2,103	497,259	499,362	—	4,313
Consumer non-real estate and other	—	4	—	4	3,462	3,466	—	—
Total	$1,403	$158	$546	$2,107	$1,885,114	$1,887,221	$—	$5,497
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

Note 4— Allowance for Credit Losses (continued)
The Company has a portfolio of smaller homogenous loans that are not individually risk rated that are included within the single family residential and consumer non-real estate and other loan classes. Generally, these loan classes are rated as “Pass” unless these loans are on non-accrual and are then classified as substandard.
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of June 30, 2023 (in thousands):

	Term Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate
Pass	$109,677	$268,807	$170,100	$15,736	$75,506	$422,563	$4,975	$1,067,364
Special Mention	—	15,000	44,873	8,398	1,266	2,306	—	71,843
Substandard	—	600	2,351	—	7,516	49,166	—	59,633
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$109,677	$284,407	$217,324	$24,134	$84,288	$474,035	$4,975	$1,198,840

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied commercial real estate
Pass	$2,569	$29,761	$9,622	$15,225	$13,021	$44,538	$4,535	$119,271
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	539	—	—	—	4,656	—	5,195
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$2,569	$30,300	$9,622	$15,225	$13,021	$49,194	$4,535	$124,466

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Acquisition, construction & development
Pass	$2,941	$26,843	$14,504	$—	$—	$23,960	$1,610	$69,858
Special Mention	—	—	—	—	779	—	—	779
Substandard	—	—	—	—	—	22,093	—	22,093
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$2,941	$26,843	$14,504	$—	$779	$46,053	$1,610	$92,730

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$19,732	$17,575	$8,041	$523	$41	$1,595	$11,635	$59,142
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$19,732	$17,575	$8,041	$523	$41	$1,595	$11,635	$59,142

Year to date gross charge-offs	$—	$—	$—	$29	$—	$—	$—	$29

Single family residential (1-4 units)
Pass	$55,068	$130,556	$61,981	$32,645	$41,566	$148,187	$51,084	$521,087
Special Mention	—							—
Substandard	—	—	291	252	—	1,314	—	1,857
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$55,068	$130,556	$62,272	$32,897	$41,566	$149,501	$51,084	$522,944

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Note 4— Allowance for Credit Losses (continued)

Consumer non-real estate and other
Pass	$227	$270	$161	$248	$435	$397	$1,109	$2,847
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$227	$270	$161	$248	$435	$397	$1,109	$2,847

Year to date gross charge-offs	$92	$—	$—	$—	$—	$—	$—	$92
The value of outstanding loans by credit quality indicators as of December 31, 2022 were as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial real estate	$1,011,025	$62,907	$35,383	$—	$—	$1,109,315
Owner-occupied commercial real estate	121,621	1,963	3,530	—	—	127,114
Acquisition, construction & development	68,220	836	25,394	—	—	94,450
Commercial & industrial	53,273	—	241	—	—	53,514
Single family residential (1-4 units)	494,994	55	4,313	—	—	499,362
Consumer non-real estate and other	3,466	—	—	—	—	3,466
Total	$1,752,599	$65,761	$68,861	$—	$—	$1,887,221
The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of June 30, 2023 (in thousands):

	Collateral-Dependent Loans
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
June 30, 2023
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	1,066	1,066	—
Acquisition, construction & development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Single family residential (1-4 units)	—	—	2,670	2,670	—
Consumer non-real estate and other	—	—	—	—	—
Total	$—	$—	$3,736	$3,736	$—
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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the three and six months ended June 30, 2023, the Company did not extend any modifications to

Note 4— Allowance for Credit Losses (continued)
borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
The Company did not extend any modifications that were defined as TDRs during the year ended December 31, 2022.
Note 5— Deposits
The aggregate amount of time deposits, each with a minimum denomination of $250,000, was approximately $48.5 million and $32.6 million on June 30, 2023, and December 31, 2022, respectively. Brokered time deposits totaled $389.1 million and $100.3 million as of June 30, 2023, and December 31, 2022, respectively. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $18.8 million at June 30, 2023, compared to $11.7 million at December 31, 2022.
At June 30, 2023, the scheduled maturities of time deposits for the remaining six months ending December 31, 2023 and the following five years were as follows (in thousands):

As of June 30, 2023
Remaining six months ending, December 31, 2023	$99,479
2024	191,983
2025	132,500
2026	82,716
2027	49,528
2028	77,838
Total	$634,044
At June 30, 2023, and December 31, 2022, amounts included in time deposits for individual retirement accounts totaled $32.0 million and $36.9 million, respectively.
Overdrafts of $102 thousand and $503 thousand were reclassified to loans as of June 30, 2023, and the year ended December 31, 2022, respectively.
Note 6— Advances and Other Borrowings
The Company had borrowings of $249.0 million and $343.1 million at June 30, 2023, and December 31, 2022, respectively. At June 30, 2023, the interest rate on this debt ranged from 4.38% to 5.20%. At December 31, 2022, the interest rate on this debt ranged from 4.13% to 4.57%. The average balance outstanding during the six months ending June 30, 2023, and the year ending December 31, 2022, was $257.2 million and $269.5 million, respectively. The Company’s short-term borrowings from time-to-time may consist of advances from the FHLB of Atlanta, unsecured lines from Correspondent Banks, and secured lines from the Federal Discount Window.
The Company has available lines of credit with the FHLB of Atlanta and unsecured federal funds lines of credit from correspondent banking relationships. Through these sources, the Company has unused capacity of $959.0 million in remaining borrowing capacity as of June 30, 2023. The Advances on credit lines are secured by both securities and loans. The amount of securities and loans pledged against available lines of credit as of June 30, 2023, and December 31, 2022, was $782.9 million and $698.1 million, respectively. As of June 30, 2023, all of the Company’s borrowings will mature within one calendar year.
The contractual maturities of these borrowings as of June 30, 2023, are as follows (in thousands):

Due in 2023	$49,000
Due in 2024	200,000
Total	$249,000

Note 7— Leased Property
Lessor Arrangements
The Company enters into operating leases with customers to lease vacant space in certain owned premises that is not being used by the Company. These operating leases are typically payable in monthly installments with terms ranging from around two years to around twelve years and may contain renewal options.
The components of lease income, which was included in non-interest expense on the Consolidated Statements of Income, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease income	$575	$43	$1,150	$86
Total lease income	$575	$43	$1,150	$86
The remaining maturities of operating lease receivables as of June 30, 2023, are as follows (in thousands):

Operating Leases
Remaining six months ending December 31, 2023	$1,151
2024	2,302
2025	2,265
2026	1,657
2027	1,356
Thereafter	3,783
Total lease receivables	$12,514
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
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Right-of-use assets:
Operating leases	Other assets	$5,572	$7,255
Finance leases	Other assets	2,518	2,620
Total right-of-use assets		$8,090	$9,875
Lease liabilities:
Operating leases	Other liabilities	$5,837	$7,592
Finance leases	Other liabilities	2,666	2,745
Total lease liabilities		$8,503	$10,337

Note 7— Leased Property (continued)
The components of total lease cost were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Finance lease cost
Right-of-use asset amortization	$51	$51	$102	$102
Interest expense	15	16	30	32
Operating lease cost	839	594	1,667	1,195
Total lease cost	$905	$661	$1,799	$1,329

The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of June 30, 2023, are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining six months ending December 31, 2023	$1,591	$110
2024	2,305	224
2025	849	228
2026	415	233
2027	366	238
Thereafter	625	2,034
Total undiscounted lease payments	6,151	3,067
Less: discount	(314)	(401)
Net lease liabilities	$5,837	$2,666
The following table presents additional information about the Company’s leases as of June 30, 2023, and December 31, 2022.

Supplemental lease information (dollars in thousands)	June 30, 2023	December 31, 2022
Finance lease weighted average remaining lease term (years)	12.26	12.76
Finance lease weighted average discount rate	2.22%	2.22%
Operating lease weighted average remaining lease term (years)	3.15	3.26
Operating lease weighted average discount rate	3.06%	3.19%

Cash paid for amounts included in the measurement of lease liabilities	June 30, 2023	June 30, 2022
Operating cash flows from operating leases	$1,739	$1,238
Operating cash flows from finance leases	30	32
Financing cash flows from finance leases	80	76
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	502
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

Note 8— Regulatory Capital Matters (continued)
Management believes as of June 30, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2023, and December 31, 2022, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action”.
The following table presents the actual and required capital amounts and ratios for the Company and the Bank at June 30, 2023, and December 31, 2022 (in thousands except for ratios).

	Actual		Minimum Required for Capital Adequacy Purposes (includes applicable Capital Conservation Buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
Total Capital to risk weighted assets
Consolidated	$442,338	18.71%	$248,273	≥ 10.5%	$236,450	≥ 10.0%
Burke & Herbert Bank & Trust	439,212	18.57	248,365	≥ 10.5	236,538	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	416,249	17.60	200,983	≥ 8.5	189,160	≥ 8.0
Burke & Herbert Bank & Trust	413,123	17.47	201,057	≥ 8.5	189,230	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	416,249	17.60	165,515	≥ 7.0	153,693	≥ 6.5
Burke & Herbert Bank & Trust	413,123	17.47	165,576	≥ 7.0	153,750	≥ 6.5
Tier 1 (Core) Capital to average assets
Consolidated	416,249	11.20	148,725	≥ 4.0	185,906	≥ 5.0
Burke & Herbert Bank & Trust	413,123	11.11	148,770	≥ 4.0	185,962	≥ 5.0

As of December 31, 2022
Total Capital to risk weighted assets
Consolidated	$433,958	18.88%	$241,325	≥ 10.5%	$229,834	≥ 10.0%
Burke & Herbert Bank & Trust	432,290	18.81	241,368	≥ 10.5	229,874	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	412,946	17.97	195,358	≥ 8.5	186,867	≥ 8.0
Burke & Herbert Bank & Trust	411,251	17.89	195,393	≥ 8.5	183,900	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	412,946	17.97	160,883	≥ 7.0	149,392	≥ 6.5
Burke & Herbert Bank & Trust	411,251	17.89	160,912	≥ 7.0	149,418	≥ 6.5
Tier 1 (Core) Capital to average assets
Consolidated	412,946	11.34	145,605	≥ 4.0	182,007	≥ 5.0
Burke & Herbert Bank & Trust	411,251	11.30	145,605	≥ 4.0	182,007	≥ 5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2023, approximately $190.8 million of retained earnings was available for dividend declaration without regulatory approval.
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

Note 9— Derivatives (continued)
Cash flow hedges of interest rate risk
The Company’s objective in using interest rate derivatives is to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. During 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate assets.

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

As of June 30, 2023, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges (in thousands):

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
			(2)
Securities available-for-sale, at fair value(1)	$298,853	$—	$(1,106)	$—
Total	$298,853	$—	$(1,106)	$—

(1) These amounts include the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $298.9 million and the cumulative basis adjustments associated with these hedging relationships was $1.1 million.
(2) The entire balance represents the hedging adjustment on a voluntary discontinued hedging relationship. The Company has allocated the basis adjustment to the remaining individual assets in the closed portfolio and will amortize the basis adjustment over a period consistent with amortization of other discounts or premiums on the assets.

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

Note 9— Derivatives (continued)
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other liabilities	$50,000	$1,836

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$66,709	$1,740
Interest rate swaps related to customer loans	Other liabilities	66,709	1,740

	December 31, 2022
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other liabilities	$50,000	$2,254

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$34,674	$1,311
Interest rate swaps related to customer loans	Other liabilities	34,674	1,311
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended June 30, 2023, and June 30, 2022, as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	June 30, 2023			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2023
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(348)	$(348)	$—	Interest Income	$(423)	$(423)	$—
Total	$(348)	$(348)	$—		$(423)	$(423)	$—

Derivatives in Cash Flow Hedging Relationships	June 30, 2022			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2022
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(459)	$(459)	$—	Interest Income	$108	$108	$—
Total	$(459)	$(459)	$—		$108	$108	$—

Note 9— Derivatives (continued)
The table below presents the effect of cash flow hedge accounting on AOCI for the six months ended June 30, 2023, and June 30, 2022, as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	June 30, 2023			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2023
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(289)	$(289)	$—	Interest Income	$(786)	$(786)	$—
Total	$(289)	$(289)	$—		$(786)	$(786)	$—

Derivatives in Cash Flow Hedging Relationships	June 30, 2022			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2022
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(1,095)	$(1,095)	$—	Interest Income	$182	$182	$—
Total	$(1,095)	$(1,095)	$—		$182	$182	$—

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2023, and June 30, 2022.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended
	June 30, 2023		June 30, 2022
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$(914)	$—	$108	$—
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(3,468)	—	—	—
Derivatives designated as hedging instruments	2,977	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	(423)	—	108	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	(423)	—	108	—
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—

Note 9— Derivatives (continued)

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six months ended
	June 30, 2023		June 30, 2022
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$(1,117)	$—	$182	$—
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(1,106)	—	—	—
Derivatives designated as hedging instruments	776	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	(786)	—	182	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	(786)	—	182	—
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—
Credit-risk-related Contingent Features
As of June 30, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $1.8 million. As of June 30, 2023, the Company has posted the full amount of collateral related to these agreements.

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
Credit extension commitments
The Company’s financial statements do not reflect various financial instruments which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These financial instruments include commitments to extend credit, commercial letters of credit, and revolving lines of credit.
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

Note 10— Commitments and Contingencies (continued)
A summary of the contractual amounts of the Company’s financial instruments outstanding at June 30, 2023, and December 31, 2022, is as follows (in thousands):

	June 30, 2023	December 31, 2022
Commitments to extend credit	$247,319	$291,265
Commercial letters of credit	9,992	8,539
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
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a recapture of credit losses on unfunded commitments of $97.3 thousand for the three months ended June 30, 2023, and a recapture of credit losses on unfunded commitments of $104.7 thousand for the six months ended June 30, 2023. The ACL on off-balance-sheet credit totaled $170.0 thousand at June 30, 2023, and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
Litigation
The Company is a party to litigation, claims, and proceedings arising in the normal course of business that are ordinary and routine to the nature of the Company’s business and operations. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from any currently pending or threatened litigation, claims, or proceedings will not be material to the Company’s financial position.
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
In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
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

Note 11— Fair Value Measurements (continued)
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

Note 11— Fair Value Measurements (continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$175,397	$—	$—	$175,397
Obligations of states and municipalities	—	455,862	—	455,862
Residential mortgage backed - agency	—	41,990	—	41,990
Residential mortgage backed - non-agency	—	296,104	—	296,104
Commercial mortgage backed - agency	—	36,086	—	36,086
Commercial mortgage backed - non-agency	—	164,307	—	164,307
Asset-backed	—	74,479	—	74,479
Other	—	7,965	—	7,965
Total investment securities available-for-sale	$175,397	$1,076,793	$—	$1,252,190

Loans held-for-sale, at fair value	$—	$456	$—	$456

Derivatives	$—	$1,740	$—	$1,740

Financial liabilities
Derivatives	$—	$3,576	$—	$3,576

	Fair Value Measurements at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$174,993	$—	$—	$174,993
Obligations of states and municipalities	—	453,907	—	453,907
Residential mortgage backed - agency	—	53,061	—	53,061
Residential mortgage backed - non-agency	—	339,295	—	339,295
Commercial mortgage backed - agency	—	59,933	—	59,933
Commercial mortgage backed - non-agency	—	183,299	—	183,299
Asset-backed	—	98,626	—	98,626
Other	—	8,643	—	8,643
Total investment securities available-for-sale	$174,993	$1,196,764	$—	$1,371,757

Loans held-for-sale, at fair value	$—	$—	$—	$—

Derivatives	$—	$1,311	$—	$1,311

Financial liabilities
Derivatives	$—	$3,565	$—	$3,565
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a non-recurring basis in the financial statements:
Individually evaluated loans
Upon the adoption of CECL, loans individually evaluated for credit expected losses included non-accrual loans and other loans that do not share similar risk characteristics to loans in the CECL loan pools and have been classified as Level 3. Individually evaluated loans with an allocation to the ACL are measured at fair value on a non-recurring basis. Any fair

Note 11— Fair Value Measurements (continued)
value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. Prior to adoption of CECL and ASU 2022-02, which eliminated the TDR accounting model, loans were designated as impaired when, in the judgment of management and based on current information and events, it was probable that all amounts due, according to the contractual terms of the loan agreement, would not be collected.
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
Other real estate owned
Assets acquired through foreclosure or other proceedings are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. Any fair value adjustments are recorded in the period incurred and expensed against current earnings.
Assets that were measured at fair value on a non-recurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at June 30, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Individually evaluated loans:
Commercial real estate	$—	$—	$308	$308
Owner-occupied commercial real estate	—	—	1,354	1,354
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Single family residential	—	—	2,221	2,221
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	—	—

Note 11— Fair Value Measurements (continued)

	Fair Value Measurements at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Individually evaluated loans:
Commercial real estate	$—	$—	$290	$290
Owner-occupied commercial real estate	—	—	1,295	1,295
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Single family residential	—	—	911	911
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	—	—
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at June 30, 2023, and December 31, 2022 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
June 30, 2023
Impaired loans	$3,883	Discounted cash flow analysis	Market rate for borrower	3.6% - 8.5%	5.0%

December 31, 2022
Impaired loans	$2,496	Discounted cash flow analysis	Market rate for borrower	4.5% - 6.0%	5.2%
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at June 30, 2023, and December 31, 2022, were as follows (in thousands):

		Fair Value Measurements at June 30, 2023 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$9,047	$9,047	$—	$—	$9,047
Interest-earning deposits with banks	71,752	71,752	—	—	71,752
Loans, net	1,975,050	—	—	1,834,415	1,834,415
Accrued interest	14,781	—	14,781	—	14,781

Financial Liabilities
Non-interest-bearing	$876,396	$—	$876,396	$—	$876,396
Interest-bearing	2,128,867	—	2,119,927	—	2,119,927
Other borrowed funds	249,000	—	248,997	—	248,997
Accrued interest	3,832	—	3,832	—	3,832

Note 11— Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$9,124	$9,124	$—	$—	$9,124
Interest-bearing deposits with banks	41,171	41,171	—	—	41,171
Loans, net	1,866,182	—	—	1,768,903	1,768,903
Accrued interest	15,481	—	15,481	—	15,481

Financial Liabilities
Non-interest-bearing	$960,692	$—	$960,692	$—	$960,692
Interest-bearing	1,959,708	—	1,951,227	—	1,951,227
Other borrowed funds	343,100	—	342,904	—	342,904
Accrued interest	1,452	—	1,452	—	1,452
Note 12— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2023, and June 30, 2022 (in thousands):

	Three months ended June 30, 2023
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(1,255)	$(115,523)	$(7,031)	$(123,809)
Net unrealized gains (losses)	(275)	(5,254)	—	(5,529)
Less: net realized (gains) losses reclassified to earnings	334	2,827	—	3,161
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,196)	$(117,950)	$(7,031)	$(126,177)

	Three months ended June 30, 2022
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(562)	$(50,915)	$(6,020)	$(57,497)
Net unrealized gains (losses)	(362)	(46,277)	—	(46,639)
Less: net realized (gains) losses reclassified to earnings	(85)	—	—	(85)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,009)	$(97,192)	$(6,020)	$(104,221)

Note 12— Accumulated Other Comprehensive Income (Loss) (continued)

	Six months ended June 30, 2023
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(1,589)	$(130,875)	$(7,031)	$(139,495)
Net unrealized gains (losses)	(228)	11,964	—	11,736
Less: net realized (gains) losses reclassified to earnings	621	961	—	1,582
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,196)	$(117,950)	$(7,031)	$(126,177)

	Six months ended June 30, 2022
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$—	$12,975	$(6,020)	$6,955
Net unrealized gains (losses)	(865)	(110,085)	—	(110,950)
Less: net realized (gains) losses reclassified to earnings	(144)	(82)	—	(226)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,009)	$(97,192)	$(6,020)	$(104,221)
The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023, and June 30, 2022 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income				Affected Line Item in the Statements of Income
	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash flow hedges:
Interest rate contracts	$(423)	$108	$(786)	$182	Interest income
Tax effect	89	(23)	165	(38)	Income tax expense (benefit)
Net of tax	$(334)	$85	$(621)	$144

Available-for-sale securities:
Realized gains (losses) on securities	$(111)	$—	$(111)	$104	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	(3,468)	—	(1,106)	—	Interest income
Tax effect	752	—	256	(22)	Income tax expense (benefit)
Net of tax	$(2,827)	$—	$(961)	$82

Total reclassifications, net of tax	$(3,161)	$85	$(1,582)	$226	Net income

Note 13— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for the three and six months ended June 30, 2023, and June 30, 2022, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
FDIC assessment	$686	$345	$1,033	$680
Historic tax credit amortization	631	631	1,263	1,263
IT related	466	504	957	916
Consultant fees	508	298	978	510
Network expense	483	418	912	812
Directors' fees	434	792	844	1,037
Audit expense	213	175	520	267
Legal expense	328	412	633	587
Virginia franchise tax	630	600	1,260	1,200
Marketing expense	119	317	338	634
Other	1,520	1,366	2,887	2,624
Total	$6,018	$5,858	$11,625	$10,530
Note 14— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards subject to approval. Total compensation cost that has been charged against income for the share-based awards granted was $607.2 thousand and $492.8 thousand for the three months ended June 30, 2023, and June 30, 2022, respectively. The total income tax benefit was $127.5 thousand and $103.5 thousand for the three months ended June 30, 2023, and June 30, 2022, respectively.
Total compensation cost that has been charged against income for the share-based awards granted was $1.2 million and $999 thousand for the six months ended June 30, 2023, and June 30, 2022, respectively. The total income tax benefit was $249.4 thousand and $209.8 thousand for the six months ended June 30, 2023, and June 30, 2022, respectively.
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
Under the 2019 SIP, the Company has issued restricted stock unit (“RSU”) awards that are both time-based and performance-based. Each RSU award will indicate the number of shares, the conditions (e.g., service, performance, and/or a combination), and the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the award at grant date. A total of 24,705 and 13,160 shares were issued during the six months ended June 30, 2023, and June 30, 2022, respectively.
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

Note 14— Share-Based Compensation (continued)

The fair value for performance-based RSU awards was determined by using a Monte Carlo simulation analysis to estimate the achievement of the market capitalization target determined by the Board. The Monte Carlo simulation analysis required the following inputs: (1) expected term, (2) expected volatility, (3) risk-free rate, and (4) dividend yield. The expected term was based on the stated performance period. Management used the expected volatility from a peer group. The risk-free interest rate is based on the U.S. Treasury yield curve over the performance period. The dividend yield assumption was based on historical and anticipated dividend payouts.

The following is a summary of the Company’s RSU awards:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2022	122,440	$48.00
Granted	24,705	67.81
Vested	(4,560)	54.07
Forfeited	—	—
Non-vested at June 30, 2023	142,585	$51.24
As of June 30, 2023, there was $4.1 million of total unrecognized compensation costs related to non-vested shares granted under the 2019 SIP. The cost is expected to be recognized over a weighted average period of 1.85 years.
2023 Stock Incentive Plan
In 2023, a new stock incentive plan (“2023 SIP”) was approved by the Board of directors and shareholders. Upon the plan’s shareholder approval date of March 30, 2023, no further share-based awards will be issued under the 2019 SIP. The plan provides for the issuance of share-based awards to directors and employees of the Company. The 2023 SIP authorized the issuance of 250,000 shares, subject to an annual increase in available shares. As of June 30, 2023, no share-based awards have been issued under the 2023 SIP.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (in thousands)	$6,034	$10,397	$13,558	$19,523

Weighted average number of shares	7,428,079	7,424,747	7,427,363	7,424,405
Options effect of dilutive shares	86,876	31,339	82,468	29,570
Weighted average dilutive shares	7,514,955	7,456,086	7,509,831	7,453,975

Basic EPS	$0.81	$1.40	$1.82	$2.63
Diluted EPS	0.80	1.39	1.80	2.62
Stock awards equivalent to zero and 890 shares of Common Stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2023, and June 30, 2022, respectively, because they were antidilutive. Stock awards equivalent to zero and zero shares of Common Stock were not considered in computing diluted earnings per share for the six months ended June 30, 2023, and June 30, 2022, respectively, because they were antidilutive.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations of the Company should be read in conjunction with the preceding consolidated financial statements and notes presented in Item 1. Financial Statements of this Form 10-Q, as well as with the audited consolidated financial statements and notes for the year ended December 31, 2022, included in our Registration Statement on Form 10 filed with the SEC on February 28, 2023, as amended on April 4, 2023, April 20, 2023, and April 21, 2023, and as declared as effective by the SEC on April 21, 2023 (the “Registration Statement”). Historical results of operations and the percentage relationships among any amounts included and any trends that may appear may not indicate trends in operations or results of operations for any future periods. We are a bank holding company, and we conduct all of our material business operations through the Bank. As a result, the discussion and analysis below primarily relate to activities conducted at the Bank.
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
As of June 30, 2023, we had total consolidated assets of $3.6 billion, gross loans of $2.0 billion, total deposits of $3.0 billion, and total shareholders’ equity of $290.1 million. As of June 30, 2023, we had 407 full-time employees. None of our employees are covered by a collective bargaining agreement.
Recent Events in the Financial Services Industry
In response to the bank failures that occurred during March and May 2023 and the attendant stress on economic agents, including various financial stock markets, the Company took multiple proactive measures to mitigate any potential financial and operational impacts. Such measures included, but were not limited to:
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
For further discussion see Item 1A, under the caption “Risk Factors” in our Registration Statement. The measures taken followed meetings convened by a subcommittee provided for in our Asset/Liability policy more fully described in Item 3.- Quantitative and Qualitative Disclosures About Market Risk – Market Risk.
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
Critical Accounting Policies and Estimates
Our accounting and reporting policies are in accordance with GAAP and follow accounting and reporting guidelines prescribed by bank regulatory and general practices within the financial services industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgements that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments affect the amounts reported in the financial statements and accompanying notes and are based on information available as of the date of the financial statements, and, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions, and judgments inherent in those policies, are critical in understanding our financial statements. The more critical accounting estimates include accounting for credit losses and valuation methodologies. Additional disclosures regarding the effects of new pronouncements, ASU 2016-13 and ASU 2022-02, are included in this report in Note 1, Nature of Business Activities and Significant Accounting Policies, to the consolidated financial statements under Part 1, Item 1, “Financial Information.”
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
As of June 30, 2023, and December 31, 2022, the Bank complied with all regulatory capital standards and qualifies as “well capitalized”. Note 8 - Regulatory Capital Matters in Notes to Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
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
Key Factors Affecting Financial Performance
We face a variety of risks that may impact various aspects of our financial performance from time to time. The extent of such impacts may vary depending on factors such as the current business and economic conditions, political and regulatory environment, and operational challenges. Many of these risks and our risk management strategies are described in more detail elsewhere in this Report as well as with the audited consolidated financial statements and notes for the year ended December 31, 2022, included in our Registration Statement.
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

Selected Financial Data
The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of June 30, 2023, and June 30, 2022, and the selected income statement data for the three months and six months ended June 30, 2023, and June 30, 2022, have been derived from our consolidated financial statements included elsewhere in this Form 10-Q and should be read in conjunction with the other information contained in this Form 10-Q.

	As of the Three Months Ended June 30,		As of the Six Months Ended June 30,
(In thousands, except ratios, share and per share data)	2023	2022	2023	2022
Selected Financial Condition Data:
Total assets	$3,569,226	$3,585,822	$3,569,226	$3,585,822
Total cash and cash equivalents	80,799	92,815	80,799	92,815
Total investment securities, at fair value	1,252,190	1,515,974	1,252,190	1,515,974
Net loans	1,975,050	1,725,146	1,975,050	1,725,146
Company-owned life insurance	93,625	92,147	93,625	92,147
Premises and equipment, net	56,183	36,093	56,183	36,093
Total deposits	3,005,263	2,960,423	3,005,263	2,960,423
Advances and other borrowings	249,000	310,000	249,000	310,000
Total shareholders’ equity	290,072	291,138	290,072	291,138

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2023	2022	2023	2022
Selected Operating Data:
Interest income	$37,116	$26,542	$71,444	$50,794
Interest expense	13,324	911	22,878	1,692
Net interest income	23,792	25,631	48,566	49,102
Provision for (recapture of) credit losses	214	(2,538)	729	(5,176)
Total non-interest income	4,625	4,496	8,839	8,611
Total non-interest expenses	21,348	20,368	41,713	39,533
Income before income taxes	6,855	12,297	14,963	23,356
Income tax expense	821	1,900	1,405	3,833
Net income	6,034	10,397	13,558	19,523

Per Share Data:
Average shares of Common Stock outstanding, basic	7,428,079	7,424,747	7,427,363	7,424,405
Average shares of Common Stock outstanding, diluted	7,514,955	7,456,086	7,509,831	7,453,975
Total shares of Common Stock outstanding	7,428,710	7,425,760	7,428,710	7,425,760
Basic net income per share	$0.81	$1.40	$1.82	$2.63
Diluted net income per share	0.80	1.39	1.80	2.62
Dividends declared per share	0.53	0.53	1.06	1.06
Dividend payout ratio (1)	66.25%	38.13%	58.89%	40.46%
Book value (at period end)	$39.05	$39.21	$39.05	$39.21

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2023	2022	2023	2022
Performance Ratios:
Return on average assets	0.67%	1.17%	0.76%	1.10%
Return on average equity	8.34	13.48	9.56	11.54
Interest rate spread (2)	2.25	3.10	2.41	2.97
Net interest margin (3)	2.87	3.15	2.96	3.02
Efficiency ratio (4)	75.12	67.61	72.66	68.50

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets (5)	17.60%	18.09%	17.60%	18.09%
Total risk-based capital to risk-weighted assets (5)	18.71	19.16	18.71	19.16
Tier 1 capital to risk-weighted assets (5)	17.60	18.09	17.60	18.09
Tier 1 capital to average assets (5)	11.20	10.94	11.20	10.94
Average equity to average assets (5)	8.01	8.69	7.93	9.55

Asset Quality Ratios:
Allowance coverage ratio	1.30%	1.34%	1.30%	1.34%
Allowance for credit losses as a percentage of non-performing loans	886.73	91.49	886.73	91.49
Net charge-offs to average outstanding loans during the period	0.00	0.18	0.00	0.18
Non-performing loans as a percentage of total loans	0.15	—	0.15	—
Non-performing assets as a percentage of total assets	81.89	0.71	81.89	0.71

Other Data:
Number of full-service branches	23	24	23	24
Number of full-time equivalent employees	407	399	407	399
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
(5) Capital ratios are for Burke & Herbert Financial Services Corp. for 2023 and Burke & Herbert Bank & Trust Company for 2022.
Results of Operations
Results of Operations for the Six Months Ended June 30, 2023, and 2022
General
Consolidated net income for the six months ended June 30, 2023, was $13.6 million compared to $19.5 million earned during the six months ended June 30, 2022. The $6.0 million, or 30.6%, decrease in net income is primarily the result of a large recapture of provision expense in the first half of 2022.
Net interest income decreased by $0.5 million to $48.6 million for the six months ended June 30, 2023, compared to $49.1 million for the six months ended June 30, 2022. The main driver for this decrease was higher deposit and borrowing interest expense, partially offset by higher interest income due to balance sheet growth in loans.
For the six months ended June 30, 2023, the Company recorded credit loss expense of $0.7 million compared to a recapture of provision of $5.2 million for the six months ended June 30, 2022. For the six months ended June 30, 2022, the Company was able to recapture a provision that was booked to reflect the uncertainty of the COVID-19 pandemic and the sale of a non-performing loan note. This non-performing loan had a specific reserve prior to the sale of the note. For the current period, the adoption of CECL (which requires the Company to estimate provision of credit losses using an expected life-

time loss approach versus an incurred model), along with increased loan portfolio balances resulted in a higher credit expense for the six months ended June 30, 2023, compared to the six months ended, June 30, 2022.
Non-interest income increased by $0.2 million, or 2.6%, to $8.8 million for the six months ended June 30, 2023, as compared to $8.6 million for the six months ended June 30, 2022. The increase in non-interest income was primarily due to increases in other non-interest income, including dividend income from FHLB stock that increased by $258 thousand and income from loan swap fees of $342 thousand, which were offset by a decrease in other non-interest income items of $138 thousand and a lower servicing release premium of $31 thousand in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
Non-interest expense increased by $2.2 million, or 5.5%, to $41.7 million for the six months ended June 30, 2023, as compared to $39.5 million for the six months ended June 30, 2022. The increase was primarily due to higher salaries and employee benefits and higher legal, consulting, and audit fees arising from the filing of our initial Registration Statement and our other required filings.
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
Net interest income totaled $48.6 million for the six months ended June 30, 2023, compared to $49.1 million for the six months ended June 30, 2022. The decrease in net interest income was primarily driven primarily by higher interest rates and slightly higher average balances on interest-bearing liabilities, mostly offset by higher interest rates on interest-earning assets. A significant increase in cost of funds for both interest-bearing deposits and borrowed funds was the primary driver of the increase in interest expense. This increase in interest expense was mostly offset by a substantial increase in interest income from securities and loans along with an increase in the volume of loans. However, the increased pace of rate hikes from the Federal Reserve has resulted in higher deposit rates to retain depositors and increased the cost of borrowings from the FHLB and the Federal Reserve.
The tax-adjusted net interest margin was 2.96% for the six months ended June 30, 2023, compared to 3.02% for the six months ended June 30, 2022. The decrease in tax-adjusted net interest margin was primarily driven by the increase in market rates that increased the cost of deposits and other borrowings in excess of the increase in interest income from interest-earning assets.
The yield for the loan portfolio was 4.94% for the six months ended June 30, 2023, compared to 3.89% for the six months ended June 30, 2022. The increase was primarily the result of increasing loan production with higher interest rates in a rising rate environment.
The tax-adjusted yield on the total investment securities portfolio was 3.45% for the six months ended June 30, 2023, compared to 2.35% for the six months ended June 30, 2022. The increase was primarily due to higher market interest rates that increased the effective rate earned on investment securities and reduced the fair value of these investment securities.
The rate paid on interest-bearing deposits increased to 1.50% during the six months ended June 30, 2023, from 0.08% during the six months ended June 30, 2022. The increase was a result of market and economic conditions, which led to an increase in our offering rate for selected parts of our deposit portfolio. Increases in deposit rates rose at a faster pace due to the increases in the Federal Funds Rate that occurred in the second half of 2022. Continuing increases by the Federal Reserve and in the market rates may negatively impact our cost of funds rate.
The rate paid on our borrowings for the six months ended June 30, 2023, was 4.66%, compared to 0.71% for the corresponding period in 2022. The increase was due to the increase in short-term borrowing costs, driven by increases in the Federal Funds Rate during the year. Further increases in the Federal Funds Rate may continue to increase our overall borrowing costs.

The following table sets forth the major components of net interest income and the related yields and rates for the six months ended June 30, 2023, and June 30, 2022, for comparison (dollars in thousands).

	For the Six Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid

Assets:
Loans, gross (1)(2)	$1,961,309	$48,060	4.94%	$1,755,586	$33,868	3.89%
Interest-earning deposits and fed funds sold	59,107	1,296	4.42	54,189	106	0.39
Taxable securities	1,065,868	19,221	3.64	1,169,064	11,930	2.06
Tax-exempt securities (3)	269,575	3,629	2.71	384,387	6,190	3.25
Total securities	1,335,443	22,850	3.45	1,553,451	18,120	2.35
Total interest-earning assets	3,355,859	72,206	4.34	3,363,226	52,094	3.12
Non-interest-earning assets	250,483			210,966
Total assets	$3,606,342			$3,574,192

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$901,297			$956,026
Interest-bearing demand	563,405	763	0.27%	596,217	69	0.02%
Savings	998,826	6,872	1.39	1,124,898	386	0.07
Time	510,912	7,796	3.08	273,617	314	0.23
Total interest-bearing deposits	2,073,143	15,431	1.50	1,994,732	769	0.08
Total deposits	2,974,440	15,431	1.05	2,950,758	769	0.05
Borrowings:
FHLB advances and other	322,157	7,447	4.66	261,788	923	0.71
Total interest-bearing liabilities	2,395,300	22,878	1.93	2,256,520	1,692	0.15
Non-interest-bearing liabilities	23,749			20,401
Equity	285,996			341,245
Total liabilities and equity	$3,606,342			$3,574,192

Taxable-equivalent net interest income /net interest spread (4)		49,328	2.41%		50,402	2.97%
Taxable-equivalent net interest margin (5)			2.96%			3.02%
Taxable-equivalent net adjustment		(762)			(1,300)
Net interest income		$48,566			$49,102
Net interest-earning assets	$960,559			$1,106,706
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
Taxable-equivalent net interest margin, as presented above, is calculated by dividing fully tax-equivalent (“FTE”) net interest income by total average earning assets. Net interest income, on an FTE basis, is a non-GAAP financial measure that the Company believes to provide a more accurate picture of the interest margin for comparative purposes. Management believes FTE net interest income is a standard practice in the banking industry, and when net interest income is adjusted on a FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to a FTE basis has no impact on net income. FTE net interest income is calculated by adding the tax benefit on certain financial interest earning assets, whose interest is tax-exempt, to total interest income and then subtracting total interest expense. As a non-GAAP measure, FTE net interest income should not be considered as a substitute for the nearest comparable GAAP measure, net interest income. Net interest income shown elsewhere in this presentation is GAAP net interest income. The following table reconciles GAAP net interest income to FTE net interest income (in thousands).

	Six Months Ended
	June 30, 2023	June 30, 2022
GAAP Financial Measurements
Interest Income - Loans	$48,060	$33,868
Interest Income - Securities taxable	19,221	11,930
Interest Income - Securities tax-exempt	2,867	4,890
Interest Income - Other interest income	1,296	106
Interest Expense - Deposits	15,431	769
Interest Expense - Borrowed funds	7,417	892
Interest Expense - Other	30	31
Total Net Interest Income	$48,566	$49,102

Non-GAAP Financial Measurements
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	$762	$1,300
Total Tax Benefit on Tax-Exempt Interest Income (1)	762	1,300
Tax-Equivalent Net Interest Income	$49,328	$50,402
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Rate/Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the six months ended June 30, 2023, and June 30, 2022, are annualized using an actual days over calendar year method. The volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Six Months Ended June 30, 2023, compared to June 30, 2022
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
Income from the interest-earning assets:
Loans, gross	$9,995	$18,621	$28,616
Securities (1)	(7,522)	17,063	9,541
Interest-bearing deposits and fed funds sold	217	2,183	2,400
Total interest income on interest-earning assets	2,690	37,867	40,557
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	(90)	1,489	1,399
Savings deposits	(1,749)	14,827	13,078
Time deposits	7,957	7,132	15,089
Total interest expense on interest-bearing deposits	6,118	23,448	29,566
Borrowings	2,814	10,341	13,155
Total interest expense on interest-bearing liabilities	8,932	33,789	42,721
Taxable-equivalent net interest income	$(6,242)	$4,078	$(2,164)
(1)Yields and interest income on tax-exempt securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $71.4 million for the six months ended June 30, 2023, compared to $50.8 million for the six months ended June 30, 2022, an increase of 40.7%. The increase in interest income was primarily driven by an increase in both rates and volume for the loan portfolio along with increasing rates for the securities portfolio. Interest income on loans and securities increased by $14.2 million and $5.3 million, respectively, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
Interest Expense
Total interest expense was $22.9 million for the six months ended June 30, 2023, compared to $1.7 million for the six months ended June 30, 2022. The increase in interest expense was primarily driven by increasing rates for both interest-bearing deposits and borrowed funds and by a lesser extent from balance increases in both deposits and borrowed funds. Interest expense on interest-bearing deposits and borrowed funds increased by $14.7 million and $6.5 million, respectively, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $0.7 million for the six months ended June 30, 2023, compared to a recapture of $5.2 million for the six months ended June 30, 2022. The increased provision expense was partly due to the Company estimating credit losses using an expected life-time loss model versus an incurred model but primarily the result of a large recapture in 2022. The provision recapture, in 2022, was as a result of removing COVID-19 qualitative factors and the sale of a non-performing loan note. Proceeds obtained for this non-performing loan note were greater than the net of the loan note’s carrying value and specific reserve. Additionally, loan balances have risen significantly for the six months ended June 30, 2023, versus the six months ended June 30, 2022. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Fiduciary and wealth management	$2,642	$2,667	$(25)	(0.9)%
Service charges and fees	3,376	3,394	(18)	(0.5)
Net gains (losses) on securities	(111)	104	(215)	(206.7)
Income from company-owned life insurance	1,131	1,079	52	4.8
Other non-interest income	1,801	1,367	434	31.7
Total	$8,839	$8,611	$228	2.6%
Non-interest income increased 2.6% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily driven by an increase in other non-interest income of $434 thousand when compared to the six months ended June 30, 2022. This increase was due to an increase of $258 thousand in dividends from the FHLB and an increase of $342 thousand from customer swap fees. The increase was partially offset by the sale of securities which resulted in a loss for the six months ended as of June 30, 2023 resulting in a decrease of $215 thousand when compared to the prior year.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Salaries and wages	$19,416	$19,146	$270	1.4%
Pensions and other employee benefits	4,874	3,940	934	23.7
Occupancy	3,002	3,155	(153)	(4.8)
Equipment rentals, depreciation and maintenance	2,796	2,762	34	1.2
Other	11,625	10,530	1,095	10.4
Total	$41,713	$39,533	$2,180	5.5%
Non-interest expense increased 5.5% for the six months ended June 30, 2023, compared to June 30, 2022. The main drivers for this increase included pensions and other employee benefits which increased by $934.0 thousand primarily due to increases in the costs of employee benefit plans and an increase of $1.1 million in other non-interest expense. The increase was partially offset by a decrease in occupancy of $153 thousand. Additionally, the Company incurred legal and consulting expenses associated with filing its Registration Statement and other required SEC filings that increased the total non-interest expense for the six months ended June 30, 2023. See Note 13 — Other Operating Expenses in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $1.4 million for the six months ended June 30, 2023, a decrease of $2.4 million from the tax provision for the six months ended June 30, 2022. The decrease was due to the decrease in net income for the six months ended June 30, 2023, when compared to the prior year. For the six months ended June 30, 2023, and June 30, 2022, our effective tax rates were 9.4% and 16.4%, respectively.
Results of Operations for the Three Months Ended June 30, 2023, and 2022
General
Consolidated net income for the three months ended June 30, 2023, was $6.0 million, compared to $10.4 million earned during the three months ended June 30, 2022. The $4.4 million, or 42.0%, decrease in net income is primarily due to increased funding costs and the change in provision for credit losses that included a recapture of credit losses in the prior year quarter.
Net interest income decreased by $1.8 million to $23.8 million for the three months ended June 30, 2023, compared to $25.6 million for the three months ended June 30, 2022. The main driver for this decrease was higher funding costs on both our deposits and borrowings, which was partially offset by an increase in interest income due to both loan growth and higher yielding rates.
For the three months ended June 30, 2023, the Company recorded credit loss expense of $0.2 million compared to a recapture of provision losses of $2.5 million. For the three months ended June 30, 2022, the Company was able to recapture provision that was booked to reflect the uncertainty of the COVID-19 pandemic and the sale of a non-performing loan note. This non-performing loan had a specific reserve prior to the sale of the note. For the current period, the increased loan growth and the adoption of CECL, which requires the Company to estimate provision of credit losses using an expected life-time loss approach versus an incurred model, resulted in a higher credit expense for the three months ended June 30, 2023, compared to the three months ended, June 30, 2022.
Non-interest income increased by $129 thousand, or 2.9%, to $4.6 million for the three months ended June 30, 2023, as compared to $4.5 million for the three months ended June 30, 2022. The increase in non-interest income was primarily due to dividend income from FHLB stock that increased by $156 thousand in the three months ended June 30, 2023, compared to June 30, 2022.
Non-interest expense increased by $1.0 million, or 4.8%, to $21.3 million for the three months ended June 30, 2023, as compared to $20.4 million for the three months ended June 30, 2022. The increase was primarily due to increases in personnel related expenses such as salary, pensions, and other employee benefits. In addition, the Company incurred additional fees related to entering into interest rate swaps designated as fair value hedges and higher legal and audit fees arising from the filing of our initial Registration Statement and other required filings.
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
Net interest income totaled $23.8 million for the three months ended June 30, 2023, compared to $25.6 million for the three months ended June 30, 2022. The decrease in net interest income was primarily driven by both higher interest rates and higher volume of interest-bearing liabilities. The impact of higher rates on interest-bearing liabilities was partially offset by the increase in volume and rates of interest-earning assets. However, the increased pace of rate hikes from the Federal Reserve has resulted in higher deposit rates to retain depositors and increased the cost of borrowings from the FHLB and the Federal Reserve.
The tax-adjusted net interest margin was 2.87% for the three months ended June 30, 2023, compared to 3.15% for the three months ended June 30, 2022. The decrease in tax-adjusted net interest margin was primarily driven by the increase in market rates that increased the cost of deposit and other borrowings in excess of the increase in the interest income from interest-earning assets.
The yield for the loan portfolio was 5.07% for the three months ended June 30, 2023, compared to 3.98% for the three months ended June 30, 2022. The increase was primarily the result of increasing loan production with higher interest rates in a rising rate environment.
The tax-adjusted yield on the total investment securities portfolio was 3.45% for the three months ended June 30, 2023, compared to 2.53% for the three months ended June 30, 2022. The increase was primarily due to higher market interest rates that increased the effective rate earned by reducing the fair value of the average outstanding balance of the investment securities.
The rate paid on interest-bearing deposits increased to 1.88% during the three months ended June 30, 2023, from 0.07% during the three months ended June 30, 2022. The increase was a result of market and economic conditions, which led to an increase in our offering rate for selected parts of our deposit portfolio. Increases in deposit rates rose at a faster pace due to the increases in the Federal Funds Rate that continued in the second half of 2022. Additional increases by the Federal Reserve and in the market rates may negatively impact our cost of funds rate.

The rate paid on our borrowings for the three months ended June 30, 2023, was 4.61%, compared to 0.82% for the corresponding period in 2022. The increase was due to the increase in short-term borrowing costs, driven by increases in the Federal Funds Rate during the year. Further increases in the Federal Funds Rate may continue to increase our overall borrowing costs.
The following table sets forth the major components of net interest income and the related yields and rates for the three months ended June 30, 2023, and June 30, 2022, for comparison (dollars in thousands).

	For the Three Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid

Assets:
Loans, gross (1)(2)	$2,002,482	$25,300	5.07%	$1,754,723	$17,418	3.98%
Interest-earning deposits and fed funds sold	74,074	988	5.35	50,548	88	0.70
Taxable securities	1,036,576	9,418	3.64	1,148,507	6,572	2.30
Tax-exempt securities (3)	266,402	1,784	2.69	388,267	3,119	3.22
Total securities	1,302,978	11,202	3.45	1,536,774	9,691	2.53
Total interest-earning assets	3,379,534	37,490	4.45	3,342,045	27,197	3.26
Non-interest-earning assets	243,498			220,391
Total assets	$3,623,032			$3,562,436

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$879,794			$977,694
Interest-bearing demand	554,364	564	0.41%	591,391	36	0.02%
Savings	979,020	4,199	1.72	1,129,537	193	0.07
Time	608,949	5,266	3.47	268,042	139	0.21
Total interest-bearing deposits	2,142,333	10,029	1.88	1,988,970	368	0.07
Total deposits	3,022,127	10,029	1.33	2,966,664	368	0.05
Borrowings:
FHLB advances and other	286,584	3,294	4.61	266,473	543	0.82
Total interest-bearing liabilities	2,428,917	13,323	2.20	2,255,443	911	0.16
Non-interest-bearing liabilities	24,036			19,875
Equity	290,285			309,424
Total liabilities and equity	$3,623,032			$3,562,436

Taxable-equivalent net interest income /net interest spread (4)		24,167	2.25%		26,286	3.10%
Taxable-equivalent net interest margin (5)			2.87%			3.15%
Taxable-equivalent net adjustment		(375)			(655)
Net interest income		$23,792			$25,631
Net interest-earning assets	$950,617			$1,086,602
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
Taxable-equivalent net interest margin, as presented above, is calculated by dividing FTE net interest income by total average earning assets. Net interest income, on an FTE basis, is a non-GAAP financial measure that the Company believes to provide a more accurate picture of the interest margin for comparative purposes. Management believes FTE net interest income is a standard practice in the banking industry, and when net interest income is adjusted on a FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to a FTE basis has no impact on net income. FTE net interest income is calculated by adding the tax benefit on certain financial interest earning assets, whose interest is tax-exempt, to total interest income then subtracting total interest expense. As a non-GAAP measure, FTE net interest income should not be considered as a substitute for the nearest comparable GAAP measure, net interest income. Net interest income shown elsewhere in this presentation is GAAP net interest income. The following table reconciles GAAP net interest income to FTE net interest income (in thousands).

	Three Months Ended
	June 30, 2023	June 30, 2022
GAAP Financial Measurements
Interest Income - Loans	$25,300	$17,418
Interest Income - Securities taxable	9,419	6,572
Interest Income - Securities tax-exempt	1,409	2,464
Interest Income - Other interest income	988	88
Interest Expense - Deposits	10,030	368
Interest Expense - Borrowed funds	3,279	527
Interest Expense - Other	15	16
Total Net Interest Income	$23,792	$25,631

Non-GAAP Financial Measurements
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	$375	$655
Total Tax Benefit on Tax-Exempt Interest Income (1)	375	655
Tax-Equivalent Net Interest Income	$24,167	$26,286
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Rate/Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the three months ended June 30, 2023, and June 30, 2022, are annualized using an actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Three Months Ended June 30, 2023, compared to June 30, 2022
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
Income from the interest-earning assets:
Loans, gross	$12,481	$19,129	$31,610
Securities (1)	(8,062)	14,121	6,059
Interest-bearing deposits and fed funds sold	1,259	2,358	3,617
Total interest income on interest-earning assets	5,678	35,608	41,286
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	(151)	2,279	2,128
Savings deposits	(2,589)	18,646	16,057
Time deposits	12,636	7,927	20,563
Total interest expense on interest-bearing deposits	9,896	28,852	38,748
Borrowings	927	10,111	11,038
Total interest expense on interest-bearing liabilities	10,823	38,963	49,786
Taxable-equivalent net interest income	$(5,145)	$(3,355)	$(8,500)
(1)Yields and interest income on tax-exempt securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $37.1 million for the three months ended June 30, 2023, compared to $26.5 million for the three months ended June 30, 2022, an increase of 39.8%. The increase in interest income was primarily driven by an increase in both rates and volume for the loan portfolio along with increasing rates for the securities portfolio. Interest income on loans and securities increased by $7.9 million and $1.8 million, respectively, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
Interest Expense
Total interest expense was $13.3 million for the three months ended June 30, 2023, compared to $0.9 million for the three months ended June 30, 2022. The increase in interest expense was primarily driven by increasing rates for both deposits and borrowed funds. The average interest-bearing balances also increased, but primarily, the increase in interest rate expense was due to higher rates. Interest expense on interest-bearing deposits and borrowed funds increased by $9.7 million and $2.8 million, respectively, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $0.2 million for the three months ended June 30, 2023, compared to a recapture of $2.5 million for the three months ended June 30, 2022. The increased provision expense was primarily due to a recapture of provision that was booked to reflect the uncertainty of the COVID-19 pandemic and the sale of a non-performing loan note for three months ended June 30, 2022 and the Company estimating credit losses using an expected life-time loss model versus an incurred model for the three months ended June 30, 2023. Additionally, loan balances have risen significantly for the three months ended June 30, 2023, versus the three months ended June 30, 2022. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Three months ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Fiduciary and wealth management	$1,305	$1,362	$(57)	(4.2)%
Service charges and fees	1,741	1,761	(20)	(1.1)
Net gains (losses) on securities	(111)	—	(111)	n/a
Income from company-owned life insurance	571	542	29	5.4
Other non-interest income	1,119	831	288	34.7
Total	$4,625	$4,496	$129	2.9%
Non-interest income increased 2.9% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily driven by an increase in other non-interest income of $288 thousand through an increase in customer swap fees and increased dividend from the FHLB. This increase was partially offset by the loss on the sale of securities in the three months ended June 30, 2023.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Three months ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Salaries and wages	$9,922	$9,617	$305	3.2%
Pensions and other employee benefits	2,406	1,901	505	26.6
Occupancy	1,545	1,609	(64)	(4.0)
Equipment rentals, depreciation and maintenance	1,457	1,383	74	5.4
Other	6,018	5,858	160	2.7
Total	$21,348	$20,368	$980	4.8%
Non-interest expense increased 4.8% for the three months ended June 30, 2023, compared to June 30, 2022. The main drivers for this increase are personal related expenses such as salary, pensions, and other employee benefits which increased by $810 thousand primarily due to increases in the costs of employee benefit plans. In addition, the Company incurred additional expense related to entering into interest rate swaps designated as fair value hedges and higher legal and audit fees arising from the filing of our initial Registration Statement and other required filings
Income Tax Expense
Income tax expense was $0.8 million for the three months ended June 30, 2023, a decrease of $1.1 million from the tax provision for the three months ended June 30, 2022. The decrease was due to the decrease in net income for the three months ended June 30, 2023, when compared to the prior year three months ended June 30, 2022. For the three months ended June 30, 2023, and June 30, 2022, our effective tax rates were 12.0% and 15.5%, respectively.
Analysis of Financial Condition for the Period Ended June 30, 2023, and December 31, 2022
Assets increased by $6.3 million to $3.57 billion as of June 30, 2023, compared to $3.56 billion as of December 31, 2022. Loans, net of ACL, increased by $108.9 million from $1.87 billion as of December 31, 2022, to $1.98 billion as of June 30, 2023. Deposits increased by $84.9 million and amounted to $3.01 billion at June 30, 2023, compared to $2.92 billion at December 31, 2022. Borrowed funds decreased by $94.1 million to $249.0 million as of June 30, 2023, compared to $343.1 million at December 31, 2022.
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

Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk, because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the six months ended June 30, 2023, the unrealized losses on our holdings decreased from December 31, 2022, as the decrease in long-term interest rate expectations, portfolio runoff, and rebalancing had a positive impact on the value of our AFS portfolio.
On January 1, 2023, the Company adopted the new CECL standard in accordance with ASU 2016-13, which changed the accounting framework by replacing the other-than-temporary impairment (“OTTI”) assessment with the recognition of an ACL. The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at June 30, 2023. Under the prior OTTI framework, the Company did not record any cumulative OTTI expense as of December 31, 2022.
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
The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment for June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,592	$—	$22,195	$175,397
Obligations of states and municipalities	538,194	28	82,360	455,862
Residential mortgage backed - agency	47,340	—	5,350	41,990
Residential mortgage backed - non-agency	323,519	13	27,428	296,104
Commercial mortgage backed - agency	37,558	25	1,497	36,086
Commercial mortgage backed - non-agency	172,286	—	7,979	164,307
Asset backed	76,611	3	2,135	74,479
Other	9,500	—	1,535	7,965
	$1,402,600	$69	$150,479	$1,252,190

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$198,154	$—	$23,161	$174,993
Obligations of states and municipalities	550,590	12	96,695	453,907
Residential mortgage backed - agency	57,883	14	4,836	53,061
Residential mortgage backed - non-agency	365,983	2	26,690	339,295
Commercial mortgage backed - agency	61,810	75	1,952	59,933
Commercial mortgage backed - non-agency	191,709	10	8,420	183,299
Asset backed	101,791	49	3,214	98,626
Other	9,500	—	857	8,643
	$1,537,420	$162	$165,825	$1,371,757
The investment maturity table below summarizes contractual maturities for our investment securities at June 30, 2023. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.3 years at June 30, 2023. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	June 30, 2023
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$29,711	1.61%	$40,637	1.13%	$127,244	1.37%	$—	—%	$197,592	1.36%
Obligations of states and municipalities	370	4.10	12,935	2.67	317,052	2.10	207,837	2.09	538,194	2.11
Residential mortgage backed - agency	42	4.25	23,836	4.86	23,462	1.88	—	—	47,340	3.38
Residential mortgage backed - non-agency	58,019	2.12	160,253	4.17	95,481	3.23	9,766	4.80	323,519	3.54
Commercial mortgage backed - agency	196	7.08	31,090	4.97	6,272	4.09	—	—	37,558	4.83
Commercial mortgage backed - non-agency	8,562	6.98	158,575	4.73	5,149	1.43	—	—	172,286	4.74
Asset backed	8,765	5.51	36,411	5.70	31,435	5.99	—	—	76,611	5.80
Other	—	—	—	—	9,500	5.13	—	—	9,500	5.13
Total	$105,665	2.67%	$463,737	4.26%	$615,595	2.37%	$217,603	2.21%	$1,402,600	2.99%
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
The following tables set forth the composition of our loan portfolio as of the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Commercial real estate	$1,198,840	$1,109,315
Owner-occupied commercial real estate	124,466	127,114
Acquisition, construction & development	92,730	94,450
Commercial & industrial	59,142	53,514
Single family residential (1-4 units)	522,944	499,362
Consumer non-real estate and other	2,847	3,466
	2,000,969	1,887,221
Allowance for credit losses	(25,919)	(21,039)
Loans, net	$1,975,050	$1,866,182
The loan portfolio, excluding ACL, at June 30, 2023, increased by $113.7 million primarily due to growth in our commercial and residential real estate loan production. The Company’s organic growth has occurred in both legacy and newer markets, principally in commercial real estate.
The following table shows the maturity distribution for total loans outstanding as of June 30, 2023. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balance of loans are indicated by both fixed and floating rate categories in the table below (in thousands).

	June 30, 2023
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$54,150	$27,656	$528,233	$102,081	$389,782	$85,482	$—	$11,456	$1,198,840
Owner-occupied commercial real estate	9,081	185	52,860	5,593	55,006	586	—	1,155	124,466
Acquisition, construction & development	23,144	6,323	381	54,418	6,129	596	1,238	501	92,730
Commercial & industrial	631	2,599	42,647	9,036	3,569	660	—	—	59,142
Total commercial loans	87,006	36,763	624,121	171,128	454,486	87,324	1,238	13,112	1,475,178
Single family residential (1-4 units)	2,715	1,866	11,913	20,608	19,219	11,396	269,437	185,790	522,944
Consumer non-real estate and other	125	197	991	682	430	—	21	401	2,847
Total loans	$89,846	$38,826	$637,025	$192,418	$474,135	$98,720	$270,696	$199,303	$2,000,969
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
The Company’s asset quality remained stable through the second quarter of 2023. The Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned as of June 30, 2023, totaled $2.9 million.
The following table summarizes the Company’s non-performing assets as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Non-accrual loans	$2,923	$5,497
90 days past due and still accruing	—	—
Total non-performing loans	2,923	5,497

Other real estate owned	—	—

Total non-performing assets	$2,923	$5,497
Allowance for Credit Losses
Refer to the discussion in Note 1. Nature of Business Activities and Significant Accounting Policies in Notes to Consolidated Financial Statements for management’s approach to estimating the ACL.
The Company maintains the ACL at a level deemed adequate by management for expected credit losses. As disclosed in Note 1 and Note 4, on January 1, 2023, the Company implemented CECL and increased the ACL, previously the allowance for credit losses, with a cumulative-effect adjustment to the ACL for credit losses of $4.4 million, which included a cumulative-effect adjustment to the ACL for off-balance sheet exposures of $274.8 thousand. The Company’s ACL is calculated quarterly with any adjustment recorded to the provision for credit losses in the consolidated Statement of Income. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans, including historical loss experiences, trends in delinquencies, non-performing loans and other risk assets, and qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated.
Gross charged-off loans were $104.0 thousand and $3.3 million for the three months ended June 30, 2023, and June 30, 2022, respectively, and $121.0 thousand and $3.4 million for the six months ended June 30, 2023, and June 30, 2022, respectively. Gross recoveries totaled $9.0 thousand and $127.0 thousand for the three months ended June 30, 2023, and June 30, 2022, respectively, and $43.0 thousand and $186.0 thousand for the six months ended June 30, 2023, and June 30, 2022, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.30% and 1.34% as of June 30, 2023, and June 30, 2022, respectively.
The Company recorded a provision of $310.0 thousand and a provision recapture of $2.5 million for the three months ended June 30, 2023, and June 30, 2022, respectively, and a provision of $833.0 thousand and a provision recapture of $5.2 million for the six months ended June 30, 2023, and June 30, 2022, respectively. The provision recapture was as a result of removing COVID-19 qualitative factors and the sale of a non-performing loan note.
The following table summarizes the changes in the Company’s credit loss experience by portfolio as of the three and six months ended June 30, 2023, and 2022 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Loans outstanding at end of period	$2,000,969	$1,748,508	$2,000,969	$1,748,508
Balance of allowance at beginning of period	(25,704)	(29,061)	(21,039)	(31,709)
Impact of the adoption of CECL	—		(4,125)	—
Loans charged-off:
Commercial real estate	—	3,261	—	3,282
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	—	—
Commercial & industrial	29	—	29	20
Residential	—	—	—	—
Consumer non-real estate and other	75	27	92	55
Total loans charged-off	104	3,288	121	3,357
Recoveries of loans charged-off:
Commercial real estate	(3)	(4)	(31)	(7)
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Residential	(3)	(117)	(6)	(164)
Consumer non-real estate and other	(3)	(6)	(6)	(15)
Total recoveries of loans charged-off	(9)	(127)	(43)	(186)
Net loan charge-offs (recoveries)	95	3,161	78	3,171
Provision for (recapture of) credit losses for the period	310	(2,538)	833	(5,176)
Ending allowance	$(25,919)	$(23,362)	$(25,919)	$(23,362)

Average loans outstanding during the period	$2,002,482	$1,754,723	$1,961,309	$1,755,586
Allowance coverage ratio(1)	1.30%	1.34%	1.30%	1.34%
Net charge-offs to average outstanding loans during the period(2)	0.00	0.18	0.00	0.18
Allowance for credit losses as a percentage of non-performing loans(3)	886.73	91.49	886.73	91.49
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

The following table summarizes the ACL and the allowance for credit losses by portfolio with a comparison of the percentage composition in relation to total ACL and allowance for credit losses and total loans as of June 30, 2023, and December 31, 2022 (dollars in thousands).

	June 30, 2023
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated ACL	Percent of Loans in Each Category to Total Loans
Commercial real estate	$18,639	71.91%	59.91%
Owner-occupied commercial real estate	719	2.77	6.22
Acquisition, construction & development	1,319	5.09	4.63
Commercial & industrial	612	2.36	2.96
Residential	4,520	17.44	26.13
Consumer non-real estate and other	110	0.42	0.14
Total	$25,919	100.00%	100.00%

	December 31, 2022
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$15,477	73.56%	58.78%
Owner-occupied commercial real estate	635	3.02	6.74
Acquisition, construction & development	2,082	9.90	5.00
Commercial & industrial	438	2.08	2.84
Residential	2,379	11.31	26.46
Consumer non-real estate and other	28	0.13	0.18
Total	$21,039	100.00%	100.00%
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
Off-Balance Sheet Arrangements
The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit, and financial guarantees which would impact the Company’s liquidity and capital resources to the extent customers accept and/or use these commitments. See Note 10 — Commitments and Contingencies in Notes to Consolidated Financial Statements for a discussion of credit extension commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Funding Activities
The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. Deposits are the primary source of funds for lending and investing activities; however, the Company will use borrowings to meet liquidity needs and for temporary funding. Sources of borrowings include advances from the FHLB of Atlanta, borrowings from correspondent banks, and the Fed Discount Window. The Company also utilizes brokered time deposits. For more discussion of brokered time deposits, see the Deposits heading below this section.

As of June 30, 2023, the Company has available unused borrowing capacity of $959.0 million through its available lines of credit with the FHLB of Atlanta and unsecured federal fund lines of credit from correspondent banking relationships. Advances on credit lines are secured by both securities and loans.
The following table shows certain information regarding borrowings as of the three months ended June 30, 2023, and December 31, 2022, respectively (dollars in thousands):

	June 30, 2023	December 31, 2022
Balance at end of period	$249,000	$343,100
Weighted average interest rate at end of period	4.62%	4.42%
Deposits
Total deposits increased by $84.9 million from December 31, 2022, to June 30, 2023, due to an increase in the balance of brokered time deposits. The Company issued brokered time deposits that amounted to $389.1 million as of June 30, 2023, and $100.3 million at December 31, 2022, which are included in the table below. The following table sets forth the balance of each category of deposits as of the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
	Balance	Balance
Demand, non-interest-bearing	$876,396	$960,692
Demand, interest-bearing	525,155	616,665
Money market and savings	969,668	1,044,152
Time deposits, other	634,044	298,891
Total interest-bearing	2,128,867	1,959,708
Total deposits	$3,005,263	$2,920,400
The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 in the amounts of $681.9 million and $843.4 million at June 30, 2023, and December 31, 2022, respectively.
The following table sets forth maturity ranges of time deposits as of June 30, 2023, that meet or exceed the FDIC insurance limit (in thousands).

June 30, 2023
Due within 3 months or less	$6,409
Due after 3 months and within 6 months	11,070
Due after 6 months and within 12 months	27,333
Due after 12 months	3,641
Total uninsured, time deposits	$48,453
Shareholders’ Equity
Total shareholders’ equity at June 30, 2023, was $290.1 million, compared to $273.5 million at December 31, 2022. Shareholders’ equity increased by $16.6 million in part due to a decrease in unrealized losses in the AFS securities portfolio since December 31, 2022. Accumulated other comprehensive income increased $13.3 million from December 31, 2022, to June 30, 2023, primarily as a result of a decrease in unrealized losses on AFS investment securities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending, investment, and deposit-taking activities. To that end, management actively monitors and manages its interest rate risk exposure, and on at least a quarterly basis, in conjunction with the Company’s Asset/Liability meetings, reports its findings to the ALCO and to the Board. From time to time, management may change the frequency of such testing or update certain inputs as a result of abnormal market conditions. Our profitability is affected by fluctuations in interest rates; a sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We monitor the impact of changes in interest rates on net interest income using several tools. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Events in the Financial Services Industry.

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
Interest Rate Sensitivity
Interest rate risk is the risk to earnings and fair value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time, depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve, where interest rates increase or decrease in a non-parallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and SOFR (basis risk).
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
The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The ALCO, using policies and procedures approved by the Company’s Board, is responsible for the management of the Company’s interest rate sensitivity position. The Company manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, borrowings with the FHLB, federal funds purchased, and brokered time deposits.
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

	As of June 30, 2023	As of December 31, 2022
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
300	(1.3)%	(9.2)%
200	(1.1)	(6.2)
100	(0.4)	(3.0)
(100)	(2.3)	(2.0)
(200)	(4.1)	(5.8)
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at June 30, 2023, and December 31, 2022.

	As of June 30, 2023	As of December 31, 2022
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
300	(14.8)%	(15.8)%
200	(10.3)	(10.5)
100	(4.6)	(4.7)
(100)	2.0	0.1
(200)	1.3	(3.2)
Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1.    Legal Proceedings
Legal Proceedings
In the ordinary course of our operations, and from time-to-time, the Company and its subsidiary are parties to various legal claims, lawsuits and proceedings incidental to the ordinary nature of the Company’s business. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us. Although the ultimate outcome of any pending legal proceedings cannot be ascertained at this time, it is the opinion of management that the liabilities (if any) resulting from such legal proceedings will not have a material adverse effect on the Company’s business, including its consolidated financial position, results of operations, or cash flows, or otherwise require disclosure under the federal securities laws.
Item 1A.    Risk Factors
There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our Registration Statement.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
(c) Insider Trading Arrangements

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.     Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2023

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	President & Chief Executive Officer

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President, Chief Financial Officer