Form 10-Q
period 2023-09-30
Burke & Herbert Financial Services Corp.
filed 2023-11-09
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2023, there were 7,428,710 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information
Item 1.     Financial Statements
Burke & Herbert Financial Services Corp. Consolidated Financial Statements:

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Cash and due from banks	$9,063	$9,124
Interest-earning deposits with banks	32,801	41,171
Cash and cash equivalents	41,864	50,295
Securities available-for-sale, at fair value	1,224,395	1,371,757
Restricted stock, at cost	7,247	16,443
Loans held-for-sale, at fair value	3,011	—
Loans	2,070,616	1,887,221
Allowance for credit losses	(26,111)	(21,039)
Net loans	2,044,505	1,866,182
Premises and equipment, net	57,514	53,170
Accrued interest receivable	15,597	15,481
Company-owned life insurance	94,213	92,487
Other assets	96,842	97,083
Total Assets	$3,585,188	$3,562,898

Liabilities and Shareholders’ Equity
Liabilities
Non-interest-bearing deposits	$853,385	$960,692
Interest-bearing deposits	2,132,233	1,959,708
Total deposits	2,985,618	2,920,400
Borrowed funds	299,000	343,100
Accrued interest and other liabilities	29,751	25,945
Total Liabilities	3,314,369	3,289,445

Commitments and contingent liabilities (see Note 10)

Shareholders’ Equity
Preferred Stock, $1.00 par value per share; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock	4,000	4,000
$0.50 par value; 20,000,000 shares authorized and 8,000,000 issued at September 30, 2023, and December 31, 2022; 7,428,710 shares outstanding at September 30, 2023, and 7,425,760 shares outstanding at December 31, 2022

Additional paid-in capital	13,818	12,282
Retained earnings	426,744	424,391
Accumulated other comprehensive income (loss)	(146,159)	(139,495)
Treasury stock	(27,584)	(27,725)
571,290 shares, at cost, at September 30, 2023, and 574,240 shares, at cost, at December 31, 2022
Total Shareholders’ Equity	270,819	273,453
Total Liabilities and Shareholders’ Equity	$3,585,188	$3,562,898

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income
Loans, including fees	$26,425	$18,618	$74,485	$52,486
Taxable securities	8,909	8,171	28,130	20,101
Tax-exempt securities	1,376	2,334	4,243	7,224
Other interest income	562	142	1,858	248
Total interest income	37,272	29,265	108,716	80,059
Interest expense
Deposits	11,277	954	26,708	1,723
Borrowed funds	3,078	1,614	10,495	2,506
Other interest expense	28	17	58	48
Total interest expense	14,383	2,585	37,261	4,277
Net interest income	22,889	26,680	71,455	75,782

Provision for (recapture of) credit losses	235	(2,388)	964	(7,564)
Net interest income after credit loss expense	22,654	29,068	70,491	83,346

Non-interest income
Fiduciary and wealth management	1,354	1,328	3,996	3,995
Service charges and fees	1,583	1,736	4,959	5,130
Net gains (losses) on securities	(1)	(41)	(112)	63
Income from company-owned life insurance	589	555	1,720	1,634
Other non-interest income	764	683	2,565	2,050
Total non-interest income	4,289	4,261	13,128	12,872

Non-interest expense
Salaries and wages	9,867	10,094	29,283	29,240
Pensions and other employee benefits	2,242	2,017	7,116	5,957
Occupancy	1,462	1,151	4,464	4,306
Equipment rentals, depreciation and maintenance	1,435	1,534	4,231	4,296
Other operating	7,417	5,156	19,042	15,686
Total non-interest expense	22,423	19,952	64,136	59,485

Income before income taxes	4,520	13,377	19,483	36,733
Income tax expense	464	2,240	1,869	6,073

Net income	$4,056	$11,137	$17,614	$30,660
Earnings per common share:
Basic	$0.55	$1.50	$2.37	$4.13
Diluted	0.55	1.49	2.35	4.11

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$4,056	$11,137	$17,614	$30,660
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gain (loss) arising during period, net of tax of $5,392 and $11,375 for the three months ended September 30, 2023, and September 30, 2022, respectively, net of tax of $2,212 and $40,638 for the nine months ended September 30, 2023, and September 30, 2022, respectively	(20,285)	(42,793)	(8,322)	(152,878)
Reclassification adjustment for loss (gain) on securities, net of tax of $— and ($9) for the three months ended September 30, 2023, and September 30, 2022, respectively, net of tax of ($23) and $13 for the nine months ended September 30, 2023 and September 30, 2022, respectively	—	33	88	(49)
Reclassification adjustment for loss (gain) on fair value hedge, net of tax of $9 and $— for the three months ended September 30, 2023, and September 30, 2022, respectively, net of tax of ($224) and $— for the nine months ended September 30, 2023, and September 30, 2022, respectively	(32)	—	842	—
Unrealized gain (loss) on cash flow hedge:
Unrealized holding gain (loss) on cash flow hedge, net of tax of $10 and $174 for the three months ended September 30, 2023, and September 30, 2022, respectively, net of tax of $71 and $404 for the nine months ended September 30, 2023, and September 30, 2022, respectively	(38)	(654)	(267)	(1,519)
Reclassification adjustment for losses (gains) included in net income, net of tax ($99) and ($15) for the three months ended September 30, 2023, and September 30, 2022, respectively, net of tax of ($264) and $23 for the nine months ended September 30, 2023, and September 30, 2022, respectively	373	58	995	(86)
Total other comprehensive income (loss)	(19,982)	(43,356)	(6,664)	(154,532)
Comprehensive income (loss)	$(15,926)	$(32,219)	$10,950	$(123,872)

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2023 and 2022
(In thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
	Shares Outstanding	Amount
Balance June 30, 2023	7,428,710	$4,000	$13,208	$426,625	$(126,177)	$(27,584)	$290,072
Net income				4,056			4,056
Other comprehensive income (loss)					(19,982)		(19,982)
(Purchase) sale of treasury stock, net							—
Cash dividends, declared				(3,937)			(3,937)
Share-based compensation expense, net			610				610
Balance September 30, 2023	7,428,710	$4,000	$13,818	$426,744	$(146,159)	$(27,584)	$270,819

Balance June 30, 2022	7,425,760	$4,000	$11,313	$407,772	$(104,221)	$(27,726)	$291,138
Net income				11,137			11,137
Other comprehensive income (loss)					(43,356)		(43,356)
(Purchase) sale of treasury stock, net							—
Cash dividends, declared				(3,936)			(3,936)
Share-based compensation expense, net			488				488
Balance September 30, 2022	7,425,760	$4,000	$11,801	$414,973	$(147,577)	$(27,726)	$255,471
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2023 and 2022
(In thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
	Shares Outstanding	Amount
Balance December 31, 2022	7,425,760	$4,000	$12,282	$424,391	$(139,495)	$(27,725)	$273,453
Cumulative effect adjustment due to the adoption of CECL, net of tax				(3,439)			(3,439)
Net income				17,614			17,614
Other comprehensive income (loss)					(6,664)		(6,664)
(Purchase) sale of treasury stock, net	2,950					141	141
Cash dividends, declared				(11,809)			(11,809)
Share-based compensation expense, net			1,536	(13)			1,523
Balance September 30, 2023	7,428,710	$4,000	$13,818	$426,744	$(146,159)	$(27,584)	$270,819

Balance December 31, 2021	7,423,760	$4,000	$10,374	$396,120	$6,955	$(27,822)	$389,627
Net income				30,660			30,660
Other comprehensive income (loss)					(154,532)		(154,532)
(Purchase) sale of treasury stock, net	2,000					96	96
Cash dividends, declared				(11,807)			(11,807)
Share-based compensation expense, net			1,427				1,427
Balance September 30, 2022	7,425,760	$4,000	$11,801	$414,973	$(147,577)	$(27,726)	$255,471
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net Income	$17,614	$30,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	2,050	2,259
Amortization of housing tax credits	4,194	4,610
Realized loss (gain) on sales of available-for-sale securities	112	(63)
Provision for (recapture of) credit losses	964	(7,564)
Income from company-owned life insurance	(1,720)	(1,634)
Deferred tax (benefit)	(2,101)	755
Loss on disposal of fixed assets	—	24
Accretion of securities	(1,210)	(1,099)
Amortization of securities	6,922	8,646
Share-based compensation expense	1,798	1,492
Repayment of operating lease liabilities	(2,393)	(1,700)
(Gain) on loans held-for-sale	(79)	(58)
Proceeds from sale of loans held-for-sale	7,243	9,526
Change in fair value of loans held-for-sale	6	23
Originations of loans held-for-sale	(10,181)	(2,300)
(Increase) in accrued interest receivable	(117)	(78)
Decrease in other assets	2,904	2,022
Increase in accrued interest payable and other liabilities	6,329	3,129
Net cash flows provided by operating activities	$32,335	$48,650

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	76,053	164,574
Proceeds from sale of securities available-for-sale, net	77,780	142,475
Purchases of securities available-for-sale, net	(23,321)	(355,542)
Sales of restricted stock	27,447	15,038
Purchases of restricted stock	(18,250)	(13,932)
Purchases of property and equipment, net of disposals	(6,394)	(21,965)
(Purchase of) company-owned life insurance	(6)	(6)
(Increase) in loans made to customers, net	(183,395)	(15,958)
Net cash flows (used in) investing activities	$(50,086)	$(85,316)

Cash Flows from Financing Activities
Net increase (decrease) in non-interest-bearing accounts	(107,307)	49,867
Net increase (decrease) in interest-bearing accounts	172,525	(5,624)
(Decrease) in other short-term borrowings	(44,100)	(32,000)
Repayment of finance lease liabilities	(130)	(113)
Cash dividends paid	(11,809)	(11,807)
Sale of treasury stock	141	96
Net cash flows provided by financing activities	$9,320	$419
Increase in cash and cash equivalents	(8,431)	(36,247)
Cash and cash equivalents
Beginning of period	50,295	77,363
End of period	$41,864	$41,116

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$25,454	$1,480
Interest paid on other borrowed funds	6,860	1,995
Interest paid on finance lease	58	48
Income taxes	445	550
Change in unrealized gains on available-for-sale securities	(10,422)	(193,580)
Lease liability arising from obtaining right-of-use assets	1,214	758
Transfers from portfolio loans to loans held-for-sale	—	19,594
Financing of sale from loan held-for-sale	—	9,000
See Notes to Consolidated Financial Statements.

Note 1— Nature of Business Activities and Significant Accounting Policies
Nature of operations
Burke & Herbert Financial Services Corp. (“Burke & Herbert”) was organized as a Virginia corporation on September 14, 2022, to serve as the holding company for Burke & Herbert Bank & Trust Company (“the Bank”), together referred to as the “Company”. The Company commenced operations as a bank holding company on October 1, 2022, following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. In September 2023, the Company elected to be a financial holding company. As a financial holding company, the Company is subject to regulation and supervision by the Federal Reserve. The Company has no material operations and owns 100% of the Bank. The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia BFI”).
The Bank’s primary market area includes northern Virginia, and it has 23 branches throughout the Northern Virginia region and commercial loan offices in Fredericksburg, Loudoun County, and Richmond, Virginia, and in Bethesda, Maryland. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.

Pending Merger with Summit Financial Group, Inc.

On August 24, 2023, the Company and Summit Financial Group, Inc. (“Summit”), entered into an Agreement and Plan of Reorganization and Plan of Merger pursuant to which Summit will merge with and into Burke & Herbert, with Burke & Herbert as the continuing corporation (the “merger”). Immediately following the merger, Summit Community Bank, Inc., a West Virginia banking corporation (“SCB”) and a wholly-owned direct subsidiary of Summit, will merge with and into Burke & Herbert Bank & Trust Company, a Virginia banking corporation and a wholly-owned direct subsidiary of Burke & Herbert, with the Bank as the continuing bank (the “bank merger,” and together with the merger, the “mergers”). In the merger, Summit shareholders will receive 0.5043 shares of Burke & Herbert common stock for each share of Summit common stock they own (the “exchange ratio”), subject to the payment of cash in lieu of fractional shares. In addition, each share of Summit series 2021 preferred stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive one share of a newly created series of Burke & Herbert preferred stock having rights, preferences, privileges and voting powers and limitations and restrictions thereof that are not materially less or more favorable to the holders of the Summit series 2021 preferred stock. Completion of the mergers is subject to receipt of the requisite approvals of the Company’s and Summit’s stockholders, receipt of all required regulatory approvals, and fulfillment of other customary closing conditions.

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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2022, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or on shareholders’ equity.
Adoption of new accounting standards
Derivatives and Hedging
On March 28, 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-02, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022. ASU 2022-01 requires a modified retrospective transition method for basis adjustments in which the entity will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company adopted this ASU on January 1, 2023; therefore, there was no impact to the consolidated financial statements.
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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
The Company elected not to measure an ACL for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on non-accrual status, which generally occurs when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.
Changes in the ACL are recorded as credit loss expense (or recapture). Losses are charged against the allowance when management believes the uncollectability of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no ACL related to the AFS security portfolio. Refer to Note 2 - Securities in Notes to the Consolidated Financial Statements.
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
The Company is using a remaining useful life or weighted average remaining maturity (“WARM”) methodology to estimate its current expected credit losses. For purposes of calculating reserves in collectively evaluated loans, the ACL calculation segments the Company’s loan portfolio using federal call codes to group loans which share similar risk characteristics. In order to generate reasonable and supportable forecasts of loss rates over a two-year period, the ACL calculation utilizes macroeconomic variable loss drivers, which may include aggregate macroeconomic indicators pertaining to such items as equity market conditions or interest rates, as well as other variables that are portfolio-specific, such as those that pertain to the commercial real estate or residential loan portfolios. A straight-line reversion technique is used for the following four quarters, and in following quarters, the ACL calculation reverts to historical average loss rates.

Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable, reversion and post-reversion period forecasts on collectively evaluated loans. As the reasonable and supportable and reversion period forecasts reflect the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative risk factors considered by management include the following:

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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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
Accrued Interest Receivable
The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the ACL and elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled $8.3 million on loans and totaled $7.6 million on AFS securities at September 30, 2023, and is included in accrued interest receivable on the Company’s Consolidated Balance Sheets.
Note 2— Securities
The carrying amount of AFS securities and their approximate fair values at September 30, 2023, and December 31, 2022, are summarized as follows (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,310	$—	$24,328	$172,982
Obligations of states and municipalities	536,885	7	107,413	429,479
Residential mortgage backed - agency	47,494	—	5,658	41,836
Residential mortgage backed - non-agency	307,763	4	25,659	282,108
Commercial mortgage backed - agency	36,874	20	1,355	35,539
Commercial mortgage backed - non-agency	181,844	—	8,500	173,344
Asset-backed	82,811	11	1,650	81,172
Other	9,500	—	1,565	7,935
Total	$1,400,481	$42	$176,128	$1,224,395

Note 2— Securities (continued)

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$198,154	$—	$23,161	$174,993
Obligations of states and municipalities	550,590	12	96,695	453,907
Residential mortgage backed - agency	57,883	14	4,836	53,061
Residential mortgage backed - non-agency	365,983	2	26,690	339,295
Commercial mortgage backed - agency	61,810	75	1,952	59,933
Commercial mortgage backed - non-agency	191,709	10	8,420	183,299
Asset-backed	101,791	49	3,214	98,626
Other	9,500	—	857	8,643
Total	$1,537,420	$162	$165,825	$1,371,757
At September 30, 2023, and December 31, 2022, AFS securities with amortized costs of $831.0 million and $637.1 million, respectively, and with estimated fair values of $709.3 million and $552.5 million, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.
The gross realized gains, realized losses, and proceeds from the sales of securities for the nine months ended September 30, 2023, and September 30, 2022, were as follows (in thousands):

	September 30, 2023	September 30, 2022
Gross realized gains	$772	$1,117
Gross realized losses	(884)	(1,054)
Proceeds from sales of securities	77,780	142,475
The tax benefit (provision) related to these net realized gains and losses for September 30, 2023, and September 30, 2022, was $23.5 thousand, and ($13.2) thousand, respectively.
The maturities of AFS securities at September 30, 2023, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

	September 30, 2023
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$29,802	$78,123	$89,385	$—	$197,310
Obligations of states and municipalities	370	15,989	234,600	285,926	536,885
Residential mortgage backed - agency	42	808	46,644	—	47,494
Residential mortgage backed - non-agency	72,280	137,888	95,182	2,413	307,763
Commercial mortgage backed - agency	165	19,531	17,178	—	36,874
Commercial mortgage backed - non-agency	13,613	163,088	5,143	—	181,844
Asset-backed	8,247	41,248	33,316	—	82,811
Other	—	—	9,500	—	9,500
Total	$124,519	$456,675	$530,948	$288,339	$1,400,481

Note 2— Securities (continued)

	September 30, 2023
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$29,203	$67,674	$76,105	$—	$172,982
Obligations of states and municipalities	370	14,290	195,558	219,261	429,479
Residential mortgage backed - agency	42	778	41,016	—	41,836
Residential mortgage backed - non-agency	69,814	129,486	80,461	2,347	282,108
Commercial mortgage backed - agency	165	18,990	16,384	—	35,539
Commercial mortgage backed - non-agency	13,220	156,187	3,937	—	173,344
Asset-backed	8,178	40,695	32,299	—	81,172
Other	—	—	7,935	—	7,935
Total	$120,992	$428,100	$453,695	$221,608	$1,224,395
At September 30, 2023, and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023, and December 31, 2022.
AFS securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	September 30, 2023
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$172,982	$24,328	$24,328
Obligations of states and municipalities	1,708	125	424,139	107,288	107,413
Residential mortgage backed - agency	37	1	41,798	5,657	5,658
Residential mortgage backed - non-agency	12,875	542	268,477	25,117	25,659
Commercial mortgage backed - agency	249	2	34,725	1,353	1,355
Commercial mortgage backed - non-agency	13,671	103	158,968	8,397	8,500
Asset-backed	13,080	47	58,198	1,603	1,650
Other	6,252	1,249	1,683	316	1,565
Total	$47,872	$2,069	$1,160,970	$174,059	$176,128

Note 2— Securities (continued)

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$28,399	$1,131	$146,594	$22,030	$23,161
Obligations of states and municipalities	128,373	12,378	320,287	84,317	96,695
Residential mortgage backed - agency	7,258	26	41,975	4,810	4,836
Residential mortgage backed - non-agency	204,866	11,822	134,056	14,868	26,690
Commercial mortgage backed - agency	23,026	562	34,847	1,390	1,952
Commercial mortgage backed - non-agency	144,193	6,171	23,374	2,249	8,420
Asset-backed	43,472	815	50,088	2,399	3,214
Other	6,877	623	1,766	234	857
Total	$586,464	$33,528	$752,987	$132,297	$165,825
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
This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the CECL standard, and declines due to non-credit factors are recorded in accumulated other comprehensive income (“AOCI”), net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in accumulated other comprehensive income, net of taxes, in the consolidated statements of financial condition. Prior to implementation of the CECL standard, unrealized losses caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment approach.
The Company did not record an ACL on the AFS securities at September 30, 2023. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 403 securities in an unrealized loss position as of September 30, 2023. The Company has evaluated AFS securities in an unrealized loss position for credit-related impairment at September 30, 2023, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at September 30, 2023.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At September 30, 2023, the unrealized losses associated with 12 U.S. Treasuries and Government Agency securities, 16 Residential Mortgage Backed – Agency securities, and 17 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided

Note 2— Securities (continued)
by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2023.
Securities of U.S. States and Municipalities
At September 30, 2023, the unrealized losses associated with 203 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These securities are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2023.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At September 30, 2023, the unrealized losses associated with 96 Residential Mortgage Backed – Non-Agency securities and 33 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2023.
Asset-Backed Securities
At September 30, 2023, the unrealized losses associated with 23 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2023.
Other Securities
At September 30, 2023, the unrealized losses associated with 3 securities were primarily driven by interest rates and not the credit quality of the securities. These investments were underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2023.
Restricted stock, at cost
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $7.2 million and $16.4 million at September 30, 2023, and December 31, 2022, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be impaired at September 30, 2023, and no impairment has been recognized. FHLB stock is included in a separate line item Restricted stock, at cost on the Consolidated Balance Sheets and is not part of the Company’s AFS securities portfolio. The Company’s Restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $50 thousand at both September 30, 2023, and December 31, 2022, which is carried at cost and is not impaired at September 30, 2023.
Note 3— Loans
The Company’s loan portfolio segments, as reported in the tables below, include (i) commercial real estate (ii) owner-occupied commercial real estate (iii) acquisition, construction & development (iv) commercial & industrial (v) single family residential (1-4 units) and (vi) consumer non-real estate and other. The risks associated with lending activities differ

Note 3— Loans (continued)

among the various loan segments and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions.
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
•Consumer non-real estate and other loans carry risk associated with the credit-worthiness of the borrower and the value of the collateral, if any.
Loan balances at September 30, 2023, and December 31, 2022, by portfolio segment were as follows (in thousands):

	September 30, 2023	December 31, 2022
Commercial real estate	$1,260,653	$1,109,315
Owner-occupied commercial real estate	123,496	127,114
Acquisition, construction & development	96,535	94,450
Commercial & industrial	61,571	53,514
Single family residential (1-4 units)	525,558	499,362
Consumer non-real estate and other	2,803	3,466
Loans, gross	2,070,616	1,887,221
Allowance for credit losses	(26,111)	(21,039)
Loans, net	$2,044,505	$1,866,182
Net deferred loan fees included in the above loan categories totaled $3.5 million and $3.3 million at September 30, 2023, and December 31, 2022, respectively. The Company holds $3.8 million and $7.9 million in Paycheck Protection Program loans, net of deferred fees and costs as of September 30, 2023, and December 31, 2022, respectively.
Note 4— Allowance for Credit Losses
On January 1, 2023, the Company adopted the CECL methodology as required under ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standards update refer to Note 1 - Nature of Business Activities and Significant Accounting Policies in these Notes to Consolidated Financial Statements. All information presented as of September 30, 2023, is in accordance with ASC 326. All other information presented prior to January 1, 2023, is in accordance with previous applicable GAAP.
The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the Consolidated Statement of Income. Management calculates the quantitative portion of collectively evaluated loans for all

Note 4— Allowance for Credit Losses (continued)
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

Note 4— Allowance for Credit Losses (continued)
The following tables presents the activity in the ACL, including the impact of the adoption of CECL, for the three months and nine months ended September 30, 2023, and the activity for the allowance for loan losses for the three months and nine months ended September 30, 2022 (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
Three months ended
September 30, 2023
Balance, beginning of period	$18,639	$719	$1,319	$612	$4,520	$110	$—	$25,919
Provision for (recapture of) credit losses	969	66	446	(95)	(1,135)	(51)	—	200
Charge-offs	—	—	—	—	—	(13)	—	(13)
Recoveries	4	—	—	—	1	—	—	5
Balance, end of period	$19,612	$785	$1,765	$517	$3,386	$46	$—	$26,111

September 30, 2022
Balance, beginning of period	$15,548	$724	$3,607	$214	$1,519	$19	$1,731	$23,362
Provision for (recapture of) loan losses	(1,782)	(111)	830	82	264	60	(1,731)	(2,388)
Charge-offs	—	—	—	—	—	(54)	—	(54)
Recoveries	27	—	—	—	2	4	—	33
Balance, end of period	$13,793	$613	$4,437	$296	$1,785	$29	$—	$20,953

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
Nine months ended
September 30, 2023
Beginning balance, prior to adoption of CECL	$15,477	$635	$2,082	$438	$2,379	$28	$—	$21,039
Impact of the adoption of CECL	2,686	(6)	(640)	237	1,661	187	—	4,125
Provision for (recapture of) credit losses	1,414	156	323	(129)	(661)	(70)	—	1,033
Charge-offs	—	—	—	(29)	—	(105)	—	(134)
Recoveries	35	—	—	—	7	6	—	48
Balance, end of period	$19,612	$785	$1,765	$517	$3,386	$46	$—	$26,111

September 30, 2022
Balance, beginning of period	$25,112	$611	$2,189	$165	$2,434	$18	$1,180	$31,709
Provision for (recapture of) loan losses	(8,071)	2	2,248	151	(815)	101	(1,180)	(7,564)
Charge-offs	(3,282)	—	—	(20)	—	(109)	—	(3,411)
Recoveries	34	—	—	—	166	19	—	219
Balance, end of period	$13,793	$613	$4,437	$296	$1,785	$29	$—	$20,953

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

Note 4— Allowance for Credit Losses (continued)
The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. The following table presents the aging of the recorded investment in past due loans as of September 30, 2023, and December 31, 2022, by portfolio segment (in thousands):

	September 30, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$—	$—	$6	$6	$1,260,647	$1,260,653	$—	$—
Owner-occupied commercial real estate	—	—	667	667	122,829	123,496	—	1,028
Acquisition, construction & development	—	—	—	—	96,535	96,535	—	—
Commercial & industrial	—	—	—	—	61,571	61,571	—	—
Single family residential (1-4 units)	—	39	59	98	525,460	525,558	—	1,828
Consumer non-real estate and other	3	3	—	6	2,797	2,803	—	—
Total	$3	$42	$732	$777	$2,069,839	$2,070,616	$—	$2,856

	December 31, 2022
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$—	$—	$—	$—	$1,109,315	$1,109,315	$—	$—
Owner-occupied commercial real estate	—	—	—	—	127,114	127,114	—	1,184
Acquisition, construction & development	—	—	—	—	94,450	94,450	—	—
Commercial & industrial	—	—	—	—	53,514	53,514	—	—
Single family residential (1-4 units)	1,403	154	546	2,103	497,259	499,362	—	4,313
Consumer non-real estate and other	—	4	—	4	3,462	3,466	—	—
Total	$1,403	$158	$546	$2,107	$1,885,114	$1,887,221	$—	$5,497
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of September 30, 2023 (in thousands):

	Term Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate
Pass	$156,332	$256,044	$166,943	$23,638	$70,916	$412,169	$34,974	$1,121,016
Special Mention	—	12,235	35,449	—	10,431	1,830	—	59,945
Substandard	—	15,480	12,847	—	1,716	49,649	—	79,692
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$156,332	$283,759	$215,239	$23,638	$83,063	$463,648	$34,974	$1,260,653

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied commercial real estate
Pass	$4,688	$29,017	$9,516	$14,340	$12,848	$43,182	$4,585	$118,176
Special Mention	—	—	—	—	—	331	—	331
Substandard	—	536	—	—	—	4,453	—	4,989
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$4,688	$29,553	$9,516	$14,340	$12,848	$47,966	$4,585	$123,496

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Acquisition, construction & development
Pass	$4,871	$27,645	$15,510	$—	$760	$23,951	$1,705	$74,442
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	22,093	—	22,093
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$4,871	$27,645	$15,510	$—	$760	$46,044	$1,705	$96,535

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$23,329	$16,379	$5,068	$466	$24	$1,467	$13,948	$60,681
Special Mention	—	—	890	—	—	—	—	890
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$23,329	$16,379	$5,958	$466	$24	$1,467	$13,948	$61,571

Year to date gross charge-offs	$—	$—	$—	$29	$—	$—	$—	$29

Single family residential (1-4 units)
Pass	$69,336	$123,047	$60,748	$32,408	$41,256	$142,985	$53,951	$523,731
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	291	246	—	1,290	—	1,827
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$69,336	$123,047	$61,039	$32,654	$41,256	$144,275	$53,951	$525,558

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Note 4— Allowance for Credit Losses (continued)

Consumer non-real estate and other
Pass	$425	$247	$145	$190	$411	$337	$1,048	$2,803
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$425	$247	$145	$190	$411	$337	$1,048	$2,803

Year to date gross charge-offs	$105	$—	$—	$—	$—	$—	$—	$105
The value of outstanding loans by credit quality indicators as of December 31, 2022 were as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial real estate	$1,011,025	$62,907	$35,383	$—	$—	$1,109,315
Owner-occupied commercial real estate	121,621	1,963	3,530	—	—	127,114
Acquisition, construction & development	68,220	836	25,394	—	—	94,450
Commercial & industrial	53,273	—	241	—	—	53,514
Single family residential (1-4 units)	494,994	55	4,313	—	—	499,362
Consumer non-real estate and other	3,466	—	—	—	—	3,466
Total	$1,752,599	$65,761	$68,861	$—	$—	$1,887,221
The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of September 30, 2023 (in thousands):

	Collateral-Dependent Loans
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
September 30, 2023
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	1,028	1,028	—
Acquisition, construction & development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Single family residential (1-4 units)	—	—	2,631	2,631	—
Consumer non-real estate and other	—	—	—	—	—
Total	$—	$—	$3,659	$3,659	$—
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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the three and nine months ended September 30, 2023, the Company did not extend any

Note 4— Allowance for Credit Losses (continued)
modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
The Company did not extend any modifications that were defined as TDRs during the year ended December 31, 2022.
Note 5— Deposits
The aggregate amount of time deposits, each with a minimum denomination of $250,000, was approximately $65.5 million and $32.6 million on September 30, 2023, and December 31, 2022, respectively. Brokered time deposits totaled $389.0 million and $100.3 million as of September 30, 2023, and December 31, 2022, respectively. Time deposits through the Certificate of Deposit Account Registry Service program totaled $21.8 million at September 30, 2023, compared to $11.7 million at December 31, 2022.
At September 30, 2023, the scheduled maturities of time deposits for the remaining three months ending December 31, 2023 and the following five years were as follows (in thousands):

As of September 30, 2023
Remaining three months ending, December 31, 2023	$59,683
2024	269,103
2025	135,389
2026	83,185
2027	49,432
2028	78,046
Total	$674,838
At September 30, 2023, and December 31, 2022, amounts included in time deposits for individual retirement accounts totaled $30.9 million and $36.9 million, respectively.
Overdrafts of $197 thousand and $503 thousand were reclassified to loans as of September 30, 2023, and the year ended December 31, 2022, respectively.
Note 6— Advances and Other Borrowings
The Company had borrowings of $299.0 million and $343.1 million at September 30, 2023, and December 31, 2022, respectively. At September 30, 2023, the interest rate on this debt ranged from 4.38% to 5.57%. At December 31, 2022, the interest rate on this debt ranged from 4.13% to 4.57%. The average balance outstanding during the nine months ending September 30, 2023, and the year ending December 31, 2022, was $302.1 million and $269.5 million, respectively. The Company’s short-term borrowings from time to time may consist of advances from the FHLB of Atlanta, unsecured lines from Correspondent Banks, and secured lines from the Federal Reserve Discount Window.
The Company has available lines of credit with the FHLB of Atlanta and unsecured federal funds lines of credit from correspondent banking relationships. Through these sources, the Company has unused capacity of $883.5 million in remaining borrowing capacity as of September 30, 2023. The advances on credit lines are secured by both securities and loans. The lendable collateral value of securities and loans pledged against available lines of credit as of September 30, 2023, and December 31, 2022, was $778.0 million and $698.1 million, respectively. As of September 30, 2023, all of the Company’s borrowings will mature within one calendar year.
The contractual maturities of these borrowings as of September 30, 2023, are as follows (in thousands):

Due in 2023	$49,000
Due in 2024	250,000
Total	$299,000

Note 7— Leased Property
Lessor Arrangements
The Company enters into operating leases with customers to lease vacant space in certain owned premises that is not being used by the Company. These operating leases are typically payable in monthly installments with terms ranging from around two years to around twelve years and may contain renewal options.
The components of lease income, which was included in non-interest expense on the Consolidated Statements of Income, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease income	$576	$233	$1,726	$319
Total lease income	$576	$233	$1,726	$319
The remaining maturities of operating lease receivables as of September 30, 2023, are as follows (in thousands):

Operating Leases
Remaining three months ending December 31, 2023	$575
2024	2,302
2025	2,265
2026	1,657
2027	1,356
Thereafter	3,783
Total lease receivables	$11,938
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

Note 7— Leased Property (continued)
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	September 30, 2023	December 31, 2022
Right-of-use assets:
Operating leases	Other assets	$4,846	$7,255
Finance leases	Other assets	3,661	2,620
Total right-of-use assets		$8,507	$9,875
Lease liabilities:
Operating leases	Other liabilities	$5,075	$7,592
Finance leases	Other liabilities	3,829	2,745
Total lease liabilities		$8,904	$10,337
The components of total lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost
Right-of-use asset amortization	$71	$51	$173	$153
Interest expense	28	16	58	48
Operating lease cost	770	638	2,437	1,833
Total lease cost	$869	$705	$2,668	$2,034
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of September 30, 2023, are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining three months ending December 31, 2023	$785	$81
2024	2,305	327
2025	849	334
2026	415	341
2027	366	347
Thereafter	626	3,347
Total undiscounted lease payments	5,346	4,777
Less: discount	(271)	(948)
Net lease liabilities	$5,075	$3,829

Note 7— Leased Property (continued)
The following table presents additional information about the Company’s leases as of September 30, 2023, and December 31, 2022.

Supplemental lease information (dollars in thousands)	September 30, 2023	December 31, 2022
Finance lease weighted average remaining lease term (years)	12.87	12.76
Finance lease weighted average discount rate	2.93%	2.22%
Operating lease weighted average remaining lease term (years)	3.12	3.26
Operating lease weighted average discount rate	3.02%	3.19%

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	2023	2022
Operating cash flows from operating leases	$2,545	$1,871
Operating cash flows from finance leases	58	48
Financing cash flows from finance leases	130	113
Right-of-use assets obtained in exchange for new finance lease liabilities	1,214	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	502
Note 8— Regulatory Capital Matters
Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (“Basel III rules”), an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of September 30, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2023, and December 31, 2022, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action”.
The following table presents the actual and required capital amounts and ratios for the Company and the Bank at September 30, 2023, and December 31, 2022 (in thousands except for ratios).

Note 8— Regulatory Capital Matters (continued)

	Actual		Minimum Required for Capital Adequacy Purposes (includes applicable Capital Conservation Buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Total Capital to risk weighted assets
Consolidated	$443,293	17.48%	$266,306	≥ 10.5%	$253,625	≥ 10.0%
Burke & Herbert Bank & Trust	441,597	17.39	266,587	≥ 10.5	253,893	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	416,977	16.44	215,581	≥ 8.5	202,900	≥ 8.0
Burke & Herbert Bank & Trust	415,281	16.36	215,809	≥ 8.5	203,114	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	416,977	16.44	177,537	≥ 7.0	164,856	≥ 6.5
Burke & Herbert Bank & Trust	415,281	16.36	177,725	≥ 7.0	165,030	≥ 6.5
Tier 1 (Core) Capital to average assets
Consolidated	416,977	11.32	147,333	≥ 4.0	184,166	≥ 5.0
Burke & Herbert Bank & Trust	415,281	11.27	147,417	≥ 4.0	184,271	≥ 5.0

As of December 31, 2022
Total Capital to risk weighted assets
Consolidated	$433,958	18.88%	$241,325	≥ 10.5%	$229,834	≥ 10.0%
Burke & Herbert Bank & Trust	432,290	18.81	241,368	≥ 10.5	229,874	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	412,946	17.97	195,358	≥ 8.5	186,867	≥ 8.0
Burke & Herbert Bank & Trust	411,251	17.89	195,393	≥ 8.5	183,900	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	412,946	17.97	160,883	≥ 7.0	149,392	≥ 6.5
Burke & Herbert Bank & Trust	411,251	17.89	160,912	≥ 7.0	149,418	≥ 6.5
Tier 1 (Core) Capital to average assets
Consolidated	412,946	11.34	145,605	≥ 4.0	182,007	≥ 5.0
Burke & Herbert Bank & Trust	411,251	11.30	145,605	≥ 4.0	182,007	≥ 5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2023, approximately $175.0 million of retained earnings was available for dividend declaration without regulatory approval.
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

Note 9— Derivatives (continued)
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate asset. During the next 12 months, the Company estimates that an additional $1.1 million will be reclassified as a reduction to interest income.

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
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30, 2023
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other liabilities	$50,000	$1,446

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$72,836	$2,732
Interest rate swaps related to customer loans	Other liabilities	72,836	2,732

	December 31, 2022
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other liabilities	$50,000	$2,254

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$34,674	$1,311
Interest rate swaps related to customer loans	Other liabilities	34,674	1,311
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended September 30, 2023, and September 30, 2022, as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	September 30, 2023			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2023
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(48)	$(48)	$—	Interest Income	$(473)	$(473)	$—
Total	$(48)	$(48)	$—		$(473)	$(473)	$—

Note 9— Derivatives (continued)

Derivatives in Cash Flow Hedging Relationships	September 30, 2022			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2022
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(828)	$(828)	$—	Interest Income	$(74)	$(74)	$—
Total	$(828)	$(828)	$—		$(74)	$(74)	$—
The table below presents the effect of cash flow hedge accounting on AOCI for the nine months ended September 30, 2023, and September 30, 2022, as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	September 30, 2023			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2023
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(337)	$(337)	$—	Interest Income	$(1,259)	$(1,259)	$—
Total	$(337)	$(337)	$—		$(1,259)	$(1,259)	$—

Derivatives in Cash Flow Hedging Relationships	September 30, 2022			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2022
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(1,924)	$(1,924)	$—	Interest Income	$108	$108	$—
Total	$(1,924)	$(1,924)	$—		$108	$108	$—

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2023, and September 30, 2022.

Note 9— Derivatives (continued)

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended
	September 30, 2023		September 30, 2022
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$(433)	$—	$(74)	$—
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items(1)	40	—	—	—
Derivatives designated as hedging instruments	—	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	(473)	—	(74)	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	(473)	—	(74)	—
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine months ended
	September 30, 2023		September 30, 2022
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$(1,549)	$—	$108	$—
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items(1)	(1,066)	—	—	—
Derivatives designated as hedging instruments	776	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	(1,259)	—	108	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	(1,259)	—	108	—
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—
(1) The Company voluntary discontinued a fair value hedging relationship and these amounts include the gain or (loss) and the hedging adjustment on a voluntary discontinued hedging relationship. The Company has allocated the basis adjustment to the remaining individual assets in the closed portfolio and will amortize the basis adjustment over a period consistent with amortization of other discounts or premiums on the assets.

Note 9— Derivatives (continued)
Credit-risk-related Contingent Features
As of September 30, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $1.4 million. As of September 30, 2023, the Company has posted the full amount of collateral related to these agreements.

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
A summary of the contractual amounts of the Company’s financial instruments outstanding at September 30, 2023, and December 31, 2022, is as follows (in thousands):

	September 30, 2023	December 31, 2022
Commitments to extend credit	$269,097	$291,265
Commercial letters of credit	10,443	8,539
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
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a provision for credit losses on unfunded commitments of $35.0 thousand for the three months ended September 30, 2023, and a recapture of credit losses on unfunded commitments of $69.8 thousand for the nine months ended September 30, 2023. The ACL on off-balance-sheet credit totaled $205.0 thousand at September 30, 2023, and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
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

Note 11— Fair Value Measurements (continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$172,982	$—	$—	$172,982
Obligations of states and municipalities	—	429,479	—	429,479
Residential mortgage backed - agency	—	41,836	—	41,836
Residential mortgage backed - non-agency	—	282,108	—	282,108
Commercial mortgage backed - agency	—	35,539	—	35,539
Commercial mortgage backed - non-agency	—	173,344	—	173,344
Asset-backed	—	81,172	—	81,172
Other	—	7,935	—	7,935
Total investment securities available-for-sale	$172,982	$1,051,413	$—	$1,224,395

Loans held-for-sale, at fair value	$—	$3,011	$—	$3,011

Derivatives	$—	$2,732	$—	$2,732

Financial liabilities
Derivatives	$—	$4,178	$—	$4,178

	Fair Value Measurements at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$174,993	$—	$—	$174,993
Obligations of states and municipalities	—	453,907	—	453,907
Residential mortgage backed - agency	—	53,061	—	53,061
Residential mortgage backed - non-agency	—	339,295	—	339,295
Commercial mortgage backed - agency	—	59,933	—	59,933
Commercial mortgage backed - non-agency	—	183,299	—	183,299
Asset-backed	—	98,626	—	98,626
Other	—	8,643	—	8,643
Total investment securities available-for-sale	$174,993	$1,196,764	$—	$1,371,757

Loans held-for-sale, at fair value	$—	$—	$—	$—

Derivatives	$—	$1,311	$—	$1,311

Financial liabilities
Derivatives	$—	$3,565	$—	$3,565
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
Assets that were measured at fair value on a non-recurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at September 30, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Individually evaluated loans:
Commercial real estate	$—	$—	$301	$301
Owner-occupied commercial real estate	—	—	1,337	1,337
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Single family residential	—	—	1,838	1,838
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	—	—

Note 11— Fair Value Measurements (continued)

	Fair Value Measurements at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Individually evaluated loans:
Commercial real estate	$—	$—	$290	$290
Owner-occupied commercial real estate	—	—	1,295	1,295
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Single family residential	—	—	911	911
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	—	—
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at September 30, 2023, and December 31, 2022 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
September 30, 2023
Impaired loans	$3,476	Discounted cash flow analysis	Market rate for borrower	3.6% - 8.5%	5.3%

December 31, 2022
Impaired loans	$2,496	Discounted cash flow analysis	Market rate for borrower	4.5% - 6.0%	5.2%
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at September 30, 2023, and December 31, 2022, were as follows (in thousands):

		Fair Value Measurements at September 30, 2023 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$9,063	$9,063	$—	$—	$9,063
Interest-earning deposits with banks	32,801	32,801	—	—	32,801
Loans, net	2,044,505	—	—	1,882,989	1,882,989
Accrued interest	15,597	—	15,597	—	15,597

Financial Liabilities
Non-interest-bearing	$853,385	$—	$853,385	$—	$853,385
Interest-bearing	2,132,233	—	2,132,233	—	2,132,233
Other borrowed funds	299,000	—	298,133	—	298,133
Accrued interest	6,348	—	6,348	—	6,348

Note 11— Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$9,124	$9,124	$—	$—	$9,124
Interest-bearing deposits with banks	41,171	41,171	—	—	41,171
Loans, net	1,866,182	—	—	1,768,903	1,768,903
Accrued interest	15,481	—	15,481	—	15,481

Financial Liabilities
Non-interest-bearing	$960,692	$—	$960,692	$—	$960,692
Interest-bearing	1,959,708	—	1,951,227	—	1,951,227
Other borrowed funds	343,100	—	342,904	—	342,904
Accrued interest	1,452	—	1,452	—	1,452
Note 12— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2023, and September 30, 2022 (in thousands):

	Three months ended September 30, 2023
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(1,196)	$(117,950)	$(7,031)	$(126,177)
Net unrealized gains (losses)	(38)	(20,285)	—	(20,323)
Less: net realized (gains) losses reclassified to earnings	373	(32)	—	341
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(861)	$(138,267)	$(7,031)	$(146,159)

	Three months ended September 30, 2022
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(1,009)	$(97,192)	$(6,020)	$(104,221)
Net unrealized gains (losses)	(654)	(42,793)	—	(43,447)
Less: net realized (gains) losses reclassified to earnings	58	33	—	91
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,605)	$(139,952)	$(6,020)	$(147,577)

Note 12— Accumulated Other Comprehensive Income (Loss) (continued)

	Nine months ended September 30, 2023
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(1,589)	$(130,875)	$(7,031)	$(139,495)
Net unrealized gains (losses)	(267)	(8,322)	—	(8,589)
Less: net realized (gains) losses reclassified to earnings	995	930	—	1,925
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(861)	$(138,267)	$(7,031)	$(146,159)

	Nine months ended September 30, 2022
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$—	$12,975	$(6,020)	$6,955
Net unrealized gains (losses)	(1,519)	(152,878)	—	(154,397)
Less: net realized (gains) losses reclassified to earnings	(86)	(49)	—	(135)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,605)	$(139,952)	$(6,020)	$(147,577)
The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023, and September 30, 2022 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income				Affected Line Item in the Statements of Income
	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash flow hedges:
Interest rate contracts	$(472)	$(73)	$(1,259)	$109	Interest income
Tax effect	99	15	264	(23)	Income tax expense (benefit)
Net of tax	$(373)	$(58)	$(995)	$86

Available-for-sale securities:
Realized gains (losses) on securities	$—	$(42)	$(111)	$62	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	40	—	(1,066)	—	Interest income
Tax effect	(8)	9	247	(13)	Income tax expense (benefit)
Net of tax	$32	$(33)	$(930)	$49

Total reclassifications, net of tax	$(341)	$(91)	$(1,925)	$135	Net income

Note 13— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for the three and nine months ended September 30, 2023, and September 30, 2022, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
FDIC assessment	$463	$294	$1,496	$974
Historic tax credit amortization	632	632	1,895	1,895
IT related	532	562	1,489	1,478
Consultant fees	1,322	216	2,300	726
Network expense	474	456	1,386	1,268
Directors' fees	556	453	1,400	1,490
Audit expense	167	244	687	511
Legal expense	920	(3)	1,553	584
Virginia franchise tax	671	637	1,931	1,837
Marketing expense	116	230	454	864
Other	1,564	1,435	4,451	4,059
Total	$7,417	$5,156	$19,042	$15,686
The Company incurred merger-related expenses of $1.7 million for the nine months ended September 30, 2023 including $1.6 million which were incurred during the three months ended September 30, 2023. These expenses are included in the consultant fees and legal expense line items detailed in other operating expenses.
Note 14— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards subject to approval. Total compensation cost that has been charged against income for the share-based awards granted was $610.1 thousand and $492.7 thousand for the three months ended September 30, 2023, and September 30, 2022, respectively. The total income tax benefit was $128.1 thousand and $103.5 thousand for the three months ended September 30, 2023, and September 30, 2022, respectively.
Total compensation cost that has been charged against income for the share-based awards granted was $1.8 million and $1.5 million for the nine months ended September 30, 2023, and September 30, 2022, respectively. The total income tax benefit was $377.6 thousand and $313.3 thousand for the nine months ended September 30, 2023, and September 30, 2022, respectively.
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
Under the 2019 SIP, the Company has issued restricted stock unit (“RSU”) awards that are both time-based and performance-based. Each RSU award will indicate the number of shares, the conditions (e.g., service, performance, and/or a combination), and the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the award at grant date. A total of 24,705 and 13,160 shares were issued during the nine months ended September 30, 2023, and September 30, 2022, respectively.
For time-based RSUs, the fair value was determined by using the closing stock price on the date prior to the grant date. These RSUs vest over three to five years.

Note 14— Share-Based Compensation (continued)
The Board, from time to time, approves performance-based RSU awards that may be earned between a three to five year performance period. Whether units are earned at the end of the performance period will be determined based on the achievement of a market capitalization target over the performance period. If the condition is not achieved, the grant recipient will receive 50% of the units upon fulfilling the required service time. If the performance condition is achieved, the grant recipient will receive 100% of the units granted. The market capitalization target will be determined by the Board.

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

The following is a summary of the Company’s RSU awards:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2022	122,440	$48.00
Granted	24,705	67.81
Vested	(4,560)	54.07
Forfeited	—	—
Non-vested at September 30, 2023	142,585	$51.24
As of September 30, 2023, there was $3.5 million of total unrecognized compensation costs related to non-vested shares granted under the 2019 SIP. The cost is expected to be recognized over a weighted average period of 1.63 years.
2023 Stock Incentive Plan
In 2023, a new stock incentive plan (“2023 SIP”) was approved by the Board of directors and shareholders. Upon the plan’s shareholder approval date of March 30, 2023, no further share-based awards will be issued under the 2019 SIP. The plan provides for the issuance of share-based awards to directors and employees of the Company. The 2023 SIP authorized the issuance of 250,000 shares, subject to an annual increase in available shares. As of September 30, 2023, no share-based awards have been issued under the 2023 SIP.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (in thousands)	$4,056	$11,137	$17,614	$30,660

Weighted average number of shares	7,428,710	7,425,760	7,427,817	7,424,862
Options effect of dilutive shares	70,568	41,933	78,692	33,707
Weighted average dilutive shares	7,499,278	7,467,693	7,506,509	7,458,569

Basic EPS	$0.55	$1.50	$2.37	$4.13
Diluted EPS	0.55	1.49	2.35	4.11

Note 15— Earnings Per Share (continued)
Stock awards equivalent to 1,368 and zero shares of Common Stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2023, and September 30, 2022, respectively, because they were antidilutive. Stock awards equivalent to zero and zero shares of Common Stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2023, and September 30, 2022, respectively, because they were antidilutive.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations of the Company should be read in conjunction with the preceding consolidated financial statements and notes presented in Item 1. Financial Statements of this Form 10-Q, as well as with the audited consolidated financial statements and notes for the year ended December 31, 2022, included in our Registration Statement on Form 10 filed with the SEC on February 28, 2023, as amended on April 4, 2023, April 20, 2023, and April 21, 2023, and as declared as effective by the SEC on April 21, 2023 (the “Registration Statement”). Historical results of operations and the percentage relationships among any amounts included and any trends that may appear may not indicate trends in operations or results of operations for any future periods. We are a financial holding company, and we conduct all of our material business operations through the Bank. As a result, the discussion and analysis below primarily relate to activities conducted at the Bank.
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
By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections, and other forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates, and intentions expressed in such forward-looking statements. Important risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company, as applicable, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking information and statements include, but are not limited to, the risks described in Item 1A, under the caption “Risk Factors” in our Registration Statement, and in Part II, Item 1A. Risk Factors in this Form 10-Q.

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
Overview
Burke & Herbert Financial Services Corp. was organized as a Virginia corporation on September 14, 2022, to serve as the holding company for the Bank. The Company commenced operations as a bank holding company on October 1, 2022, following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. In September 2023, the Company elected to become a financial holding company. As a financial holding company, the Company is subject to regulation and supervision by the Federal Reserve. The Company has no material operations and owns 100% of the Bank. The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank is supervised and regulated by the FDIC and the Virginia BFI.
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
As of September 30, 2023, we had total consolidated assets of $3.6 billion, gross loans of $2.1 billion, total deposits of $3.0 billion, and total shareholders’ equity of $270.8 million. As of September 30, 2023, we had 404 full-time employees. None of our employees are covered by a collective bargaining agreement.
Pending Merger with Summit Financial Group, Inc.
On August 24, 2023, the Company and Summit Financial Group, Inc. (“Summit”), entered into an Agreement and Plan of Reorganization and Plan of Merger pursuant to which Summit will merge with and into Burke & Herbert, with Burke & Herbert as the continuing corporation (the “merger”). Immediately following the merger, Summit Community Bank, Inc., a West Virginia banking corporation (“SCB”) and a wholly-owned direct subsidiary of Summit, will merge with and into Burke & Herbert Bank & Trust Company, a Virginia banking corporation and a wholly-owned direct subsidiary of Burke & Herbert, with the Bank as the continuing bank (the “bank merger,” and together with the merger, the “mergers”). In the merger, Summit shareholders will receive 0.5043 shares of Burke & Herbert common stock for each share of Summit common stock they own (the “exchange ratio”), subject to the payment of cash in lieu of fractional shares. In addition, each share of Summit series 2021 preferred stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive one share of a newly created series of Burke & Herbert preferred stock having rights, preferences, privileges and voting powers and limitations and restrictions thereof that are not materially less or more favorable to the holders of the Summit series 2021 preferred stock. Completion of the mergers is subject to receipt of the requisite approvals of the Company’s and Summit’s stockholders, receipt of all required regulatory approvals, and fulfillment of other customary closing conditions.

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

In addition to the Company’s financial performance and condition, liquidity may be impacted by the Company’s structure as a financial holding company that is a separate legal entity from the Bank. The Company requires cash for various operating needs that could include payment of dividends to its shareholders, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Company is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Any future dividends must be set forth in the Company’s capital plans before any dividends can be paid.
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
In July 2013, the Federal Reserve published the final rules that established a new comprehensive capital framework for banking organizations, commonly referred to as Basel III. These final rules substantially revised the risk-based capital requirements applicable to financial holding companies and depository institutions. The final rule became effective January 1, 2015, for smaller, non-complex banking organizations with full implementation by January 1, 2019.
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
As of September 30, 2023, and December 31, 2022, the Bank complied with all regulatory capital standards and qualifies as “well capitalized”. Note 8 - Regulatory Capital Matters in Notes to Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
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
Our financial performance is also substantially affected by a number of external factors outside of our control, including the following:
•Economic conditions, including the length and extent of the economic impacts of a pandemic, and the actions taken to mitigate and manage it,
•The effect of climate change on our business and performance, including indirectly through impacts on our customers,
•The actions by the Federal Reserve, U.S. Treasury, and other government agencies, including those that impact money supply and market interest rates and inflation,

•The level of, and direction, timing, and magnitude of movement in interest rates and the shape of the interest rate yield curve,
•The functioning and other performance of, and availability of liquidity in U.S. and global financial markets, including capital markets,
•The impact of tariffs and other trade policies of the U.S. and its global trading partners,
•Changes in the competitive landscape,
•Impacts of changes in federal, state, and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending, and social programs,
•The impact of market credit spreads on asset valuations,
•The ability of customers, counterparties, and issuers to perform in accordance with contractual terms, and the resulting impact on our asset quality,
•Loan demand, utilization of credit commitments, and standby letters of credit,
•The impact on customers and changes in customer behavior due to changing business and economic conditions or regulatory or legislative initiatives,
•The possibility that the Summit merger will not close when expected or at all because required shareholder, regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, and
•Our ability to eventually and successfully integrate into our operations Summit’s assets, liabilities or systems we acquired, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto.
The impact of these items, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. For additional information on the risks we face, see Part II, Item 1A. - Risk Factors.

Selected Financial Data
The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of September 30, 2023, and September 30, 2022, and the selected income statement data for the three months and nine months ended September 30, 2023, and September 30, 2022, have been derived from our consolidated financial statements included elsewhere in this Form 10-Q and should be read in conjunction with the other information contained in this Form 10-Q.

	As of the Three Months Ended September 30,		As of the Nine Months Ended September 30,
(In thousands, except ratios, share and per share data)	2023	2022	2023	2022
Selected Financial Condition Data:
Total assets	$3,585,188	$3,501,145	$3,585,188	$3,501,145
Total cash and cash equivalents	41,864	41,116	41,864	41,116
Total investment securities, at fair value	1,224,395	1,453,104	1,224,395	1,453,104
Net loans	2,044,505	1,730,874	2,044,505	1,730,874
Company-owned life insurance	94,213	92,703	94,213	92,703
Premises and equipment, net	57,514	56,558	57,514	56,558
Total deposits	2,985,618	2,977,660	2,985,618	2,977,660
Advances and other borrowings	299,000	243,000	299,000	243,000
Total shareholders’ equity	270,819	255,471	270,819	255,471

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2023	2022	2023	2022
Selected Operating Data:
Interest income	$37,272	$29,265	$108,716	$80,059
Interest expense	14,383	2,585	37,261	4,277
Net interest income	22,889	26,680	71,455	75,782
Provision for (recapture of) credit losses	235	(2,388)	964	(7,564)
Total non-interest income	4,289	4,261	13,128	12,872
Total non-interest expenses	22,423	19,952	64,136	59,485
Income before income taxes	4,520	13,377	19,483	36,733
Income tax expense	464	2,240	1,869	6,073
Net income	4,056	11,137	17,614	30,660

Per Share Data:
Average shares of Common Stock outstanding, basic	7,428,710	7,425,760	7,427,817	7,424,862
Average shares of Common Stock outstanding, diluted	7,499,278	7,467,693	7,506,509	7,458,569
Total shares of Common Stock outstanding	7,428,710	7,425,760	7,428,710	7,425,760
Basic net income per share	$0.55	$1.50	$2.37	$4.13
Diluted net income per share	0.55	1.49	2.35	4.11
Dividends declared per share	0.53	0.53	1.59	1.59
Dividend payout ratio (1)	96.36%	35.57%	67.66%	38.69%
Book value (at period end)	$36.46	$34.40	$36.46	$34.40

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2023	2022	2023	2022
Performance Ratios:
Return on average assets	0.45%	1.23%	0.65%	1.15%
Return on average equity	5.60	14.99	8.22	12.59
Interest rate spread (2)	2.10	3.11	2.30	3.02
Net interest margin (3)	2.76	3.25	2.90	3.10
Efficiency ratio (4)	82.50	64.48	75.83	67.10

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets (5)	16.44%	18.23%	16.44%	18.23%
Total risk-based capital to risk-weighted assets (5)	17.48	19.18	17.48	19.18
Tier 1 capital to risk-weighted assets (5)	16.44	18.23	16.44	18.23
Tier 1 capital to average assets (5)	11.32	11.03	11.32	11.03
Average equity to average assets (5)	8.02	8.23	7.96	9.10

Asset Quality Ratios:
Allowance coverage ratio	1.26%	1.20%	1.26%	1.20%
Allowance for credit losses as a percentage of non-performing loans	914.25	374.29	914.25	374.29
Net charge-offs to average outstanding loans during the period	0.00	0.00	0.00	0.18
Non-performing loans as a percentage of total loans	0.14	0.32	0.14	0.32
Non-performing assets as a percentage of total assets	0.08	0.16	0.08	0.16

Other Data:
Number of full-service branches	23	24	23	24
Number of full-time equivalent employees	404	399	404	399
(1) The dividend payout ratio represents per share dividends declared divided by diluted earnings per share.
(2) The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3) The net interest margin represents fully taxable-equivalent net interest income as a percent of average interest-earning assets for the period.
(4) The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income.
(5) The 2023 capital ratios are for Burke & Herbert Financial Services Corp. and the 2022 capital ratios are for Burke & Herbert Bank & Trust Company.
Results of Operations
Results of Operations for the Nine Months Ended September 30, 2023, and 2022
General
Consolidated net income for the nine months ended September 30, 2023, was $17.6 million compared to $30.7 million for the nine months ended September 30, 2022. The $13.0 million, or 42.6%, decrease in net income was primarily the result of a large recapture of provision expense in the first half of 2022 along with a decrease in net interest income and an increase in non-interest expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Net interest income decreased by $4.3 million to $71.5 million for the nine months ended September 30, 2023, compared to $75.8 million for the nine months ended September 30, 2022. The main driver for this decrease was higher deposit and borrowing interest expense, partially offset by higher interest income from growth in loans in addition to increases in interest rates on loans and securities.
For the nine months ended September 30, 2023, the Company recorded credit provision expense of $1.0 million compared to a recapture of provision of $7.6 million for the nine months ended September 30, 2022. For the nine months ended

September 30, 2022, the Company was able to recapture a provision related to the initial uncertainty of the COVID-19 pandemic and the sale of a non-performing loan note. This non-performing loan had a specific reserve prior to the sale of the note. For the current period, the adoption of CECL (which requires the Company to estimate provision of credit losses using an expected life-time loss approach versus an incurred model), along with increased loan portfolio balances resulted in a higher credit expense for the nine months ended September 30, 2023, compared to the nine months ended, September 30, 2022.
Non-interest income increased by $0.3 million, or 2.0%, to $13.1 million for the nine months ended September 30, 2023, as compared to $12.9 million for the nine months ended September 30, 2022. The increase in non-interest income was primarily due to increases in other non-interest income, including dividend income from FHLB stock that increased by $236 thousand and income from loan swap fees of $414 thousand, which were partially offset by a decrease in other non-interest income items of $301 thousand and a decrease in service charges and fees of $171 thousand for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
Non-interest expense increased by $4.7 million, or 7.8%, to $64.1 million for the nine months ended September 30, 2023, as compared to $59.5 million for the nine months ended September 30, 2022. The increase was primarily due to higher employee benefit costs and higher legal, consulting, and audit fees related to the filing of our initial Registration Statement, and merger-related filings. For the nine months ended September 30, 2023, the Company incurred $1.7 million of legal, consulting and audit fees related to the announced merger with Summit Financial Group, Inc.
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
Net interest income totaled $71.5 million for the nine months ended September 30, 2023, compared to $75.8 million for the nine months ended September 30, 2022. The decrease in net interest income was primarily driven by higher interest rates and slightly higher average balances on interest-bearing liabilities, mostly offset by higher interest rates on interest-earning assets. A significant increase in cost of funds for both interest-bearing deposits and borrowed funds was the primary driver of the substantial increase in interest expense. Interest income from loans and securities increased substantially as well for the nine months ended September 30, 2023, driven primarily by higher interest rates and an increase in the volume of loans. However, this increase in interest income did not completely offset the increase in interest expense, which has increased due to the increased pace of rate hikes from the Federal Reserve resulting in higher deposit rates to retain depositors and increased the cost of borrowings from the FHLB and the Federal Reserve.
The tax-adjusted net interest margin was 2.90% for the nine months ended September 30, 2023, compared to 3.10% for the nine months ended September 30, 2022. The decrease in tax-adjusted net interest margin was primarily driven by the increase in market rates that increased the cost of deposits and other borrowings in excess of the increase in interest income from interest-earning assets.
The yield for the loan portfolio was 5.01% for the nine months ended September 30, 2023, compared to 3.99% for the nine months ended September 30, 2022. The increase was primarily the result of loan production with higher interest rates in a rising rate environment.
The tax-adjusted yield on the total investment securities portfolio was 3.42% for the nine months ended September 30, 2023, compared to 2.53% for the nine months ended September 30, 2022. The increase was primarily due to higher market interest rates that increased the effective rate earned on investment securities and reduced the fair value of these investment securities.
The rate paid on interest-bearing deposits increased to 1.70% during the nine months ended September 30, 2023, from 0.12% during the nine months ended September 30, 2022. The increase was a result of market and economic conditions, which led to an increase in our paid rates for selected parts of our deposit portfolio. Increases in deposit rates rose at a faster pace due to the increases in the Federal Funds Rate that occurred in the second half of 2022. Continuing rate increases by the Federal Reserve and in the market rates may negatively impact our cost of funds rate.
The rate paid on our borrowings for the nine months ended September 30, 2023, was 4.67%, compared to 1.27% for the corresponding period in 2022. The increase was due to the increase in short-term borrowing costs, driven by increases in the Federal Funds Rate during the year. Further increases in the Federal Funds Rate may continue to increase our overall borrowing costs.
The following table sets forth the major components of net interest income and the related yields and rates for the nine months ended September 30, 2023, and September 30, 2022, for comparison (dollars in thousands).

	For the Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid

Assets:
Loans, gross (1)(2)	$1,985,898	$74,485	5.01%	$1,758,267	$52,486	3.99%
Interest-earning deposits and fed funds sold	55,870	1,858	4.45	48,232	248	0.69
Taxable securities	1,040,695	28,130	3.61	1,163,840	20,100	2.31
Tax-exempt securities (3)	267,135	5,371	2.69	381,216	9,146	3.21
Total securities	1,307,830	33,501	3.42	1,545,056	29,246	2.53
Total interest-earning assets	3,349,598	109,844	4.38	3,351,555	81,980	3.27
Non-interest-earning assets	248,292			224,770
Total assets	$3,597,890			$3,576,325

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$887,711			$965,859
Interest-bearing demand	554,724	1,520	0.37%	583,080	106	0.02%
Savings	983,046	11,242	1.53	1,127,900	657	0.08
Time	559,453	13,946	3.33	285,577	960	0.45
Total interest-bearing deposits	2,097,223	26,708	1.70	1,996,557	1,723	0.12
Total deposits	2,984,934	26,708	1.20	2,962,416	1,723	0.08
Borrowings:
FHLB advances and other	302,060	10,553	4.67	267,948	2,554	1.27
Total interest-bearing liabilities	2,399,283	37,261	2.08	2,264,505	4,277	0.25
Non-interest-bearing liabilities	24,485			20,355
Equity	286,411			325,606
Total liabilities and equity	$3,597,890			$3,576,325

Taxable-equivalent net interest income /net interest spread (4)		72,583	2.30%		77,703	3.02%
Taxable-equivalent net interest margin (5)			2.90%			3.10%
Taxable-equivalent net adjustment		(1,128)			(1,921)
Net interest income		$71,455			$75,782
Net interest-earning assets	$950,315			$1,087,050
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

	Nine Months Ended
	September 30, 2023	September 30, 2022
GAAP Financial Measurements
Interest Income - Loans	$74,485	$52,486
Interest Income - Securities taxable	28,130	20,101
Interest Income - Securities tax-exempt	4,243	7,224
Interest Income - Other interest income	1,858	248
Interest Expense - Deposits	26,708	1,723
Interest Expense - Borrowed funds	10,495	2,506
Interest Expense - Other	58	48
Total Net Interest Income	$71,455	$75,782

Non-GAAP Financial Measurements
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	$1,128	$1,921
Total Tax Benefit on Tax-Exempt Interest Income (1)	1,128	1,921
Tax-Equivalent Net Interest Income	$72,583	$77,703
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Rate/Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the nine months ended September 30, 2023, and September 30, 2022, are annualized using an actual days over calendar year method. The volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Nine Months Ended September 30, 2023, compared to September 30, 2022
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
Income from the interest-earning assets:
Loans, gross	$11,356	$18,057	$29,413
Securities (1)	(8,125)	13,814	5,689
Interest-bearing deposits and fed funds sold	340	1,813	2,153
Total interest income on interest-earning assets	3,571	33,684	37,255
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	(104)	1,994	1,890
Savings deposits	(2,215)	16,367	14,152
Time deposits	9,841	7,521	17,362
Total interest expense on interest-bearing deposits	7,522	25,882	33,404
Borrowings	1,593	9,103	10,696
Total interest expense on interest-bearing liabilities	9,115	34,985	44,100
Taxable-equivalent net interest income	$(5,544)	$(1,301)	$(6,845)
(1)Yields and interest income on tax-exempt securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $108.7 million for the nine months ended September 30, 2023, compared to $80.1 million for the nine months ended September 30, 2022, an increase of 35.8%. The increase in interest income was primarily driven by an increase in both higher interest rates and average volume for the loan portfolio along with increasing rates for the securities portfolio. Interest income on loans and securities increased by $22.0 million and $5.0 million, respectively, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
Interest Expense
Total interest expense was $37.3 million for the nine months ended September 30, 2023, compared to $4.3 million for the nine months ended September 30, 2022. The increase in interest expense was primarily driven by increasing interest rates for both interest-bearing deposits and borrowed funds and by a lesser extent from balance increases in both deposits and borrowed funds. Interest expense on interest-bearing deposits and borrowed funds increased by $25.0 million and $8.0 million, respectively, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $1.0 million for the nine months ended September 30, 2023, compared to a recapture of $7.6 million for the nine months ended September 30, 2022. The increased provision expense was partly due to the Company estimating credit losses using an expected life-time loss model versus an incurred model but primarily the result of a large recapture in 2022. The provision recapture in 2022 was a result of reassessing COVID-19 qualitative factors and the sale of a non-performing loan note. Proceeds obtained for this non-performing loan note were greater than the net of the loan note’s carrying value and specific reserve. Additionally, loan balances have risen significantly for the nine months ended September 30, 2023, versus the nine months ended September 30, 2022. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Fiduciary and wealth management	$3,996	$3,995	$1	0.0%
Service charges and fees	4,959	5,130	(171)	(3.3)
Net gains (losses) on securities	(112)	63	(175)	(277.8)
Income from company-owned life insurance	1,720	1,634	86	5.3
Other non-interest income	2,565	2,050	515	25.1
Total	$13,128	$12,872	$256	2.0%
Non-interest income increased 2.0% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily driven by an increase in other non-interest income of $515 thousand when compared to the nine months ended September 30, 2022. This increase in other non-interest income was primarily due to an increase of $236 thousand in dividends from the FHLB and an increase of $414 thousand from customer swap fees compared to the nine months ended September 30, 2022. The increase in other non-interest income was partially offset by a decrease in other non-interest income items of $301 thousand for the nine months ended September 30, 2023. The increase in total non-interest income was also offset by a decrease of $175 thousand in net gains/(losses) on securities and a decrease of $171 thousand in service charges and fees when compared to the nine months ended September 30, 2022.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Salaries and wages	$29,283	$29,240	$43	0.1%
Pensions and other employee benefits	7,116	5,957	1,159	19.5
Occupancy	4,464	4,306	158	3.7
Equipment rentals, depreciation and maintenance	4,231	4,296	(65)	(1.5)
Other	19,042	15,686	3,356	21.4
Total	$64,136	$59,485	$4,651	7.8%
Non-interest expense increased 7.8% for the nine months ended September 30, 2023, compared to September 30, 2022. The main drivers for this increase included pensions and other employee benefits which increased by $1.2 million primarily due to increases in the costs of employee benefit plans and an increase of $3.4 million in other non-interest expense. The Company incurred legal and consulting expenses associated with filing its initial Registration Statement and merger-related filings. For the nine months ended September 30, 2023, the Company incurred $1.7 million of legal, consulting and audit fees related to the announced merger with Summit Financial Group, Inc. that are included in other non-interest expense for the nine months ended September 30, 2023. See Note 13 — Other Operating Expenses in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $1.9 million for the nine months ended September 30, 2023, a decrease of $4.2 million from the tax provision for the nine months ended September 30, 2022. The decrease was due to the decrease in net income for the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, and September 30, 2022, our effective tax rates were 9.6% and 16.5%, respectively.
Results of Operations for the Three Months Ended September 30, 2023, and 2022
General
Consolidated net income for the three months ended September 30, 2023, was $4.1 million, compared to $11.1 million earned during the three months ended September 30, 2022. The $7.1 million, or 63.6%, decrease in net income is primarily due to a recapture of provision expense in the prior year quarter, a decrease in net interest income, and an increase in non-interest expense compared to the prior year quarter ended September 30, 2022.
Net interest income decreased by $3.8 million to $22.9 million for the three months ended September 30, 2023, compared to $26.7 million for the three months ended September 30, 2022. The main driver for this decrease was higher funding costs on both our deposits and borrowings, which was partially offset by higher interest income from growth in loans in addition to increases in interest rates on loans and securities.
For the three months ended September 30, 2023, the Company recorded credit loss expense of $0.2 million compared to a recapture of provision losses of $2.4 million. For the three months ended September 30, 2022, the Company was able to recapture provision that was booked to reflect the uncertainty of the COVID-19 pandemic. For the current period, the increased loan growth and the adoption of CECL, which requires the Company to estimate provision of credit losses using an expected life-time loss approach versus an incurred model, resulted in a higher credit expense for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
Non-interest income slightly increased by $28 thousand, or 0.7%, to $4.3 million for the three months ended September 30, 2023, as compared to $4.3 million for the three months ended September 30, 2022. The increase in non-interest income was primarily due to small increases in most non-interest categories which were mostly offset by a decline in service charges and fees of $153 thousand in the three months ended September 30, 2023, compared to September 30, 2022.
Non-interest expense increased by $2.5 million, or 12.4%, to $22.4 million for the three months ended September 30, 2023, as compared to $20.0 million for the three months ended September 30, 2022. The increase was primarily due to increases in other non-interest expenses including higher legal, consulting, and audit fees arising from merger-related filings. The increase was also driven by increases in employee benefit expenses and occupancy related expenses when compared to the quarter ended September 30, 2022.
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
Net interest income totaled $22.9 million for the three months ended September 30, 2023, compared to $26.7 million for the three months ended September 30, 2022. The decrease in net interest income was primarily driven by both higher interest rates and higher volume of interest-bearing liabilities. The impact of higher rates on interest-bearing liabilities was partially offset by the increase in volume and rates of interest-earning assets. However, the increased pace of rate hikes from the Federal Reserve has resulted in higher deposit rates to retain depositors and increased the cost of borrowings from the FHLB and the Federal Reserve.
The tax-adjusted net interest margin was 2.76% for the three months ended September 30, 2023, compared to 3.25% for the three months ended September 30, 2022. The decrease in tax-adjusted net interest margin was primarily driven by the increase in market rates that increased the cost of deposit and other borrowings in excess of the increase in the interest income from interest-earning assets.
The yield for the loan portfolio was 5.15% for the three months ended September 30, 2023, compared to 4.19% for the three months ended September 30, 2022. The increase was primarily the result of increasing loan production with higher interest rates in a rising rate environment.
The tax-adjusted yield on the total investment securities portfolio was 3.37% for the three months ended September 30, 2023, compared to 2.89% for the three months ended September 30, 2022. The increase was primarily due to higher market interest rates that increased the effective rate earned by reducing the fair value of the average outstanding balance of the investment securities.

The rate paid on interest-bearing deposits increased to 2.09% during the three months ended September 30, 2023, from 0.19% during the three months ended September 30, 2022. The increase was a result of market and economic conditions, which led to an increase in our offering rate for selected parts of our deposit portfolio. Increases in deposit rates rose at a faster pace due to the increases in the Federal Funds Rate that continued in the second half of 2022. Additional increases by the Federal Reserve and in the market rates may negatively impact our cost of funds rate.
The rate paid on our borrowings for the three months ended September 30, 2023, was 4.69%, compared to 2.31% for the corresponding period in 2022. The increase was due to the increase in short-term borrowing costs, driven by increases in the Federal Funds Rate during the year. Further increases in the Federal Funds Rate may continue to increase our overall borrowing costs.
The following table sets forth the major components of net interest income and the related yields and rates for the three months ended September 30, 2023, and September 30, 2022, for comparison (dollars in thousands).

	For the Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid

Assets:
Loans, gross (1)(2)	$2,034,275	$26,425	5.15%	$1,763,540	$18,618	4.19%
Interest-earning deposits and fed funds sold	49,501	562	4.50	36,513	142	1.54
Taxable securities	991,170	8,909	3.57	1,153,564	8,171	2.81
Tax-exempt securities (3)	262,336	1,742	2.63	374,977	2,955	3.13
Total securities	1,253,506	10,651	3.37	1,528,541	11,126	2.89
Total interest-earning assets	3,337,282	37,638	4.47	3,328,594	29,886	3.56
Non-interest-earning assets	244,488			252,262
Total assets	$3,581,770			$3,580,856

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$860,983			$985,203
Interest-bearing demand	537,644	757	0.56%	557,232	36	0.03%
Savings	952,001	4,370	1.82	1,133,804	273	0.10
Time	654,952	6,150	3.73	309,106	645	0.83
Total interest-bearing deposits	2,144,597	11,277	2.09	2,000,142	954	0.19
Total deposits	3,005,580	11,277	1.49	2,985,345	954	0.13
Borrowings:
FHLB advances and other	262,521	3,106	4.69	280,069	1,631	2.31
Total interest-bearing liabilities	2,407,118	14,383	2.37	2,280,211	2,585	0.45
Non-interest-bearing liabilities	26,442			20,604
Equity	287,227			294,838
Total liabilities and equity	$3,581,770			$3,580,856

Taxable-equivalent net interest income /net interest spread (4)		23,255	2.10%		27,301	3.11%
Taxable-equivalent net interest margin (5)			2.76%			3.25%
Taxable-equivalent net adjustment		(366)			(621)
Net interest income		$22,889			$26,680
Net interest-earning assets	$930,164			$1,048,383
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

	Three Months Ended
	September 30, 2023	September 30, 2022
GAAP Financial Measurements
Interest Income - Loans	$26,425	$18,618
Interest Income - Securities taxable	8,909	8,171
Interest Income - Securities tax-exempt	1,376	2,334
Interest Income - Other interest income	562	142
Interest Expense - Deposits	11,277	954
Interest Expense - Borrowed funds	3,078	1,614
Interest Expense - Other	28	17
Total Net Interest Income	$22,889	$26,680

Non-GAAP Financial Measurements
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	$366	$621
Total Tax Benefit on Tax-Exempt Interest Income (1)	366	621
Tax-Equivalent Net Interest Income	$23,255	$27,301
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Rate/Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the three months ended September 30, 2023, and September 30, 2022, are annualized using an actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Three Months Ended September 30, 2023, compared to September 30, 2022
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
Income from the interest-earning assets:
Loans, gross	$14,122	$16,858	$30,980
Securities (1)	(9,271)	7,385	(1,886)
Interest-bearing deposits and fed funds sold	585	1,080	1,665
Total interest income on interest-earning assets	5,436	25,323	30,759
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	(109)	2,965	2,856
Savings deposits	(3,311)	19,576	16,265
Time deposits	13,669	8,164	21,833
Total interest expense on interest-bearing deposits	10,249	30,705	40,954
Borrowings	(824)	6,682	5,858
Total interest expense on interest-bearing liabilities	9,425	37,387	46,812
Taxable-equivalent net interest income	$(3,989)	$(12,064)	$(16,053)
(1)Yields and interest income on tax-exempt securities have been computed on a taxable-equivalent basis.

Interest Income
Total interest income was $37.3 million for the three months ended September 30, 2023, compared to $29.3 million for the three months ended September 30, 2022, an increase of 27.4%. The increase in interest income was primarily driven by an increase in both rates and volume for the loan portfolio. Interest income on loans increased by $7.8 million and interest income on securities decreased $(0.2) million, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
Interest Expense
Total interest expense was $14.4 million for the three months ended September 30, 2023, compared to $2.6 million for the three months ended September 30, 2022. The increase in interest expense was primarily driven by increasing rates for both deposits and borrowed funds. The average interest-bearing balances of deposits also increased, but primarily, the increase in interest rate expense was due to higher rates. Interest expense on interest-bearing deposits and borrowed funds increased by $10.3 million and $1.5 million, respectively, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $0.2 million for the three months ended September 30, 2023, compared to a recapture of $2.4 million for the three months ended September 30, 2022. The increased provision expense was primarily due to a recapture of provision that was booked to reflect the uncertainty of the COVID-19 pandemic for three months ended September 30, 2022 and the Company estimating credit losses using an expected life-time loss model versus an incurred model for the three months ended September 30, 2023. Additionally, loan balances have risen significantly for the three months ended September 30, 2023, versus the three months ended September 30, 2022. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.
Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Three months ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Fiduciary and wealth management	$1,354	$1,328	$26	2.0%
Service charges and fees	1,583	1,736	(153)	(8.8)
Net gains (losses) on securities	(1)	(41)	40	(97.6)
Income from company-owned life insurance	589	555	34	6.1
Other non-interest income	764	683	81	11.9
Total	$4,289	$4,261	$28	0.7%
Non-interest income increased 0.7% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily driven by an increase in other non-interest income of $81 thousand, and a small increase in fiduciary and wealth management income as well as small increases in income from company-owned life insurance and a decline in losses on securities. This increase was partially offset by a decline in service charges and fees in the three months ended September 30, 2023.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Three months ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
Salaries and wages	$9,867	$10,094	$(227)	(2.2)%
Pensions and other employee benefits	2,242	2,017	225	11.2
Occupancy	1,462	1,151	311	27.0
Equipment rentals, depreciation and maintenance	1,435	1,534	(99)	(6.5)
Other	7,417	5,156	2,261	43.9
Total	$22,423	$19,952	$2,471	12.4%

Non-interest expense increased $2.5 million or 12.4% for the three months ended September 30, 2023, compared to September 30, 2022. The main drivers for this increase include an increase in employee benefit expenses, an increase in occupancy related expenses, and a large increase of $2.3 million in other non-interest expenses. For the three months ended September 30, 2023, the Company incurred $1.6 million of legal, consulting, and audit fees related to the announced merger with Summit Financial Group, Inc. that are included in other non-interest expense for the three months ended September 30, 2023. See Note 13 — Other Operating Expenses in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $0.5 million for the three months ended September 30, 2023, a decrease of $1.8 million from the tax provision for the three months ended September 30, 2022. The decrease was due to the decrease in net income for the three months ended September 30, 2023, when compared to the prior year three months ended September 30, 2022. For the three months ended September 30, 2023, and September 30, 2022, our effective tax rates were 10.3% and 16.7%, respectively.
Analysis of Financial Condition for the Period Ended September 30, 2023, and December 31, 2022
Assets increased by $22.3 million to $3.59 billion as of September 30, 2023, compared to $3.56 billion as of December 31, 2022. Loans, net of ACL, increased by $178.3 million from $1.87 billion as of December 31, 2022, to $2.04 billion as of September 30, 2023. Deposits increased by $65.2 million and amounted to $2.99 billion at September 30, 2023, compared to $2.92 billion at December 31, 2022. Borrowed funds decreased by $44.1 million to $299.0 million as of September 30, 2023, compared to $343.1 million at December 31, 2022.
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
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the nine months ended September 30, 2023, the unrealized losses on our holdings increased from December 31, 2022, as the increase in long-term interest rate expectations, portfolio runoff, and rebalancing had a negative impact on the value of our AFS portfolio.
On January 1, 2023, the Company adopted the new CECL standard in accordance with ASU 2016-13, which changed the accounting framework by replacing the other-than-temporary impairment (“OTTI”) assessment with the recognition of an ACL. The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at September 30, 2023. Under the prior OTTI framework, the Company did not record any cumulative OTTI expense as of December 31, 2022.
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

The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment for September 30, 2023, and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,310	$—	$24,328	$172,982
Obligations of states and municipalities	536,885	7	107,413	429,479
Residential mortgage backed - agency	47,494	—	5,658	41,836
Residential mortgage backed - non-agency	307,763	4	25,659	282,108
Commercial mortgage backed - agency	36,874	20	1,355	35,539
Commercial mortgage backed - non-agency	181,844	—	8,500	173,344
Asset backed	82,811	11	1,650	81,172
Other	9,500	—	1,565	7,935
Total	$1,400,481	$42	$176,128	$1,224,395

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$198,154	$—	$23,161	$174,993
Obligations of states and municipalities	550,590	12	96,695	453,907
Residential mortgage backed - agency	57,883	14	4,836	53,061
Residential mortgage backed - non-agency	365,983	2	26,690	339,295
Commercial mortgage backed - agency	61,810	75	1,952	59,933
Commercial mortgage backed - non-agency	191,709	10	8,420	183,299
Asset backed	101,791	49	3,214	98,626
Other	9,500	—	857	8,643
Total	$1,537,420	$162	$165,825	$1,371,757
The investment maturity table below summarizes contractual maturities for our investment securities at September 30, 2023. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.0 years at September 30, 2023. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	September 30, 2023
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$29,802	1.61%	$78,123	1.23%	$89,385	1.38%	$—	—%	$197,310	1.36%
Obligations of states and municipalities	370	4.10	15,989	2.47	234,600	2.11	285,926	2.08	536,885	2.11
Residential mortgage backed - agency	42	4.17	808	4.09	46,644	3.65	—	—	47,494	3.66
Residential mortgage backed - non-agency	72,280	2.86	137,888	3.99	95,182	3.65	2,413	6.56	307,763	3.64
Commercial mortgage backed - agency	165	7.34	19,531	5.40	17,178	4.88	—	—	36,874	5.17
Commercial mortgage backed - non-agency	13,613	7.04	163,088	4.87	5,143	1.43	—	—	181,844	4.94
Asset backed	8,247	5.72	41,248	6.72	33,316	5.85	—	—	82,811	6.27
Other	—	—	—	—	9,500	5.13	—	—	9,500	5.13
Total	$124,519	3.22%	$456,675	4.09%	$530,948	2.77%	$288,339	2.12%	$1,400,481	3.11%

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
The following tables set forth the composition of our loan portfolio as of the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Commercial real estate	$1,260,653	$1,109,315
Owner-occupied commercial real estate	123,496	127,114
Acquisition, construction & development	96,535	94,450
Commercial & industrial	61,571	53,514
Single family residential (1-4 units)	525,558	499,362
Consumer non-real estate and other	2,803	3,466
Loans, gross	2,070,616	1,887,221
Allowance for credit losses	(26,111)	(21,039)
Loans, net	$2,044,505	$1,866,182
The loan portfolio, excluding ACL, at September 30, 2023, increased by $183.4 million primarily due to growth in our commercial and residential real estate loan production. The Company’s organic growth has occurred in both legacy and newer markets, principally in commercial real estate.
The following table shows the maturity distribution for total loans outstanding as of September 30, 2023. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balance of loans are indicated by both fixed and floating rate categories in the table below (in thousands).

	September 30, 2023
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$92,343	$34,169	$538,416	$110,177	$388,283	$95,660	$—	$1,605	$1,260,653
Owner-occupied commercial real estate	8,403	235	54,274	5,337	53,523	579	—	1,145	123,496
Acquisition, construction & development	22,613	6,988	880	57,800	5,531	594	1,628	501	96,535
Commercial & industrial	502	10,475	38,132	6,019	5,293	1,150	—	—	61,571
Total commercial loans	123,861	51,867	631,702	179,333	452,630	97,983	1,628	3,251	1,542,255
Single family residential (1-4 units)	3,674	1,901	9,889	13,326	19,636	11,568	273,931	191,633	525,558
Consumer non-real estate and other	217	277	937	549	401	—	22	400	2,803
Total loans	$127,752	$54,045	$642,528	$193,208	$472,667	$109,551	$275,581	$195,284	$2,070,616
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

The Company’s asset quality remained stable through the second quarter of 2023. The Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned as of September 30, 2023, totaled $2.9 million.
The following table summarizes the Company’s non-performing assets as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Non-accrual loans	$2,856	$5,497
90 days past due and still accruing	—	—
Total non-performing loans	2,856	5,497

Other real estate owned	—	—

Total non-performing assets	$2,856	$5,497
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
Gross charged-off loans were $13.0 thousand and $54.0 thousand for the three months ended September 30, 2023, and September 30, 2022, respectively, and $134.0 thousand and $3.4 million for the nine months ended September 30, 2023, and September 30, 2022, respectively. Gross recoveries totaled $5.0 thousand and $33.0 thousand for the three months ended September 30, 2023, and September 30, 2022, respectively, and $48.0 thousand and $219.0 thousand for the nine months ended September 30, 2023, and September 30, 2022, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.26% and 1.20% as of September 30, 2023, and September 30, 2022, respectively.
The Company recorded a provision of $200 thousand and a provision recapture of $2.4 million for the three months ended September 30, 2023, and September 30, 2022, respectively, and a provision of $1.0 million and a provision recapture of $7.6 million for the nine months ended September 30, 2023, and September 30, 2022, respectively. The provision recapture was as a result of removing COVID-19 qualitative factors and the sale of a non-performing loan note in the first half of 2022.

The following table summarizes the changes in the Company’s credit loss experience by portfolio as of the three and nine months ended September 30, 2023, and 2022 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Loans outstanding at end of period	$2,070,616	$1,751,827	$2,070,616	$1,751,827
Balance of allowance at beginning of period	(25,919)	(23,362)	(21,039)	(31,709)
Impact of the adoption of CECL	—		(4,125)	—
Loans charged-off:
Commercial real estate	—	—	—	3,282
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	29	20
Residential	—	—	—	—
Consumer non-real estate and other	13	54	105	109
Total loans charged-off	13	54	134	3,411
Recoveries of loans charged-off:
Commercial real estate	(4)	(27)	(35)	(34)
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Residential	(1)	(2)	(7)	(166)
Consumer non-real estate and other	—	(4)	(6)	(19)
Total recoveries of loans charged-off	(5)	(33)	(48)	(219)
Net loan charge-offs (recoveries)	8	21	86	3,192
Provision for (recapture of) credit losses for the period	200	(2,388)	1,033	(7,564)
Ending allowance	$(26,111)	$(20,953)	$(26,111)	$(20,953)

Average loans outstanding during the period	$2,034,275	$1,763,540	$1,985,898	$1,758,267
Allowance coverage ratio(1)	1.26%	1.20%	1.26%	1.20%
Net charge-offs to average outstanding loans during the period(2)	0.00	0.00	0.00	0.18
Allowance for credit losses as a percentage of non-performing loans(3)	914.25	374.29	914.25	374.29
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

The following table summarizes the ACL and the allowance for credit losses by portfolio with a comparison of the percentage composition in relation to total ACL and allowance for credit losses and total loans as of September 30, 2023, and December 31, 2022 (dollars in thousands).

	September 30, 2023
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated ACL	Percent of Loans in Each Category to Total Loans
Commercial real estate	$19,612	75.10%	60.89%
Owner-occupied commercial real estate	785	3.01	5.96
Acquisition, construction & development	1,765	6.76	4.66
Commercial & industrial	517	1.98	2.97
Residential	3,386	12.97	25.38
Consumer non-real estate and other	46	0.18	0.14
Total	$26,111	100.00%	100.00%

	December 31, 2022
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$15,477	73.56%	58.78%
Owner-occupied commercial real estate	635	3.02	6.74
Acquisition, construction & development	2,082	9.90	5.00
Commercial & industrial	438	2.08	2.84
Residential	2,379	11.31	26.46
Consumer non-real estate and other	28	0.13	0.18
Total	$21,039	100.00%	100.00%
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

As of September 30, 2023, the Company has available unused borrowing capacity of $883.5 million through its available lines of credit with the FHLB of Atlanta and unsecured federal fund lines of credit from correspondent banking relationships. Advances on credit lines are secured by both securities and loans.
The following table shows certain information regarding borrowings as of the three months ended September 30, 2023, and December 31, 2022, respectively (dollars in thousands):

	September 30, 2023	December 31, 2022
Balance at end of period	$299,000	$343,100
Weighted average interest rate at end of period	4.83%	4.42%
Deposits
Total deposits increased by $65.2 million from December 31, 2022, to September 30, 2023, due to an increase in the balance of brokered time deposits. The Company has issued brokered time deposits that amounted to $389.0 million as of September 30, 2023, and $100.3 million at December 31, 2022, which are included in the table below within “Time deposits, other”. The following table sets forth the balance of each category of deposits as of the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
	Balance	Balance
Demand, non-interest-bearing	$853,385	$960,692
Demand, interest-bearing	530,360	616,665
Money market and savings	927,035	1,044,152
Time deposits, other	674,838	298,891
Total interest-bearing	2,132,233	1,959,708
Total deposits	$2,985,618	$2,920,400
The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 in the amounts of $670.7 million and $843.4 million at September 30, 2023, and December 31, 2022, respectively.
The following table sets forth maturity ranges of time deposits as of September 30, 2023, that meet or exceed the FDIC insurance limit (in thousands).

September 30, 2023
Due within 3 months or less	$8,909
Due after 3 months and within 6 months	24,287
Due after 6 months and within 12 months	27,441
Due after 12 months	4,840
Total uninsured, time deposits	$65,477
Shareholders’ Equity
Total shareholders’ equity at September 30, 2023, was $270.8 million, compared to $273.5 million at December 31, 2022. Shareholders’ equity decreased by $2.6 million in part due to an increase in unrealized losses in the AFS securities portfolio since December 31, 2022. Accumulated other comprehensive income decreased $6.7 million from December 31, 2022, to September 30, 2023, primarily as a result of an increase in unrealized losses on AFS investment securities.

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

	As of September 30, 2023	As of December 31, 2022
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
300	(6.9)%	(9.2)%
200	(4.8)	(6.2)
100	(2.2)	(3.0)
(100)	(0.9)	(2.0)
(200)	0.5	(5.8)
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at September 30, 2023, and December 31, 2022.

	As of September 30, 2023	As of December 31, 2022
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
300	(23.0)%	(15.8)%
200	(16.3)	(10.5)
100	(7.8)	(4.7)
(100)	5.9	0.1
(200)	9.7	(3.2)

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1.    Legal Proceedings
Legal Proceedings
In the ordinary course of our operations, and from time to time, the Company and its subsidiary are parties to various legal claims, lawsuits and proceedings incidental to the ordinary nature of the Company’s business. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us. Although the ultimate outcome of any pending legal proceedings cannot be ascertained at this time, it is the opinion of management that the liabilities (if any) resulting from such legal proceedings will not have a material adverse effect on the Company’s business, including its consolidated financial position, results of operations, or cash flows, or otherwise require disclosure under the federal securities laws.
Item 1A.    Risk Factors
Except as described below, there have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our Form 10 for the year ended December 31, 2022.
Risks Relating to the Consummation of the Merger and Burke & Herbert Following the Merger
The market price of Burke & Herbert common stock after the merger may be affected by factors different from those currently affecting the shares of Burke & Herbert common stock or Summit common stock.
In the merger, Summit shareholders will become Burke & Herbert shareholders. Burke & Herbert’s business differs from that of Summit and certain adjustments may be made to the Burke & Herbert’s business as a result of the merger. Accordingly, the results of operations of the continuing corporation and the market price of Burke & Herbert’s common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of Burke & Herbert and Summit.
We expect to incur substantial costs related to the merger and integration.
Burke & Herbert has incurred and expects to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. Some of these costs are payable by us regardless of whether the merger is completed.
We have also incurred and expect to incur significant costs in connection with negotiating the merger agreement and closing the merger. In addition, the continuing corporation will incur integration costs following the completion of the merger as Burke & Herbert and Summit integrate their businesses, including facilities and systems consolidation costs and employment-related costs. Burke & Herbert may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the continuing corporation taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. Anticipated future merger and integration-related pre-tax costs are currently estimated to be approximately $57 million.
Combining Burke & Herbert and Summit may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the merger.
The merger is a transaction combining two financial institutions of relatively similar asset size. The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Burke & Herbert and Summit. To realize the anticipated benefits and cost savings from the merger, we must successfully integrate and combine Summit’s businesses in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the continuing corporation following the completion of the merger, which may adversely affect the value of the common stock of the continuing corporation following the completion of the merger.
We have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of the merger on the continuing corporation.
Furthermore, the board of directors of the continuing corporation will consist of former directors from each of Burke & Herbert and Summit. Combining the boards of directors of each company into a single board could require the reconciliation of differing priorities and philosophies.
The future results of the continuing corporation following the merger may suffer if the continuing corporation does not effectively manage its expanded operations, including complying with any enhanced regulatory requirements.
Following the merger, the size of the business of the continuing corporation will increase beyond the current size of our business. The continuing corporation’s future success will depend, in part, upon our ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the continuing corporation will be successful or that it will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the merger.
The continuing corporation may also face increased scrutiny from governmental authorities as a result of the increased size of its business, including if the total assets of the continuing corporation grow to exceed $10 billion as of December 31 of any calendar year. Banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on any holdings of Federal Reserve Bank of Richmond common stock; subject to limits on interchange fees pursuant to the Durbin amendment to the Dodd-Frank Act; subject to certain enhanced prudential standards; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the “community bank leverage ratio.” Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, and the incurrence of significant expenses which could have a significant adverse effect on the Company’s financial condition or results of operations.
The continuing corporation may be unable to retain Company personnel successfully after the merger is completed.
The success of the merger will depend in part on the ability of us and the continuing corporation to retain the talents and dedication of key employees currently employed. It is possible that these employees may decide not to remain with Burke & Herbert or Summit, as applicable, while the merger is pending or with the continuing corporation after the merger is consummated. If we are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, we could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the continuing corporation’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the continuing corporation’s business to suffer and we may not be able to locate or retain suitable replacements for any key employees who leave.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the continuing corporation following the merger.
Before the merger and the bank merger may be completed, various approvals and consents must be obtained from the Federal Reserve Board (unless a waiver is granted), the FDIC, the Virginia BFI, the West Virginia Division of Financial Institutions (“WVDFI”), and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party and various other factors. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the continuing corporation’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the continuing corporation following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. The completion of the merger is conditioned on the receipt of the requisite regulatory approvals and the expiration of all statutory waiting periods without the imposition of any material burdensome regulatory condition. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.
In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, neither Burke & Herbert nor Summit, nor any of their respective subsidiaries, is permitted (without the written consent of the other party), to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities or regulatory agencies that would reasonably be expected to have a material adverse effect on the continuing corporation and its subsidiaries, taken as a whole, after giving effect to the merger and the bank merger.
Certain of Burke & Herbert’s and Summit’s directors and executive officers may have interests in the merger that may differ from, or are in addition to, the interests of Burke & Herbert’s shareholders.
Burke & Herbert’s shareholders should be aware that some of Burke & Herbert’s and Summit’s directors and executive officers may have interests in the merger that are different from, or in addition to, those of Burke & Herbert shareholders and Summit shareholders. These interests may create potential conflicts of interest. The Burke & Herbert and Summit boards of directors were aware of these respective interests and considered these interests, among other matters, when making their decisions to approve the merger agreement, and in recommending that, in the case of the Burke & Herbert board of directors, Burke & Herbert shareholders vote to approve the merger agreement and, in the case of the Summit board of directors, Summit shareholders vote to approve the merger agreement.
The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: (i) approval of the merger by Burke & Herbert shareholders and approval by Summit shareholders; (ii) authorization for listing on Nasdaq of the shares of Burke & Herbert common stock to be issued in the merger, subject to official notice of issuance; (iii) the receipt of the requisite regulatory approvals, including the approval of the Federal Reserve Board (unless a waiver is granted), the FDIC, the VBFI and the WVDFI; (iv) effectiveness of the registration statement on Form S-4 for the Burke & Herbert shares to be issued as consideration in the merger; and (v) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement, and (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Code.
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite shareholder approvals, or Burke & Herbert or Summit may elect to terminate the merger agreement in certain other circumstances.

Failure to complete the merger could negatively impact Burke & Herbert.
If the merger is not completed for any reason, including as a result of the either one of Burke & Herbert’s or Summit’s shareholders failing to approve their respective merger proposal, there may be various adverse consequences us and we may experience negative reactions from the financial markets and from their respective customers and employees. For example, our business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against Burke & Herbert or Summit to perform their respective obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $14.86 million to Summit.
Additionally, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement and all filing and other fees paid in connection with the merger. If the merger is not completed, we would have to pay these expenses without realizing the expected benefits of the merger.
In connection with the merger, we will assume Summit’s outstanding debt obligations, and the continuing corporation’s level of indebtedness following the completion of the merger could adversely affect the continuing corporation’s ability to raise additional capital and to meet its obligations under its existing indebtedness.
In connection with the merger, we will assume Summit’s outstanding indebtedness. Our existing debt, together with any future incurrence of additional indebtedness, and the assumption of Summit’s outstanding indebtedness, could have important consequences for the continuing corporation’s creditors and the continuing corporation’s shareholders. For example, it could:

•limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•restrict us from making strategic acquisitions or cause the continuing corporation to make non-strategic divestitures;
•restrict our ability to pay dividends;
•increase our vulnerability to general economic and industry conditions; and
•require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on the continuing corporation’s indebtedness, thereby reducing our ability to use cash flows to fund operations, capital expenditures and future business opportunities.
We are subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect our ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of the other party. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.
Uncertainty related to the proposed merger could disrupt our relationships with customers, suppliers, business partners and others, as well as our operating results and businesses generally.
Whether or not the merger is ultimately consummated, as a result of uncertainty related to the proposed transactions, risks relating to Burke & Herbert’s business include the following:
•our employees may experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key personnel and other employees;
•customers, suppliers, business partners and other parties with which we maintain business relationships may experience uncertainty about their respective futures and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship; and

•We have expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed merger.
If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact our results of operations and financial condition.
The current higher for longer interest rate environment may adversely impact the fair value adjustments of investments and loans acquired in the merger.
Upon the closing of the merger, we will need to adjust the fair value of Summit’s investment and loan portfolios. The rising interest rate environment could have the effect of increasing the magnitude of the purchase accounting marks relating to such fair value adjustments, thereby increasing initial tangible book value dilution, extending the tangible book value earn-back period, and negatively impacting our capital ratios, which may necessitate taking steps to strengthen our capital position.
The merger agreement limits our ability to pursue alternatives to the merger and may discourage other companies from trying to acquire us.
The merger agreement contains “no shop” covenants that restricts our ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by our board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any alternative acquisition proposals. These provisions, which include a $14.86 million termination fee payable under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition.
Burke & Herbert shareholders will have reduced ownership and voting interest in the continuing corporation after the consummation of the merger and will exercise less influence over management.
Burke & Herbert shareholders currently have the right to vote in the election of the board of directors and on other matters affecting us. When the merger is completed, each Burke & Herbert shareholder and each Summit shareholder will become a holder of common stock of the continuing corporation, with a percentage ownership of the continuing corporation that is smaller than the holder’s percentage ownership of either Burke & Herbert or Summit individually, as applicable, prior to the consummation of the merger. Based on the number of shares of Burke & Herbert common stock and Summit common stock outstanding as of the close of business on the respective record dates, and based on the number of shares of Burke & Herbert common stock expected to be issued in the merger, the former Summit shareholders, as a group, are estimated to own approximately 50% of the outstanding shares of the continuing corporation immediately after the merger and current Burke & Herbert shareholders as a group are estimated to own approximately 50% of the outstanding shares of the continuing corporation immediately after the merger. Because of this, our shareholders may have less influence on the management and policies of the continuing corporation than they now have on the management and policies of us.
Issuance of shares of our common stock in connection with the merger may adversely affect the market price of our common stock.
In connection with the payment of the merger consideration, we expect to issue approximately 7,400,527 shares of Burke & Herbert’s common stock to Summit shareholders. The issuance of these new shares of our common stock may result in fluctuations in the market price of our common stock, including a stock price decrease.
Company shareholders will not have appraisal rights or dissenters’ rights in the merger.
Appraisal rights (also known as dissenters’ rights) are statutory rights that, if applicable under law, enable shareholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the extraordinary transaction. Burke & Herbert shareholders are not entitled under applicable law to appraisal rights in connection with the merger.
Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact our business.
Shareholders of Burke & Herbert and/or of Summit may file lawsuits against Burke & Herbert, Summit and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger, the bank merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting Burke & Herbert or Summit defendants from completing the merger, the bank merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to us, including any cost associated with the indemnification of directors and officers of each company. We may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on the financial condition and results of operations of Burke & Herbert and Summit and could prevent or delay the completion of the merger.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
(c) Insider Trading Arrangements

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.     Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization between Burke & Herbert Financial Services Corp. and Summit Financial Group, Inc., dated as of August 24, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 filed October 2, 2023)

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

Date: November 9, 2023

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	President & Chief Executive Officer

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President, Chief Financial Officer