Form 10-K
period 2023-12-31
Burke & Herbert Financial Services Corp.
filed 2024-03-22
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-41633

Burke & Herbert Financial Services Corp.
(Exact name of registrant as specified in its charter)

Virginia	92-0289417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 S. Fairfax Street, Alexandria, Virginia	22314
(Address of principal executive offices)	(Zip Code)

703-666-3555
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which registered
Common Stock, par value $0.50 per share	BHRB	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation of its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2023, was approximately $408,054,000. Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.
The number of shares of the Registrant’s Common Stock outstanding on March 21, 2024, was 7,440,025.
Documents Incorporated by Reference

Document	Part of Form 10-K into which document is incorporated
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders expected to be held on July 15, 2024	Part III - Items 10, 11, 12, 13 and 14

Use of Names
As used throughout this Form 10-K, the “Company,” “we,” “our,” and “us” refer to Burke & Herbert Financial Services Corp., and the “Bank” refers to Burke & Herbert Bank & Trust Company.
Disclosure Regarding Forward-Looking Statements
This Form 10-K contains statements that we believe are, or may be considered to be, “forward-looking statements.” Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations, or assumptions regarding the future of the business, future plans and strategies, operational results, and other future conditions of the Company. All statements other than statements of historical fact included in this Form 10-K regarding the prospects of our industry or our prospects, plans, financial position, or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events, or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (“SEC”) or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.
By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections, and other forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates, and intentions expressed in such forward-looking statements. Risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company, as applicable, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking information and statements include, but are not limited to, the risks described in Item 1A — Risk Factors in this Form 10-K.
Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-K, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K.
Emerging Growth Company Status
We qualify as an “emerging growth company” under the JOBS Act and as defined in Section 2(a) of the Securities Act of 1934, as amended (the “Securities Act”). For as long as we are an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies.
As an emerging growth company:
•We are exempt from the requirement to obtain an attestation and report from our auditors on management’s assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002;
•We are permitted to provide less extensive disclosure about our executive compensation arrangements; and

•We are permitted to include less extensive narrative disclosures than required of other reporting companies, including with respect to executive compensation.
In this Form 10-K (including the portions of our proxy statement for our 2024 annual meeting, being incorporated herein by reference), we have elected to take advantage of the reduced disclosure requirements relating to executive compensation, and the exemption for auditor attestation over our internal controls, and in the future, we may take advantage of any or all of these exemptions for so long as we remain an emerging growth company. We could remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities in an offering registered under the Securities Act or until the earliest of (i) the end of the first fiscal year during which we have total annual gross revenues of $1.235 billion or more, (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, or (iii) the date on which we are deemed to be a “large accelerated filer” as defined in Exchange Act Rule 12b-2.
In addition to the relief described above, the JOBS Act exempts emerging growth companies from compliance with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of this extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. As such, our consolidated financial statements may not be comparable with those of a public company that is not an emerging growth company, or those of a public company that is an emerging growth company that has opted out of using the extended transition period, because of the potential differences in accounting standards used.
See Item 1A — Risk Factors of this Form 10-K for more information on emerging growth companies.
Industry and Market Data
This Form 10-K contains data concerning the Company’s industry and the markets in which it operates that is based on publicly available third-party sources as well as industry and forecast data prepared by Company management on the basis of its knowledge of the banking industries, gained through its experience and participation in the industry. Company management believes that this data is accurate and that its estimates and assumptions are reasonable. The Company has not independently verified any of the data from third-party sources referred to in this Form 10-K or analyzed or verified the underlying studies or surveys relied upon or referred to by such sources, or ascertained the underlying economic assumptions relied upon or referred to by such sources. None of these third-party sources has provided any form of consultation, advice or counsel regarding any aspect of, or is in any way whatsoever associated with this Form 10-K. Such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.

Part I
Item 1. Business
Overview
Burke & Herbert Financial Services Corp. was organized as a Virginia corporation in 2022 to serve as the holding company for Burke & Herbert Bank & Trust Company. The Company commenced operations as a bank holding company on October 1, 2022, following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. In September 2023, Burke & Herbert elected to become a financial holding company. As a financial holding company, the Company is subject to regulation and supervision by the Federal Reserve System (the “Federal Reserve”). The Company has no material operations and owns 100% of the Bank. The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia BFI”).
The Company is authorized to issue twenty million (20,000,000) shares of common stock, par value $0.50 per share (“Common Stock”), of which there were 7,440,025 outstanding as of the date of this Form 10-K. The Company’s authorized capital also consists of up to two million (2,000,000) shares of serial preferred stock, par value $1.00 (“Serial Preferred Stock”) of which there were no shares issued or outstanding as of the date of this Form 10-K. These authorized capital share amounts reflect a share-split authorized and approved by the Company’s board of directors (the “Board”) and effective November 15, 2022, that provided for a forty-for-one split of the Company’s Common Stock, with each shareholder receiving forty (40) post-split shares for each one (1) share held prior to the split. All share amounts presented throughout this Form 10-K are presented on a post-split basis.
The Company’s Common Stock is currently quoted on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “BHRB.”
We primarily serve small to medium-sized businesses, their owners and employees, professional corporations, non-profits, and individuals with a broad range of banking products and financial services. Some of the products and services that we offer include checking, savings and money market accounts, certificates of deposit, treasury and cash management services, commercial and industrial loans, commercial real estate loans, residential mortgage, acquisition, construction & development loans, online banking, mobile banking, and wealth & trust services. As of December 31, 2023, we had total consolidated assets of $3.6 billion, gross loans of $2.1 billion, total deposits of $3.0 billion, and total shareholders’ equity of $315 million.
Our Business
We are a community-oriented financial institution. We seek to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. Our business involves attracting deposits from local businesses and individual customers and using these deposits to originate commercial, mortgage, and consumer loans in our market area. We also invest in securities consisting primarily of U.S Government Treasuries, obligations of U.S. government-sponsored entities, municipal obligations, mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae, and the subordinated debt of other financial institutions. We are the owner and beneficiary of Company-owned life insurance policies on certain current and former Bank employees. These policies generate income and can be liquidated, if necessary, with associated tax costs.
We are focused on growing business relationships and building core deposits, profitable loans, and non-interest income. We believe that we have a solid franchise that meets the financial needs of our clients and communities by providing an array of personalized products and services delivered by seasoned professionals with decisions made at the local level. We strive to be the leading community bank in our markets.
Management believes that the Company is well positioned to build on its core performance and continue to grow profitably. Although we have successfully attracted new associates, providing depth and talent in key positions, additional employees and infrastructure are expected to be needed to manage the increasing customer relationships that will come with sustained growth.
The Federal Reserve, the FDIC, and the Virginia State Corporation Commission, through the Virginia BFI, regulate and monitor operations of the Company and the Bank. The Federal Reserve, the FDIC, and the Virginia BFI conduct periodic onsite and offsite examinations. We must comply with a wide variety of reporting requirements and banking regulations. The laws and regulations governing us generally have been promulgated to protect depositors and the federal deposit insurance funds and not to protect shareholders. Additionally, we must bear the cost of compliance with the reporting and regulations; these costs can be significant and may have an effect on our financial performance.
Recent Corporate Developments
On August 24, 2023, the Company and Summit Financial Group, Inc. (“Summit”), entered into an Agreement and Plan of Reorganization and Plan of Merger (the “merger agreement”) pursuant to which Summit will merge with and into Burke & Herbert Financial Services Corp., with Burke & Herbert Financial Services Corp. as the continuing corporation (the “merger”). Immediately following the merger, Summit Community Bank, Inc., a West Virginia banking corporation (“SCB”) and a wholly-owned direct subsidiary of Summit, will merge with and into the Bank, a Virginia banking corporation and a wholly-owned direct subsidiary of Burke & Herbert, with the Bank as the continuing bank (the “bank merger,” and together with the merger, the “mergers”).
On December 6, 2023, the Company and Summit announced that at special meetings of their respective shareholders held on December 6, 2023, Burke & Herbert and Summit shareholders each approved the merger of Summit with and into Burke & Herbert, pursuant to the merger agreement. The merger is expected to close in the second quarter of 2024, subject to regulatory approvals and certain other customary closing conditions. As of December 31, 2023, the Company had recognized $3.0 million in acquisition-related expenses with this pending transaction.
Market Area
A key factor in our ability to achieve our strategic goals and create shareholder value is the attractiveness of our market area. The market area in which we operate has seen considerable population and economic growth over the past several decades. The most recent economic data suggests that the relative economic strength of our market area will continue, enabling us to further grow our customer base and provide opportunities to grow our market share.
The Company’s primary market area includes northern Virginia, and we have over 20 branches throughout the Northern Virginia region and commercial loan offices in Fredericksburg, Loudoun County, Richmond, Virginia, and Bethesda, Maryland (“greater Washington, D.C. area”).
The greater Washington, D.C. area is one of the largest and most well-known Metropolitan Statistical Areas (“MSA”) as it is the sixth largest in the country, according to the U.S. Census Bureau, with over 6.4 million residents. The gross domestic product (“GDP”) of the MSA was $661 billion in 2023, and if the MSA were a U.S. State it would have ranked 13th in GDP for such period. Nineteen of the largest Fortune 500 companies are headquartered within the region as of 2023. Many employers within this MSA thrive and grow due to a large, well-educated labor force and over 20 colleges and universities. According to the U.S. Census Bureau, as of 2023, nearly 55% of the population 25 years and over has a bachelor’s degree or higher (compared to the U.S. average of 38%). Local academic institutions proactively invest in programs and facilities, particularly in technical fields, which benefit the area’s ability to produce well-trained workers to satisfy the demands of area employers.
With respect to banking statistics in our market, as of June 2023, the region had total deposits of $298 billion, ranking it the 11th largest MSA in the United States in total deposits, according to the FDIC. FDIC data also shows that the top five banks inside the Washington MSA are mostly nationally chartered and control 68.3% of the area’s deposit base. As of June 2023, our deposits on account were $3.01 billion, or 1.0% market share, ranking the Company 15th in the MSA. Over half of the banks that ranked ahead of the Company are headquartered outside of our market area. Our market area has experienced a significant degree of banking consolidation over the last several decades. We believe that as financial institutions are merged with or acquired by remote, larger institutions, their customers can become further removed from the point of decision making. The consolidation trend provides an opportunity for the Company to execute a focused strategy of offering personalized services to attract potential customers who are underserved or dissatisfied.
We expect the Washington D.C. MSA will build upon its rank as a stable and growing economy by fostering education, technological innovation, job creation, capital formation, and economic diversification. We believe the size, growth, economic diversity, and banking consolidation within the Washington MSA, when combined with our business strategy, will provide the Company with excellent opportunities for long-term, sustainable growth.
Strengths
We continually review our product offerings, and based on these reviews, may selectively add additional products to provide further diversification of our revenue sources and to capture our customers’ full banking relationships. We believe that the following business strengths have been instrumental to the success of our core operations and will enable us to continue profitable growth and to maximize value to our shareholders, while remaining fundamentally sound.
•Community Banking Philosophy. We provide our clients with local decision making and individualized service, coupled with products and services comparable to those offered by our larger institutional competitors. As our business lenders, officers, and Bank directors are based in or reside in the communities we serve, we are able to maintain a high level of involvement in local organizations and establish a strong understanding of the banking needs of the respective communities. We believe that our customer-centric business philosophy and service-oriented sales approach enables us to build long-term relationships with desirable customers, which enhances the quality and stability of our funding and lending operations. Our mission and philosophy have positioned us well in the communities across our market area and have enabled us to attract and maintain a highly talented and experienced management team.
•Disciplined Credit Culture. In originating loans, our relationship managers focus on experienced business owners with demonstrated capacity to fulfill their financial obligations. Loan officers have relatively low individual discretionary loan authority levels, which generally results in the loan committee vetting to uphold appropriate structure and terms prior to approval. Loan committee meetings are held regularly and on an as-needed basis to promote prompt decisions. We utilize an independent, nationally recognized loan review firm to validate our risk ratings and assess our underwriting and loan administration. We believe that our rigorous underwriting and diligent monitoring of the loan portfolio is consistent with our desired risk profile.
•Conservative Balance Sheet and Capital Position. The Bank exceeds the regulatory guidelines to be classified as “well capitalized,” and our balance sheet provides the foundation for prudent growth. The Company has ample liquidity to meet its obligations and fund anticipated loan growth. The Company has retained a nationally recognized asset/liability management consultancy, and we believe our balance sheet is well positioned for organic growth and potential acquisitions.
Competition
The banking business is highly competitive, and we face competition in our market area from many other local, regional, and national financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking services, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, finance companies, including “fintech” companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as regional and national financial institutions that operate offices in our market area and elsewhere.
The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer most types of financial services, including banking, securities underwriting, and insurance. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.
Some of our non-banking competitors, such as fintech companies, have fewer regulatory constraints and may have lower cost structures. In addition, some of our competitors have assets, capital, and lending limits greater than that of the Bank, have greater access to capital markets, and can offer a broader range of products and services than the Bank. These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than we can offer.
We compete with these institutions by focusing on our position as an independent community bank and rely upon relationships established by our officers, directors, and employees with our customers, promotional activities, and specialized services tailored to meet the needs of the customers we serve. We strive to provide innovative products to our customers that are value-driven. We actively cultivate relationships with our customers that extend beyond a single loan to a full suite of products that serve the needs of our commercial customers. Our goal is to develop long-standing connections with our customers and the communities that we serve. Our management believes that we can compete effectively as a result of local market knowledge, local decision making, awareness of customer needs, and by providing exceptional customer experiences.
Our Products and Services
We emphasize providing traditional banking and wealth management services. Our dedicated relationship managers serve as direct points of contact for owners, management, and employees of small and medium-sized businesses. We provide subject matter expertise in a variety of industries: manufacturing, government contractors, distribution, health services, non-profits and associations, professional services, property management companies, and title companies. We focus on customers living and working in and near our service area. We offer retail banking services to accommodate the needs of both corporate customers as well as individuals residing and working in the communities we serve. We also offer digital banking, mobile banking, and a remote deposit service, which allows customers to facilitate and expedite deposit transactions through the use of electronic devices. A sophisticated suite of treasury management products is a key feature of our customer focused, relationship driven marketing.
Lending Services
We provide a range of commercial lending services, including commercial real estate loans, acquisition, construction & development, commercial and industrial loans, and residential real estate loans to customers generally located or conducting business in our market area. Loan terms, including interest rates, loan-to-value ratios, and maturities, are tailored to meet the needs of the borrower. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate and credit risk.
Our 10 largest borrowing relationships accounted for approximately 22.4% of our total loans at December 31, 2023. With this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credit losses if any one of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified portfolio. While we believe our underwriting standards are designed to manage normal lending risks, it is difficult to determine, at the time of underwriting, if any of these loans will become non-performing or delinquent, or whether we will hold non-performing or delinquent loans that may adversely affect our future performance. Refer to the Lending Activities section within Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the composition of our loan portfolio as of December 31, 2023, and December 31, 2022.
Commercial Lending Services
Commercial lending services includes commercial real estate loans, acquisition, construction & development, and commercial & industrial loans. Our commercial loan clients represent a diverse cross-section of small to mid-size local businesses within our market footprint, whose owners and employees are often established Bank customers. Such banking relationships are a natural business for us with our long-standing community roots and extensive experience in serving and lending to this market segment.
Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Collateral generally is required to provide us with an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower, but generally may include real estate, accounts receivable, inventory, equipment, or other assets. Loans also may be supported by personal guarantees from the principals of the commercial loan borrowers. The financial condition and cash flow of commercial borrowers are closely monitored through the submission of corporate financial statements, personal financial statements, and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to repay the loan and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. A risk rating system is applied to the commercial loan portfolio to measure credit risk and differentiate the level of risk posed by individual credits. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Current Economic Environment in the Financial Services Industry for further information.
Commercial Real Estate Loans
Our commercial real estate loans consist of both loans secured by owner-occupied properties and non-owner-occupied properties (“investor real estate loans”). The commercial real estate categories contain mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Commercial real estate loans secured by owner-occupied properties are based upon the borrower’s financial condition and the ability of the borrower and the business to provide for repayment. Investor real estate loans secured by non-owner-occupied properties involve investment properties for multi-family, warehouse, retail, and office space with a history of occupancy and cash flow. We seek to reduce the risks associated with commercial mortgage lending by generally lending in our market area, focusing on debt service coverage ratio, using conservative loan-to-value ratios, and obtaining periodic financial statements and tax returns from borrowers to perform loan reviews. In addition, when underwriting specific loans, the proposed debt should be supported by cash flows that are stable, predictable, diverse, and sufficient for adequate repayment at acceptable margins. Furthermore, we stress test each aspect of the cash flow, including stressing the interest rate levels.
It is also our general policy to obtain personal guarantees from the principals of the borrowers and to underwrite the business entity from a cash flow perspective. Interest rate risks are managed by using either floating interest rates or by fixing rates that reset at the end of the first five years and then convert to a margin-adjusted applicable index. While loan amortizations may be approved for up to 360 months, each loan generally has a call provision (maturity date) of five to ten years.
Acquisition, construction & development loans are loans made for the purpose of financing construction or development projects. This portfolio includes commercial and residential land development loans, one-to-four family housing construction, both pre-sold and speculative in nature, multifamily housing construction, non-residential building construction, and undeveloped land. This commercial real estate lending business extends to providing commercial construction financing of owner-occupied properties as well as non-owner-occupied properties. Construction lending on these properties is based upon the provision for repayment based on cash flow, collateral values, and loan-to-value ratios. Typically, these loans have guarantees, an amount of owner equity in the project, and an assessment of economic feasibility and viability related to each project. Terms of each loan are based upon current pricing and the extent of the project.

Commercial & Industrial Loans
We also originate commercial & industrial (“C&I”) loans. C&I term loans are made to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt. We generally require a first lien position on all collateral and require guarantees from owners having at least a 10% interest in the involved business. Interest rates on C&I term loans are generally floating or fixed for a term not to exceed seven years. Management monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. C&I loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. C&I term loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information, and in certain cases, this information is required monthly, quarterly, or semi-annually, depending on the degree to which we desire information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by our policy, would be an 80% advance on the lesser of appraised value or recent sales price on commercial property, an 80% or less advance on eligible receivables, a 50% or less advance on eligible inventory, and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees. Key person life insurance may be required, as appropriate and as necessary, to mitigate the risk of loss of a primary owner or manager.
Commercial lines of credit are granted to finance a business borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against increasing loan volumes and diminishing collateral values. Commercial lines of credit are generally revolving in nature and require close scrutiny. We generally require at least an annual out of debt period (for seasonal borrowers) or regular financial information (monthly or quarterly financial statements, borrowing base certificates, etc.) for borrowers with more growth and greater permanent working capital financing needs. Advances against collateral value are limited. Lines of credit and term loans to the same borrowers generally are cross-defaulted and cross-collateralized. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate.
Residential Real Estate Loans
The residential real estate category contains loans principally to consumers secured by residential real estate. Loans for residential real estate may carry either a fixed rate of interest or an adjustable rate over the life of loan. Adjustable rate mortgage (“ARM”) loans have a 30-year amortization period with a fixed rate of interest for the first five, seven, or ten years, re-pricing at stated interval thereafter at a predetermined spread to an index. Our residential real estate lending policy requires each loan to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loan or by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral. The residential real estate portfolio includes both conforming and non-conforming mortgage loans.
Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by government-sponsored entities (“GSEs”), including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”), which serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less or have mortgage insurance to insure down to 80%, and are made to borrowers in good credit standing. In recent years, we have sold the majority of new mortgage loan production in the secondary market using large mortgage loan companies that package these loans to be sold to the GSEs. For any loans retained by us, title insurance insuring the priority of our mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans, is required. Borrowers may be required to advance funds with each monthly payment of principal and interest to a loan escrow account from which we make disbursements for items, such as real estate taxes and mortgage insurance premiums. Appraisers approved by us appraise the properties securing substantially all of our residential mortgage loans.
Non-conforming mortgage loans represent loans that generally are not saleable in the secondary market to the GSEs for inclusion in conventional mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. We originate non-conforming loans for our own portfolio and for sale to third-party investors, usually large mortgage companies, under commitments by the mortgage company to purchase the loans subject to compliance with pre-established investor criteria. Non-conforming loans generated for sale include loans that may not be underwritten using customary underwriting standards. These loans typically are held after funding for thirty days or less, and are included in residential mortgages held-for-sale. We currently sell both conforming and non-conforming loans on a servicing released basis.
Investment Activities
The Bank balances its liquidity needs based on loan and deposit growth through the investment portfolio and purchased funds. It is the Bank’s goal to provide adequate liquidity to support the loan growth of the Bank. In the event the Bank has excess liquidity, investment securities are used to generate additional income. In the event deposit growth does not fully support the Bank’s loan growth, the Bank may utilize third-party deposit listing services to obtain brokered certificates of deposit, access secured advances with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond, and access unsecured federal fund lines of credit from correspondent banking relationships. The Bank may also incorporate a combination of sales of investment securities or Federal Funds purchased to augment the Bank’s funding position.
The current investment policy authorizes the Bank to invest in debt securities issued by the United States Government, agencies of the United States Government, or United States Government-sponsored enterprises. The policy permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae. The investment policy also permits investments in federal funds and deposits in other insured institutions. In addition, management is authorized to invest in investment grade state and municipal obligations, private mortgage-backed securities, and the subordinated debt of other financial institutions. The Company is also the beneficiary of life insurance policies on certain current and former Bank employees. These policies generate income and can be liquidated, if necessary, with associated tax costs.
Generally accepted accounting principles require that, at the time of purchase, the Bank designate a security as “held-to-maturity,” “available-for-sale,” or “trading,” depending on our ability and intent to hold such security. Debt securities available-for-sale are reported at fair value, while debt securities held-to-maturity are reported at amortized cost. The Bank does not maintain a trading or a held-to-maturity portfolio.
The investment portfolio is actively managed and consists of investments classified as available-for-sale and under the available-for-sale classification, investment instruments may be sold as deemed appropriate by management. On a monthly basis, the investment portfolio is marked to market as required by ASC 320 - Investments - Debt & Equity Securities. Additionally, the investment portfolio is used to balance the Bank’s asset and liability position. The Bank invests in fixed rate or floating rate instruments as necessary to reduce interest rate risk exposure.
Our investment policy is reviewed annually by our Board. The Company’s Board has delegated the responsibility of monitoring our investment activities to management consistent with the requirements of the Bank’s Asset Liability Management policy. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our available-for-sale securities in an unrealized loss position for allowance for credit losses at least quarterly.
Deposit Activities
Deposits are the major source of funding for the Bank. The Bank offers a broad array of consumer and commercial deposit products that include digital banking, demand, negotiable order of withdrawal (“NOW”), money market and savings accounts, as well as certificates of deposit. The Bank typically pays a competitive rate on the interest-bearing deposits. As a relationship-oriented organization, we seek generally to obtain deposit relationships with our loan clients. Through our membership in the IntraFi Network®, we can arrange FDIC insurance of up to $135 million of demand deposits, $100 million of savings, or a combination of $175 million. In addition, we can arrange FDIC insurance up to $50 million on certificates of deposits.
As the Bank’s overall balance sheet positions dictate, we may become more or less competitive in our interest rate structure as our liquidity position changes. Additionally, we may use wholesale deposits to augment our funding position or achieve a desired interest rate risk management position.
Other Services
Our business solutions include small business and commercial checking and savings options as well as investments via our wealth management group. Treasury management solutions include a suite of digital banking, payables, receivables, risk management, and automated cash flow, such as enhanced reporting, automated clearing house (“ACH”), wires, remote deposit capture, bill pay, lockbox, credit and debit cards, merchant services, fraud protection, and deposit and loan sweeps.
Employees
As of December 31, 2023, we had 400 full-time employees. None of our employees are covered by a collective bargaining agreement.
We consider our diverse employee base and our culture to be a competitive advantage. Our employees are from many different countries across the world, whether by birth or descent. This diversity provides us the opportunity to serve our customers, communities, and each other in meaningful and impactful ways that result in long lasting relationships. Our overall human capital strategy focuses on attracting, engaging, and retaining qualified, diverse, and innovative talent at all levels of the Company. We are a committed equal opportunity employer, and all qualified candidates receive consideration for employment without regard to race, color, religion, national origin, age, disability, sex, sexual orientation, gender, gender identity, pregnancy, genetic information, or other characteristics protected by applicable law. Beyond nondiscrimination compliance, we are committed to maintaining a workforce committed to our core values to inspire trust, act with integrity, respect one another, and embrace our differences.
We seek to actively listen to our employees throughout the year using a defined and continual listening strategy designed to gather regular feedback on well-being, engagement, leadership, ethics, culture and values, and other top of mind topics. These surveys allow us to respond to employee concerns, benefit from employee perspectives, and better design and develop processes to support our Company culture. Employees can learn about changes through our ongoing employee updates or employee town hall meetings delivered by senior management.
Training and Development
Our success depends not only on attracting and retaining talented employees, but also in developing our current employees and providing opportunities for their growth. We offer our employees numerous live and on-demand training programs and resources to help them build knowledge and improve skills. These trainings include mandatory programs, as well as recommended programs in areas, including leadership development, technical skills, and diversity, equity, and inclusion.
Wellness and Safety
The Company emphasizes the safety and well-being of our employees as a top priority. We define wellness comprehensively and include mental, physical, emotional, financial, psychological, and environmental considerations. We offer a competitive compensation and benefits package and support dedicated campaigns that communicate directly to employees about wellness. Employee well-being is further supported through policies such as remote work, paid parental leave, military service leave, educational assistance, and bereavement leave policies.
We provide a competitive compensation and benefits program to our employees. In addition to salaries, these programs include annual bonus opportunities, a 401(k) plan with an employer matching contribution, healthcare and insurance benefits, flexible spending accounts, paid time off, and an employee assistance program.

General Corporate Information
Our headquarters is located at 100 S. Fairfax Street, Alexandria, Virginia 22314, and our telephone number at that address is 703-666-3555. Additional information can be found on our website at https://www.burkeandherbertbank.com. Information on our website or any other website is not incorporated by reference herein and does not constitute a part of this Form 10-K.
Supervision and Regulation
The Company and the Bank are highly regulated under both federal and state laws. The following description briefly addresses certain provisions of federal and state laws and regulations and their potential effects on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this Form 10-K, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.
The Company
General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), that has elected financial holding company status, the Company is subject to supervision, regulation, and examination by the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Virginia BFI.
Enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the financial regulatory regime in the United States. Since the enactment of the Dodd-Frank Act, U.S. banks and financial services firms, such as the Company and the Bank, have been subject to enhanced regulation and oversight. Several provisions of the Dodd-Frank Act remain subject to further rulemaking, guidance, and interpretation by the federal banking agencies; moreover, certain provisions of the Dodd-Frank Act that were implemented by federal agencies have been revised or rescinded pursuant to legislative changes adopted by the U.S. Congress.
Enacted in 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) amended certain provisions of the Dodd-Frank Act as well as statutes administered by the Federal Reserve and the FDIC. Certain provisions of the Dodd-Frank Act and changes thereto resulting from the enactment of EGRRCPA that may affect the Company and the Bank are discussed below in more detail.
Permitted Activities. The permitted activities of a bank holding company are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be closely related to banking or managing or controlling banks. In addition, bank holding companies that qualify and elect to be financial holding companies, such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve), without prior approval of the Federal Reserve. Activities that are financial in nature include, but are not limited to, securities underwriting and dealing, insurance underwriting, and making merchant banking investments. Despite prior approval or permissibility, the Federal Reserve may order the Company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness, or stability of any bank subsidiary may result from such an activity.
To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed” as defined under applicable Federal Reserve requirements. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the company does not return to compliance within 180 days, the Federal Reserve may require the financial holding company to divest its depository institution subsidiaries or to cease engaging in any activity that is financial in nature (or incident to such financial activity) or complementary to a financial activity. Further, in order for a financial holding company to commence any new activity permitted by the BHCA or to acquire a company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act of 1977 (the “CRA”). See below under “The Bank – Community Reinvestment Act.”
Bank Acquisitions; Change in Control. The BHCA and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, any outstanding regulatory compliance issues of any institution that is a party to the transaction, the projected capital ratios and levels on a post-acquisition basis, the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction, the parties’ managerial resources and risk management and governance processes and systems, the parties’ compliance with the Bank Secrecy Act (“BSA”) and anti-money laundering requirements, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 and compliance with fair housing and other consumer protection laws.
On July 9, 2021, the President of the United States of America issued an Executive Order on Promoting Competition in the American Economy, which, among other initiatives, encouraged the review of current practices and adoption of a plan for the revitalization of merger oversight under the BHCA and the Bank Merger Act. On March 31, 2022, the FDIC published a Request for Information seeking information and comments regarding the regulatory framework that applies to merger transactions involving one or more insured depository institutions, but subsequently has not taken any action nor issued a report with respect to the information and comments submitted in response to the request. Making any formal changes to the framework for evaluating bank mergers would require an extended process, and any such changes are uncertain and cannot be predicted at this time. However, the adoption of more expansive or stringent standards may have an impact on the Company’s ability to engage in acquisition activities. Additionally, this Executive Order could influence the federal bank regulatory agencies’ expectations and supervisory oversight for banking acquisitions.
Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if any individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the SEC under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.
In addition, Virginia law requires prior approval from the Virginia BFI for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.
Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to the priority of payment.
Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution insolvency, receivership, or default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became “undercapitalized,” or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.
Under the Federal Deposit Insurance Act (“FDIA”), federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital management, internal controls and information systems, data security, loan documentation, credit underwriting, interest rate exposure, risk management vendor management, corporate governance, asset growth, and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.
Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Bank – Capital Requirements.” Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid by the Bank to the Company.
Limits on Dividends, Capital Distributions, and Other Payments. The Company is a legal entity, separate and distinct from its Bank subsidiary. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company, to the payment of dividends by the Company to its shareholders, and to the repurchase by the Company of outstanding shares of its capital stock. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank and the Company from engaging in unsafe or unsound practices in conducting their respective businesses. The payment of dividends, or the repurchase of outstanding capital stock, depending on the financial condition of the Bank or the Company, could be deemed to constitute such an unsafe or unsound practice.
Under the FDIA, insured depository institutions, such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if after making such distributions the institution would become “undercapitalized” (as such term is used in the FDIA).
The Company may receive fees from or pay fees to its affiliated companies for expenses incurred related to certain activities performed by or for the Company for the benefit of its affiliated companies or for its benefit. These fees are charged to/received from each affiliated company based upon various specific allocation methods measuring the estimated usage of such services by that company. The fees are eliminated from reported financial statements in the consolidation process.
The Bank
General. The Bank is supervised and regularly examined by the FDIC and the Virginia BFI. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and the acquisition of financial institutions and other companies. These laws and regulations also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, credit policies, the types of business conducted, and the location of offices. Certain of these laws and regulations are referenced above under “The Company.”
Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. Those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.
The Federal Reserve has adopted final rules regarding capital requirements and calculations of risk-weighted assets to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer, resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7.0%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total risk-based capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum total risk-based capital ratio of 10.5%, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer, which was phased in ratably over a four-year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall.
The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 16.85%, 16.85%, and 17.88%, respectively, as of December 31, 2023, thus exceeding the minimum requirements for “well capitalized” status. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 16.79%, 16.79%, and 17.82%, respectively, as of December 31, 2023, also exceeding the minimum requirements for “well capitalized” status. See Note 12 — Regulatory Capital Matters, in Notes to the December 31, 2023 Consolidated Financial Statements of the Company (the “Notes to Consolidated Financial Statements”) for additional information.
As directed by the EGRRCPA, on November 4, 2019, the federal banking agencies jointly issued a final rule that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio” (“CBLR”). Under the final rule, a qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under “prompt corrective action” rules provided it has a CBLR greater than 9%. The Bank has not yet opted into the CBLR framework, but continues to assess the potential impact of making this election as part of its ongoing capital management and planning processes.
In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial institutions to estimate and establish an allowance for credit losses using a current expected credit loss (“CECL”) model. The CECL model will estimate credit losses over the lifetime of our financial assets measured at amortized cost at the date of origination or acquisition, as opposed to reserving for incurred or probable losses through the balance sheet date. The Company implemented ASU 2016-13 on January 1, 2023, and recognized a one-time cumulative effect adjustment to the allowance through retained earnings as a result of applying this ASU. The Federal Reserve and FDIC have adopted a rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard, which the Company has not elected to implement. See “Adoption of New Accounting Standards” under Note 1 — Nature of Banking Activities and Significant Accounting Policies in Notes to the December 31, 2023 Consolidated Financial Statements for further information regarding the implementation of CECL.
Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to “undercapitalized” depository institutions. As described above, the final rules to implement the Basel III regulatory capital framework also integrated new requirements into the “prompt corrective action” framework. “Well capitalized” institutions may generally operate without additional supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave the bank “undercapitalized;” they cannot pay a management fee to a controlling person if after paying the fee, it would be “undercapitalized;” and they cannot accept, renew, or rollover any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.
Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an “undercapitalized” institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the Deposit Insurance Fund of the FDIC (“DIF”), subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly “undercapitalized” and “critically undercapitalized” institutions.
To be “well-capitalized” under the federal banking agencies’ “prompt corrective action” regulations adopted pursuant to Section 38 of the FDIA, banks must maintain a minimum Tier 1 leverage ratio of 5.0%, a minimum common equity Tier 1 capital ratio of 6.5%, a minimum Tier 1 capital ratio of 8.0%, and a minimum total capital ratio of 10.0%. The Bank met the definition of being “well capitalized” as of December 31, 2023, and December 31, 2022. See “The Bank – Capital Requirements,” above.
Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the DIF. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations as an insured depository institution, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.
The Bank is subject to deposit insurance assessments to maintain the DIF. Deposit insurance pricing is based on CAMELS composite ratings and certain other financial ratios to determine assessment rates for small-established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including Capital adequacy, Asset quality, Management capability, Earnings, Liquidity, and Sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum insurance assessment for CAMELS 1 (highest) and 2 rated banks and set minimum assessments for lower rated institutions.
In March 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The rule granted credits to smaller banks for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%. For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the Company recorded expense of $1.65 million, $958 thousand, and $920 thousand, respectively, for FDIC insurance premiums.
On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. This increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2%. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.
Transactions with Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates,” or to make loans to insiders, is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money, or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.
Loans to executive officers, directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of a bank are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act, relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which a bank is permitted to extend credit to executive officers.
Community Reinvestment Act. The Bank is subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities they serve, including low-income and moderate-income neighborhoods. If the Bank receives a rating from the FDIC of less than “satisfactory” under the CRA, restrictions on operating activities would be imposed. In addition, in order for a financial holding company, like the Company, to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. The Bank received a “satisfactory” CRA rating in its most recent examination, dated May 1, 2023.
On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (1) to encourage banks to expand access to credit, investment, and banking services in low to moderate income communities; (2) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (3) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (4) to tailor CRA evaluations and data collection to bank size and type, recognizing that differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. The Bank is currently evaluating the impact of the modified CRA regulations, but does not anticipate any resulting material impact to its operations or compliance objectives. The Bank anticipates that final and formal changes to interagency CRA regulations will require an extended process, and any such changes are uncertain and cannot be predicted at this time.
Federal Home Loan Banks (“FHLBs”). The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region, and makes loans to its members in accordance with policies and procedures established by the board of directors of the applicable FHLB. As a member, the Bank must purchase and maintain stock in the FHLB of Atlanta.
Privacy Legislation. Several laws, including the Right to Financial Privacy Act and the Gramm-Leach-Bliley Act (“GLB Act”), and related regulations issued by the federal bank regulatory agencies, provide protections against the transfer and use of customer information by financial institutions. A financial institution must provide its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice to and approval from the customer.
In March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”), which went into effect on January 1, 2023. The VCDPA grants Virginia residents the right to access, correct, delete, know, and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the protections provided by similar consumer data privacy laws in California and in Europe. The VCDPA also imposes data protection assessment requirements and authorizes the Attorney General of Virginia to enforce the VCDPA, but does not provide a private right of action for consumers. As a financial institution subject to the GLB Act, the Bank is exempt from the VCDPA, but certain third-party vendors of the Company or the Bank will be subject to the VCDPA, which may impact the products or services that we obtain from those vendors.
Collectively, these privacy laws and regulations impose compliance costs and create obligations and, in some cases, reporting obligations, and compliance with these laws, regulations, and obligations may require significant resources of the Company and the Bank.
Anti-Money Laundering Laws and Regulations. The Bank is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities (“AML laws”). This category of laws includes the BSA, the Money Laundering Control Act of 1986, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), and the Anti-Money Laundering Act of 2020.
The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Bank has implemented appropriate internal practices, procedures, and controls.
Reporting Terrorist Activities. The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various executive orders and acts of Congress. OFAC has sent, and will send, our bank regulatory agencies lists of names of persons and organizations suspected of aiding, harboring, or engaging in terrorist acts. If the Bank finds a name on any transaction, account, or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report, and notify the Federal Bureau of Investigation. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas, such as new accounts, wire transfers, and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.
Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate

Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or being prohibited from engaging in such transactions, even if approval is not required.
The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB is responsible for implementing, examining, and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets. While the Bank, like all banks, is subject to federal consumer protection rules enacted by the CFPB, because the Company and the Bank have total consolidated assets of less than $10 billion, the FDIC oversees most consumer protection aspects of the Dodd-Frank Act and other laws and regulations applicable to the Bank.
The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself or herself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. Further regulatory positions taken by the CFPB may influence how other regulatory agencies may apply the subject consumer financial protection laws and regulations.
Incentive Compensation. The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees, or benefits that could lead to material financial loss to the financial institution. The comment period for these proposed rules has closed, and a final rule has not yet been published; however, in September 2023, the SEC and the federal banking agencies indicated that the incentive compensation proposal would be on their collective 2024 regulatory agenda. If the rules are adopted as currently proposed, they will restrict the manner in which executive compensation is structured.
Mortgage Banking Regulation. In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases, restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered, and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, and income level. The Bank is also subject to rules and regulations that require the collection and reporting of significant amounts of information with respect to mortgage loans and borrowers. The Bank’s mortgage origination activities are subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms.
Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew, or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of EGRRCPA, the FDIC undertook a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” On December 15, 2020, the FDIC issued rules to revise brokered deposit regulations in light of modern deposit-taking methods. The rules established a new framework for certain provisions of the “deposit broker” definition and amended the FDIC’s interest rate methodology calculating rates and rate caps. The rules became effective on April 1, 2021. The Bank has not experienced any material impact to its operations as a result of the rules.
Future Regulation
From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies, financial holding companies, and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or the Bank.
Effect of Governmental Monetary Policies
The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve uses monetary policy tools to impact money market and credit market conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments, and deposits; they affect market interest rates charged on loans or paid for time and savings deposits, and can significantly influence employment and inflation rates. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.
Reporting Obligations under Securities Laws
The Company is subject to the periodic and other reporting requirements of the Exchange Act, including the filing of annual, quarterly, and other reports with the SEC. The Company’s SEC filings will be posted and available at no cost on its website as soon as reasonably practicable after the reports are filed electronically with the SEC. The Company’s website address is at http://investor.burkeandherbertbank.com. The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors
An investment in our Common Stock involves risks and uncertainties. In addition to the other information set forth in this Form 10-K, including information addressed under “Disclosure Regarding Forward-Looking Statements,” investors in our Common Stock should carefully consider the factors discussed below. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations, and capital position and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in our Form 10-K, in which case the trading price of our Common Stock could decline. The Risk Factors Summary that follows should be read in conjunction with the detailed description of risk factors following this summary section.

Risk Factor Summary
oRisk Related to Our Lending Activities
•We may not be able to measure and limit our credit risk adequately.
•Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations, cash flows, and/or future prospects.
•If our non-performing assets increase, our earnings will be adversely affected.
•Our focus on lending to small to medium-sized businesses may increase our credit risk.
•Adverse changes in the real estate market or economy in our market area could lead to higher levels of problem loans and charge-offs, adversely affecting our earnings and financial condition.
•We are exposed to higher credit risk by commercial real estate, commercial and industrial, and acquisition, construction & development-based lending, as well as large lending relationships.
•We engage in lending secured by real estate and may be forced to foreclose on the collateral.
•A significant percentage of our loans are attributable to a relatively small number of borrowers.
•The appraisals and other valuation techniques we use may not accurately reflect the net value of the asset.
oRisks Related to Funding and Liquidity
•Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.
•Loss of deposits or a change in deposit mix could increase our cost of funding.
•Limits on our ability to use brokered deposits as part of our funding strategy may affect our profitability.
oRisks Related to Our Business, Industry, and Markets
•We operate in a highly competitive market and face increasing competition from a variety of traditional and new financial services providers.
•Our financial performance may be negatively affected if we are unable to execute our strategy.
•Failure to keep up with the rapid technological changes in the financial services industry could have an adverse effect on our competitive position and profitability.
•We follow a relationship-based operating model, and our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.
•We are dependent on our management team and key employees.
•Changes in interest rates and monetary policy may negatively affect our earnings, income and financial condition, as well as the value of our assets.
•We are subject to physical and financial risks associated with climate change impacts.
oRisks Related to Our Operations
•We face risks related to our operational, technological, and organizational infrastructure.
•System failure or breaches of our network security, including as a result of cyber-attacks or data security breaches, could subject us to increased operating costs, litigation, and other liabilities.
•We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.
•We could be subject to losses, regulatory action, or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees, and vendors.
•We are subject to claims and litigation pertaining to intellectual property.
•We may be adversely affected by the lack of soundness of other financial institutions or other market participants.
•Our risk management framework may not be effective in mitigating risks and/or losses to us.
•Demand for the Company’s services is influenced by general economic and consumer trends.
oRisks Related to Our Regulatory Environment
•Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.
•We are subject to stringent capital requirements, which could have an adverse effect on our operations.

•We face a risk of noncompliance and enforcement action with the BSA and other anti-money laundering statutes and regulations.
•We are subject to laws regarding the privacy, information security, and protection of personal information and any violation of these laws or other incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.
•Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
•Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.
•Increased scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to Environmental, Social, and Governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
oRisks Related to an Investment in Our Common Stock
•We currently qualify as an “emerging growth company”, and the reduced disclosures and relief from certain other significant disclosure requirements that are available to emerging growth companies may make our Common Stock less attractive to investors.
•The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.
•If we fail to design, implement, and maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.
•We may issue additional equity securities, or engage in other transactions, which could affect the priority of our Common Stock, which may adversely affect the market price of our Common Stock.
•An investment in our Common Stock is not an insured deposit and is not guaranteed by the FDIC.
•Our Bylaws designate the United States District Court for the Eastern District of Virginia, Alexandria Division, or in the event that court lacks jurisdiction, the Circuit Court of the City of Alexandria, Virginia, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which may not be enforced and could discourage lawsuits against us and our directors and officers.
oRisks Relating to the Consummation of the Merger and Burke & Herbert Following the Merger
•We expect to incur substantial costs related to the merger and integration.
•Combining Burke & Herbert and Summit may be more difficult, costly, or time-consuming than expected, and Burke & Herbert and Summit may fail to realize the anticipated benefits of the merger.
•Our results following the merger may suffer if we do not effectively manage our expanded operations, including complying with any enhanced regulatory requirements.
•The continuing corporation may be unable to retain Burke & Herbert and/or Summit personnel successfully after the merger is completed.
•Regulatory approvals necessary for the merger to close may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the continuing corporation following the merger.
•The merger agreement may be terminated and the merger may not be completed.
•Failure to complete the merger could negatively impact us.
•In connection with the merger, we will assume Summit’s outstanding debt obligations, and our level of indebtedness following the completion of the merger could adversely affect our ability to raise additional capital and to meet our obligations under its existing indebtedness.
•We will be subject to business uncertainties and contractual restrictions while the merger is pending.
•The elevated interest rate environment may adversely impact the fair value adjustments of investments and loans acquired in the merger.
•Our shareholders will have reduced ownership and voting interest in the continuing corporation after the consummation of the merger and will exercise less influence over management.

Risk Related to Our Lending Activities
We may not be able to measure and limit our credit risk adequately, which could adversely affect our profitability.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely, or at all, or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. Many of our loans are made to small to medium-sized businesses that may be less able to withstand competitive, economic, and financial pressures than larger borrowers. If the overall economic climate in the United States, generally, or in our market, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of non-performing loans, charge-offs, and delinquencies could rise and require significant additional provisions for expected credit losses. Additional factors related to the credit quality of multifamily residential, real estate construction, and other commercial real estate loans include the quality of management of the business and tenant vacancy rates.
The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions. Credit risk policies and procedures and credit-related risks are reviewed and approved by multiple committees that assess credit risk and enterprise-wide risks. Our risk management practices, such as monitoring the concentration of our loans within specific markets and our credit approval, review, and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies, and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures, and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition, and results of operations.
Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations, cash flows, and/or future prospects.
We attempt to maintain an appropriate allowance for credit losses to provide for our estimate of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2023, the allowance for credit losses was $25.3 million or 1.21% of total gross loans. The determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; new information regarding existing loans, credit commitments and securities holdings; global pandemics; natural disasters and risks related to climate change; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities, and off-balance sheet credit exposures. There is no precise method of predicting credit losses, and therefore, we always face the risk that losses in future periods will exceed our allowance for credit losses and that we would need to make additional provisions to our allowance for credit losses. Our methodology for the determination of the adequacy of the allowance for credit losses is set forth in Note 4 — Allowance for Credit Losses of the accompanying Consolidated Financial Statements.
Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or to take additional charge-

offs for which we have not established adequate reserves, our business, financial condition, and results of operations could be adversely affected at that time.
On January 1, 2023, the Company adopted the Current Expected Credit Loss (“CECL”) methodology as required under ASC 326. The CECL standard requires us to record, at the time of origination, credit losses expected throughout the life of our loans as opposed to the previous approach of recording losses when it became probable that a loss event had occurred. Accordingly, our allowance for credit losses may experience more fluctuations under the CECL model than it has in the past, which could in turn result in more volatility in our provision for credit losses and, therefore, earnings. See “Recent Accounting Pronouncements” under Note 1 — Nature of Business Activities and Significant Accounting Policies of this Form 10-K, for further information regarding the implementation of CECL.
If our non-performing assets increase, our earnings will be adversely affected.
At December 31, 2023, we had $3.7 million in non-performing assets. Non-performing assets consist of non-accrual loans, loans 90 days or more past due and still accruing interest, and other real estate owned. Non-performing assets held by the Company will adversely affect our net income in various ways:
•We record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;
•We must provide for probable credit losses through a current period charge to the provision for credit losses;
•Non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;
•There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and
•The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.
If borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase, which could have a material adverse effect on our financial condition and results of operations.
Our focus on lending to small to medium-sized businesses may increase our credit risk.
We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital access or borrowing capacity than larger entities, frequently have smaller market shares than their competition, and may be more vulnerable to economic downturns. These businesses also often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair their ability as a borrower to repay a loan. These factors may be especially true given the effects of global macroeconomic conditions, including volatility and market factors related to or caused by any health crises, global political conflict, rising interest rates, labor market volatility, and instability in financial markets. If general economic conditions in the markets in which we operate negatively impact this customer segment, our results of operations and financial condition and the value of our Common Stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years, and the borrowers may not have experienced a complete business or economic cycle. The deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

Adverse changes in the real estate market or economy in our market area could lead to higher levels of problem loans and charge-offs, adversely affecting our earnings and financial condition.
We make loans primarily to borrowers in the Washington, D.C. MSA, focusing on the Virginia counties of Arlington, Fairfax, Loudoun and Prince William and the independent cities located within those counties, and Washington, D.C., and its Maryland suburbs. A substantial portion of our loans are secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in such areas, or the continuation of such adverse developments, could increase the levels of non-performing loans and charge-offs, and reduce loan demand and deposit growth. In that event, we would likely experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is volatility or weakness in the economy or any significant sector of the economy in our markets, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for credit losses may increase, the value of collateral may decline, and loan demand may be reduced.
We are exposed to higher credit risk by commercial real estate, commercial and industrial, and acquisition, construction & development-based lending as well as large lending relationships.
Commercial real estate, commercial and industrial, and acquisition, construction & development-based lending usually involve higher credit risks than 1-4 family residential real estate lending. As of December 31, 2023, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate – 62.7%; owner-occupied commercial real estate – 6.3%; commercial and industrial – 3.2%; and acquisition, construction & development – 2.4%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2023, we had 17 relationships that each had over $25 million of outstanding borrowings. While we are not dependent on any of these relationships and while none of these large relationships have directly impacted our allowance for credit losses, a deterioration of any of these large credits could require us to increase our allowance for credit losses or result in significant losses.
Commercial and industrial loans and owner-occupied commercial real estate loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself, which in turn can be dependent upon general economic conditions remaining stable. In addition, the assets securing the loans depreciate over time, are difficult to appraise and liquidate, and fluctuate in value based on the success of the business.
Real estate construction and development loan lending involves additional risks because funds are advanced based on the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs (particularly given recent volatility in supply chains, the availability of raw materials, and general economic conditions) and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan, as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
Additionally, commercial real estate loans, commercial and industrial loans, and acquisition, construction & development loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans. In particular, the banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Banking regulatory authorities typically give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposure. If our banking regulators determine that our commercial real estate lending activities are particularly risky and are subject to heightened scrutiny, we may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities.
We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with foreclosure and the ownership of real property.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate or write-downs in the value of other real estate owned (“OREO”) could have an adverse effect on our business, financial condition, and results of operations.
Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expenses associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default, including in response to the COVID-19 pandemic. Additionally, federal and state regulators have prosecuted or pursued enforcement action against a number of mortgage servicing companies for alleged consumer law violations. If new federal or state laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers to foreclosure, they could have an adverse effect on our business, financial condition, and results of operations.
A significant percentage of our loans are attributable to a relatively small number of borrowers.
Our 10 largest borrowing relationships accounted for approximately 22.4% of our total loans at December 31, 2023. Our largest single borrowing relationship accounted for approximately 3.0% of our total loans at December 31, 2023. The loss of any combination of these borrowers, or a significant decline in their borrowings due to fluctuations related to their business needs or as a result of general economic conditions, could adversely affect our results of operations if we are unable to replace their borrowings with similarly priced new loans or investments. In addition, with this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credit losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.
The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property and other real estate owned may not accurately reflect the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of OREO that we acquire through foreclosure proceedings and to determine loan impairments.
If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, if any, and our allowance for credit losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for credit losses could have an adverse effect on our business, financial condition, and results of operations. The Company did not have any OREO as of December 31, 2023.

Risk Related to Funding and Liquidity
Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.
Liquidity is essential to our business. An inability to maintain sufficient deposits or raise funds through additional deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms that are acceptable to us, could be impaired by factors that affect us specifically, the financial services industry, or the economy, in general. Factors that could detrimentally affect our access to liquidity sources may be beyond our control and include, among other things, market disruptions, changes in our credit ratings or the sentiment of our investors, the state of the regulatory environment and monetary and fiscal policies, competitive dynamics, reputational damage, the confidence of depositors in us or the financial-services industry, generally, a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, and an adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets, rising interest rates, the possibility of the U.S. government defaulting on its debt, or negative views and expectations about the prospects for the financial services industry.
Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry, generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past, and may in the future, lead to market-wide liquidity problems. For example, in March 2023, two large financial institutions were closed and entered into FDIC receivership in part due to significant deposit withdrawals, which resulted in further significant deposit withdrawals at certain other financial institutions. While the Company did not experience significant unusual deposit withdrawals related to these events in early 2023, we cannot be assured that similar unusual deposit withdrawal activity will not affect banks, generally, or us in the future.
Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. However, loan demand may exceed the rate at which we are able to build core deposits for which there is substantial competition from a variety of different competitors, so we may rely on interest-sensitive deposits, including brokered deposits, as sources of funds. Those deposits may not be as stable as other types of deposits, and in the future, depositors may not renew those deposits when they mature, or we may have to pay a higher rate of interest to attract or retain them or to replace them with other deposits or with funds from other sources. Not being able to attract deposits, or to retain or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, retain, or replace those deposits could have a negative effect on our net interest margin and operating results.
Loss of deposits or a change in deposit mix could increase our cost of funding.
Deposits are generally a low-cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources. Depending on the interest rate environment and competitive factors, low-cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.
Limits on our ability to use brokered deposits as part of our funding strategy may affect our profitability.
A “brokered deposit” is any deposit that is obtained from, or through the mediation or assistance of, a deposit broker. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. We have used brokered deposits in the past, and we may continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2023, brokered deposits represented approximately 13.0% of our total deposits.
Banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized could be restricted from accepting such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits, if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. Should we lose our “well capitalized” status, these restrictions could materially and adversely affect our ability to access lower costs funds, and thereby decrease our future earnings capacity.

Risks Related to Our Business, Industry and Markets
We operate in a highly competitive market and face increasing competition from a variety of traditional and new financial services providers.
We have many competitors. Our principal competitors are commercial and community banks, credit unions, savings and loan associations, mortgage banking firms, online mortgage lenders, and consumer finance companies, including large national financial institutions that operate in our market. Many of these competitors are larger than us, have significantly more resources, greater brand recognition, more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing, and may better afford and make broader use of media advertising, support services, and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We compete with these other financial institutions, both in attracting deposits and making loans. We expect competition to continue to increase as a result of legislative, regulatory, and technological changes, the continuing trend of consolidation in the financial services industry, and the continued emergence of alternative banking sources. Our profitability in large part depends upon our continued ability to compete successfully with traditional and new financial services providers, some of which maintain a physical presence in our market and others of which maintain only a virtual presence. Increased competition could require us to increase the rates we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability.
Our financial performance may be negatively affected if we are unable to execute our strategy.
Our strategy is to grow organically and supplement that growth with select acquisitions, if available. Our success depends primarily on generating loans and deposits of acceptable risk and expense. There can be no assurance that we will be successful in continuing our organic, or internal, growth strategy. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at reasonable cost depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, changes in banking laws, and other factors.
We cannot be certain of our ability to manage increased levels of assets and liabilities without increased expenses and higher levels of non-performing assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely affect earnings, shareholder returns, and our efficiency ratio. Increases in operating expenses or non-performing assets may decrease our earnings and the value of the Company’s capital stock.
To the extent we are able to supplement organic growth with one or more acquisitions, we will be subject to risks commonly encountered in such transactions, including risks related to the time and expense of identifying, evaluating, and negotiating potential acquisitions, exposure to unknown or contingent liabilities of the target, difficulty of integrating the operations and personnel of the target, potential disruption of our ongoing business, failure to retain key personnel at the acquired business, and failure to realize any expected revenue increases, cost savings, and other projected benefits from an acquisition. See “Risks Relating to the Consummation of the Merger and Burke & Herbert Following the Merger” in this Item 1A — Risk Factors for additional information regarding the risks related to our pending merger with Summit.
Failure to keep up with the rapid technological changes in the financial services industry could have an adverse effect on our competitive position and profitability.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. Failure to keep pace successfully with technological change affecting the financial services industry could harm our ability to compete effectively and could have an adverse effect on our business, financial condition, and results of operations. As these technologies improve in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have an adverse effect on our business, financial condition, and results of operations.
We follow a relationship-based operating model, and our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.
We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining bankers and other associates who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, and caring about our customers and associates. Furthermore, maintaining our reputation also depends on our ability to protect our brand name and associated trademarks.
However, reputation risk, or the risk to our business, earnings, and capital from negative public opinion surrounding our Company, and the financial services industry, generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including business and lending practices, corporate governance, and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present given the nature of our business. If our reputation is negatively affected by the actions of our employees, or otherwise, our business and operating results may be materially adversely affected.
We are dependent on our management team and key employees.
We believe that our continued growth and future success will depend on the retention of our management team and key employees. Our management team and other key employees, including those who conduct our loan origination and other business development activities, have significant industry experience. We cannot ensure that we will be able to retain the services of any members of our management team or other key employees. Though we have employment agreements in place with certain members of our management team, they may still elect to leave at any time. The loss of any of our management team or our key employees could adversely affect our ability to execute our strategy, and we may not be able to find adequate replacements on a timely basis, or at all.
Our future success also depends on our continuing ability to attract, develop, motivate, and retain key employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Because the market for qualified individuals is highly competitive, we may not be able to attract and retain qualified officers or candidates. Failure to attract and retain a qualified management team and qualified key employees could have an adverse effect on our business, financial condition, and results of operations.
Changes in interest rates and monetary policy may negatively affect our earnings, income and financial condition, as well as the value of our assets.
Our earnings and cash flows depend substantially upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies, and in particular, the policies of the Federal Reserve.
An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a rising interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In an interest rate environment such as the one we experienced in 2023, loan origination and refinancing activity may decline and the rate of interest we pay on our interest-bearing deposits, borrowings, and other liabilities may increase more quickly than the rate of interest we receive on loans, securities, and other earning assets.
Changes in monetary policy, including changes in interest rates, could not only influence the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (1) our ability to originate loans and obtain deposits; (2) the fair value of our financial assets and liabilities, including our securities portfolio; and (3) the average duration of our interest-earning assets. Interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk). Individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and interest rate relationships may change across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. For example, during 2023 inflation and rapid increases in interest rates led to a decline in the trading value of previously issued government securities with interest rates below then-current market interest rates, leading in turn to losses on the sale of such instruments by certain financial institutions, related effects on liquidity, and unrealized losses for institutions holding onto such instruments. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.
We are subject to physical and financial risks associated with climate change and other weather and natural disaster impacts.
We are subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in our markets subject us to significant risks, and more frequent severe weather events magnify those risks. Large-scale weather catastrophes, or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. In addition, the effects of climate change may have a significant effect on our geographic markets and could disrupt our operations or the operations of our customers, third-party service providers, or supply chains, more generally. Those disruptions could result in declines in economic conditions in our geographic markets or industries in which our borrowers operate and impact their ability to repay loans or maintain deposits. Climate change could also impact our assets or employees directly or lead to changes in customer preferences that could negatively affect our growth or business strategies. In addition, our reputation and customer relationships could be damaged due to our practices related to climate change, including our or our customers’ involvement in certain industries or projects associated with causing or exacerbating climate change. Moreover, the federal banking regulators are increasingly focused on the physical and financial risks to financial institutions associated with climate change, which may result in increased requirements regarding the disclosure and management of climate risks and related lending activities, as well as increased compliance costs.

Risks Related to Our Operations
We face risks related to our operational, technological, and organizational infrastructure.
Our ability to grow and compete is dependent on the Bank’s ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. In our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons, and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of the technology systems that the Bank uses both to interface with customers and to manage internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations depends on these systems.
We continuously monitor our operational and technological capabilities and make modifications and improvements as circumstances warrant. In some instances, the Bank may build and maintain these capabilities itself; however, we outsource many of these functions to third parties. These third parties may experience errors or disruptions, including cyber-attacks, that could adversely impact the Bank and over which the Bank may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third-party providers of such platforms into the Bank’s existing businesses.
Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior technologies or services compared to those that we provide, which could put us at a competitive disadvantage. Accordingly, we may lose customers seeking new technology-driven products and services to the extent we are unable to compete effectively.
System failure or breaches of our network security, including as a result of cyber-attacks or data security breaches, could subject us to increased operating costs, as well as litigation and other liabilities.
The computer systems and network infrastructure we use may be vulnerable to physical theft, fire, power loss, telecommunications failure, or a similar catastrophic event, as well as security breaches, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers or malicious actors. Any damage or failure that causes breakdowns or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny for failure to comply with required information security standards, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us.
Computer break-ins, phishing, and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. Information security risks have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of the Bank’s or our customers’ confidential, proprietary, and other information, or otherwise disrupt the Bank’s or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
The Bank is under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals extract funds directly from our customer accounts. Attempts to breach sensitive customer data, such as account numbers and social security numbers, present significant reputational, legal, and/or regulatory costs to us, if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. We cannot assure that we will not be the victim of a material hacking or cyberattack that could cause us to suffer material losses or other harms. The occurrence of any cyber-attack or information security breach could result in potential liability to customers, reputational damage, and the disruption of our operations, and regulatory concerns, all of which could adversely affect our business, financial condition, or results of operations.
We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.
Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production, and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained, or repeated system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on our business, financial condition, and results of operations.
We could be subject to losses, regulatory action, or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees, and vendors.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, and the terms of any such transaction, we may rely on information furnished by, or on behalf of, clients and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information, and other financial information. We may also rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Any such misrepresentation or incorrect or incomplete information, whether fraudulent or inadvertent, may not be detected prior to funding. In addition, one or more of our employees or vendors could cause a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our loan documentation, operations, or systems. Whether a misrepresentation is made by the applicant or another third-party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations may also be difficult to locate, and we may be unable to recover any of the monetary losses we may suffer as a result of the misrepresentations. Any of these developments could have an adverse effect on our business, financial condition, and results of operations.
We are subject to claims and litigation pertaining to intellectual property.
Banking and other financial services companies, such as ours, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, may from time to time claim to hold intellectual property sold to us by our vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to our operations, and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have an adverse effect on our business, financial condition, and results of operations.
We may be adversely affected by the lack of soundness of other financial institutions or other market participants.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies may be interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, clearing agencies, exchanges, and other financial intermediaries. As a result, defaults by, declines in the financial condition of, or even rumors or questions about one or more financial services companies, or the financial services industry, generally, could lead to market-wide liquidity problems and losses or defaults by us or other institutions. These losses could have an adverse effect on our business, financial condition, and results of operations. For example, in March 2023, two large financial institutions were closed and entered FDIC receivership in each case due primarily to liquidity concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC stated that all depositors of those two institutions would have access to their deposits, including funds held in uninsured deposit accounts, it is not certain that depositors of future failed banks will receive similar treatment. Hence, borrowers under credit agreements, letters of credit and certain other financial instruments with any financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.
Our risk management framework may not be effective in mitigating risks and/or losses to us.
Our risk management framework is governed by various committees, including the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, the Enterprise Risk Management Committee, the Credit Risk Management Committee, the Asset/Liability Committee, the Trust & Wealth Management Committee, and the Regulatory Risk Committee. In lieu of a Chief Risk Officer, the Chief Credit Officer, the Executive Vice President for Enterprise Risk, and the Chief Financial Officer have primary responsibility for credit risk, enterprise risk, including regulatory risk, and asset and liability management risk, respectively, with each directly reporting to the Chief Executive Officer.
Our risk management framework is comprised of various processes, systems, and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate, and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances. Our risk management framework may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, and results of operations could be adversely affected. We may also be subject to potentially adverse regulatory consequences.
Demand for the Company’s services is influenced by general economic and consumer trends beyond the Company’s control, including disruptions in the financial services industry, in general, and events such as global pandemics and geopolitical conflict.
There can be no assurance that our business and corresponding financial performance will not be adversely affected by general economic or consumer trends or events, including those affecting the financial services industry, in general, as well as pandemics, public health crises, weather catastrophes, acts of terrorism, war, and political instability. In particular, global economic markets have seen extensive volatility since the outbreak of the COVID-19 pandemic and the wars in Ukraine and the Middle East, which were further exacerbated by the closing of certain financial institutions by regulators in March 2023, and related disruptions in the financial services industry, in general. In addition, recent events and attacks in the Red Sea on international shipping vessels threaten renewed inflationary pressures and the potential for short-term interest rates to remain elevated. These events have created, and may continue to create, significant disruption of the global economy and financial and labor markets. If such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition, and results of operations. Furthermore, such economic conditions have produced downward pressure on share prices and on the availability of credit for financial institutions and corporations, while also driving up interest rates, further complicating borrowing and lending activities. If current levels of market disruption and volatility continue or increase, the Company might experience reductions in business activity, increases in funding costs, decreases in asset values, additional write-downs and impairment charges, and lower profitability.

Risks Related to our Regulatory Environment
Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.
We are subject to extensive regulation, supervision, and examination by the Federal Reserve, our primary federal regulator, the Virginia BFI, our chartering authority, and the FDIC, as insurer of our deposits. Such regulation and supervision govern the activities in which we and the Bank may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our Common Stock. Various consumer compliance laws also affect our operations. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, and determination of the level of our allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, or supervisory action, may have a material impact on our operations. The earnings of the Bank, and therefore the earnings of the Company, are affected by changes in federal and state legislation and actions of various regulatory authorities.
We are subject to stringent capital requirements, which could have an adverse effect on our operations.
Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. Not including the capital conservation buffer, the capital rules require community bank holding companies and community banks to maintain a common equity Tier 1 to risk-weighted assets ratio of at least 4.5%, a Tier 1 capital to risk-weighted assets ratio of at least 6.0%, a total capital to risk-weighted assets ratio of at least 8.0%, and a leverage ratio of Tier 1 capital to total consolidated assets of at least 4.0%. The capital conservation buffer, which was phased in ratably over a four-year period beginning January 1, 2016, is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments. In addition, for an insured depository institution to be “well capitalized” under the banking agencies’ “prompt corrective action” framework, it must have a common equity Tier 1 ratio of at least 6.5%, Tier 1 capital ratio of at least 8.0%, a total capital ratio of at least 10.0%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or capital directive, or “prompt corrective action” directive issued by its primary federal or state banking regulator to meet and maintain a specific capital level for any capital measure.
The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a bank holding company to make capital injections into a subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress. A capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or raise capital to make the required capital injection.
Any new or revised standards adopted in the future may require us to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic capital requirements. We may not be able to raise additional capital at all, or on terms acceptable to us. Failure to maintain capital to meet current or future regulatory requirements could have an adverse effect on our business, financial condition, and results of operations.
We face a risk of noncompliance and enforcement action with the BSA and other anti-money laundering statutes and regulations.
The BSA, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports, such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement Network, and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by OFAC, which is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties as defined by various Executive Orders and Acts of Congress. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties, and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on merger and acquisition activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have an adverse effect on our business, financial condition, and results of operations.
We are subject to laws regarding the privacy, information security, and protection of personal information and any violation of these laws or other incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.
Our business requires the collection and retention of large volumes of customer data, including personally identifiable information (“PII”), in various information systems that we maintain and in those maintained by third-party service providers. We also maintain important internal company data, such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees, and other third parties). For example, our business is subject to the GLB Act, which, among other things: (i) imposes certain limitations on our ability to share nonpublic PII about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing, and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement, and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory, or law enforcement notification in the event of a security breach.
Ensuring that our collection, use, transfer, and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential, or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices, or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition, and results of operations.
Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
We regularly use third-party vendors in our business, and we rely on some of these vendors for critical functions, including, but not limited to, our core processing function. Third-party relationships are subject to increasingly demanding regulatory requirements and attention by bank regulators. We expect our regulators to hold us responsible for deficiencies in our oversight or control of our third-party vendor relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or that such vendors have not performed adequately, we could be subject to administrative penalties or fines as well as requirements for consumer remediation, any of which could have a material adverse effect on our business, financial condition, and results of operations.
Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.
The federal banking agencies have issued guidance regarding concentrations in commercial real estate lending for institutions that are deemed to have particularly high concentrations of commercial real estate loans within their lending portfolios. Under this guidance, an institution that has (i) total reported loans for construction, land development, and other land which represent 100% or more of the institution’s total risk-based capital; or (ii) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, is identified as having potential commercial real estate concentration risk. An institution that is deemed to have concentrations in commercial real estate lending is expected to employ heightened levels of risk management with respect to its commercial real estate portfolios, and may be required to maintain higher levels of capital.
As of December 31, 2023, acquisition, construction & development loans were 11.1% of our total risk-based capital, and commercial real estate, including owner-occupied loans, were 325.6% of our total risk-based capital. Commercial real estate loans, including acquisition, construction & development and owner-occupied loans, have increased 19.7% during the prior 36 months. We cannot guarantee that any risk management practices we implement will be effective in preventing losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending and has implemented, and continues to maintain, heightened portfolio monitoring and reporting and strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition, and results of operations.
Increased scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to Environmental, Social, and Governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
As a regulated financial institution listed on a national exchange, we face increased scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain customers and business partners, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. ESG-related costs, including costs with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

Risks Related to an Investment in Our Common Stock
We currently qualify as an “emerging growth company”, and the reduced disclosures and relief from certain other significant disclosure requirements that are available to emerging growth companies may make our Common Stock less attractive to investors.
We are an “emerging growth company,” as defined in the federal securities laws, and we intend to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements to hold non-binding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities in an offering registered under the Securities Act, though we may cease to be an emerging growth company earlier, if our gross revenues exceed $1.235 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. If our merger with Summit is completed before June 30, 2024, as expected, we anticipate that we would no longer qualify as an emerging growth company.
Investors and securities analysts may find it more difficult to evaluate our Common Stock because we rely on one or more of these exemptions. If, as a result, some investors find our Common Stock less attractive, there may be a less active trading market for our Common Stock, which could result in reductions and greater volatility in the prices of our Common Stock.
The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.
We have been subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act since April 2023. As a result, we have undertaken and are required to continue to undertake actions, including the preparation and distribution of periodic reports, proxy statements, and other shareholder communications in compliance with the federal securities laws and rules and complying with Nasdaq Stock Market listing standards and rules.
The applicability of these rules and regulations and changes in laws, regulations, and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, have increased legal and financial compliance costs and made some activities more time consuming and costly. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses that we have not historically incurred. These costs have materially increased and may continue to impact our general and administrative expenses. Furthermore, the need to maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, results of operations, and financial condition.
As an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain temporary exemptions from various reporting requirements. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them.

If we fail to design, implement and maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud. We may not be able to identify all significant deficiencies and/or material weaknesses in our internal control over financial reporting in the future, and our failure to maintain effective internal control over financial reporting could have an adverse effect on our business, financial condition, and results of operations.
In the normal course of our operations, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board (“PCAOB”), as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective, and when we cease to be an emerging growth company under the JOBS Act, preclude our independent registered public accounting firm from rendering their report addressing an assessment of the effectiveness of our internal control over financial reporting. In addition, disclosures of deficiencies of this type in our SEC reports could cause investors to lose confidence in our financial reporting, and may negatively affect the market price of our Common Stock, and could result in the delisting of our securities from the securities exchanges on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, such deficiencies may adversely affect us.
We may issue additional equity securities, or engage in other transactions, which could affect the priority of our Common Stock, which may adversely affect the market price of our Common Stock.
In connection with the pending merger with Summit, we will issue approximately 7,400,527 shares of Common Stock to Summit shareholders and will issue a new series of serial preferred stock to current holders of Summit preferred stock in exchange for the shares of the Summit preferred stock. Additionally, our Board may determine from time to time, that we need to raise additional capital by issuing additional shares of our Common Stock or other securities. Sales of substantial amounts of our Common Stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Common Stock. We are not restricted from issuing additional shares of Common Stock, including securities that are convertible into, or exchangeable for, or that represent the right to receive Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be effected. Any additional issuance of Common Stock could be dilutive to existing common shareholders. We may also issue, without shareholder approval, shares of preferred stock that will provide investors in such shares with rights, preferences, and privileges that are senior to, and that adversely affect, our then current common shareholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our Common Stock, which ranks junior to our customer deposits and indebtedness. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our Common Stock, or both. Holders of our Common Stock are not entitled to preemptive rights or other protections against dilution.

An investment in our Common Stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.
An investment in our Common Stock is not a deposit account or other obligation of the Bank and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund, or by any other governmental, public, or private entity. An investment in our Common Stock is inherently risky for the reasons described herein. As a result, if you acquire our Common Stock, you could lose some or all of your investment.
Our Bylaws designate the United States District Court for the Eastern District of Virginia, Alexandria Division, or in the event that court lacks jurisdiction, the Circuit Court of the City of Alexandria, Virginia, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which may not be enforced and could discourage lawsuits against us and our directors and officers.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the Eastern District of Virginia, Alexandria Division, or in the event that court lacks jurisdiction, the Circuit Court of the City of Alexandria, Virginia, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee, or other agent of ours to us or our shareholders, any action asserting a claim arising pursuant to any provision of the Virginia Stock Corporation Act (“VSCA”) or our Articles of Incorporation or Bylaws, or any action asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce, or determine the validity of the Articles of Incorporation or Bylaws, in each case subject to such court having personal jurisdiction over the indispensable parties named as defendants in any such action. By its terms, the exclusive forum provision in our bylaws would apply to claims made under the Exchange Act or the Securities Act. However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result of these provisions, the exclusive forum provisions may not apply to, and there is uncertainty as to whether a court would enforce such exclusive forum provisions with respect to, suits brought to enforce any duty or liability created by the Exchange Act or the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our Bylaws. The exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors or officers and the provision may increase costs on a shareholder pursuing any claims against us, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations, and financial condition.

Risks Relating to the Consummation of the Merger and Burke & Herbert Following the Merger
We expect to incur substantial costs related to the merger and integration.
We have incurred and expect to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, severance/employee benefit-related costs, public company filing fees, and other regulatory fees, financial printing, and other printing costs, and other related costs. Some of these costs are payable regardless of whether the merger is completed.
We have also incurred and expect to incur significant, non-recurring costs in connection with negotiating the merger agreement and closing the merger. In addition, the continuing corporation will incur integration costs following the completion of the merger, as we integrate their businesses, including facilities and systems consolidation costs and employment-related costs. Burke & Herbert and Summit may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies, and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing, and benefits. While Burke & Herbert and Summit have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the continuing corporation taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. Anticipated future merger and integration-related pre-tax costs are currently estimated to be $57 million.
Combining Burke & Herbert and Summit may be more difficult, costly, or time-consuming than expected, and Burke & Herbert and Summit may fail to realize the anticipated benefits of the merger.
The merger would combine two financial institutions of relatively similar asset size. The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Burke & Herbert and Summit. To realize the anticipated benefits and cost savings from the merger, Burke & Herbert and Summit must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If Burke & Herbert and Summit are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses, and operating results of the continuing corporation following the completion of the merger, which may adversely affect the value of the common stock of the continuing corporation following the completion of the merger.
Burke & Herbert and Summit have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, or inconsistencies in standards, controls, procedures, and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Burke & Herbert and Summit during this transition period and for an undetermined period after completion of the merger on the continuing corporation.
Furthermore, the board of directors of the continuing corporation will consist of former directors from each of Burke & Herbert and Summit. Combining the boards of directors of each company into a single board could require the reconciliation of differing priorities and philosophies.

Our results following the merger may suffer if we do not effectively manage our expanded operations, including complying with any enhanced regulatory requirements.
Following the merger, the size of our business will increase beyond the current size of either Burke & Herbert’s or Summit’s business. Our success as the continuing corporation will depend, in part, upon our ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the continuing corporation will be successful or that it will realize the expected operating efficiencies, revenue enhancement, or other benefits currently anticipated from the merger.
The continuing corporation may also face increased scrutiny from governmental authorities as a result of the increased size of its business, including if the total assets of the continuing corporation grow to exceed $10 billion as of December 31 of any calendar year. Banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on any holdings of Federal Reserve Bank of Richmond common stock; subject to limits on interchange fees pursuant to the Durbin amendment to the Dodd-Frank Act; subject to certain enhanced prudential standards; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the “community bank leverage ratio”. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, and the incurrence of significant expenses, which could have a significant adverse effect on Burke & Herbert’s financial condition or results of operations.
The continuing corporation may be unable to retain Burke & Herbert and/or Summit personnel successfully after the merger is completed.
The success of the merger will depend, in part, on our ability to retain the talents and dedication of key employees currently employed by Burke & Herbert and Summit. It is possible that these employees may decide not to remain with Burke & Herbert or Summit, as applicable, while the merger is pending or with the continuing corporation after the merger is consummated. If Burke & Herbert and Summit are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Burke & Herbert and Summit could face disruptions in their operations, loss of existing customers, loss of key information, expertise, or know-how, and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the continuing corporation’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the continuing corporation’s business to suffer. Burke & Herbert and Summit also may not be able to locate or retain suitable replacements for any key employees who leave either company.
Regulatory approvals necessary for the merger to close may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the continuing corporation following the merger.
Before the merger and the bank merger may be completed, various approvals and consents must be obtained from the Federal Reserve Board (unless a waiver is granted), the FDIC, the VBFI, the West Virginia Division of Financial Institutions (the “WVDFI”), and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party and other considerations. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political, or community group inquiries, investigations, or opposition; or changes in legislation or the political environment, generally.
Any approvals granted may impose terms and conditions, limitations, obligations, or costs, or place restrictions on the conduct of the continuing corporation’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions and that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the continuing corporation following the merger, or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the merger. The completion of the merger is conditioned on the receipt of the requisite regulatory approvals and the expiration of all statutory waiting periods without the imposition of any material burdensome regulatory condition. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions, or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.
In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, neither Burke & Herbert nor Summit, nor any of their respective subsidiaries, is permitted (without the written consent of the other party), to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals, and authorizations of governmental entities or regulatory agencies that would reasonably be expected to have a material adverse effect on the continuing corporation and its subsidiaries, taken as a whole, after giving effect to the merger and the bank merger.
The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include, among others: (i) authorization for listing on Nasdaq of the shares of Burke & Herbert common stock to be issued in the merger, subject to official notice of issuance; (ii) the receipt of the requisite regulatory approvals, including the approval of the Federal Reserve Board (unless a waiver is granted), the FDIC, the VBFI and the WVDFI; and (iii) the absence of any order, injunction, decree, or other legal restraint preventing the completion of the merger, the bank merger, or any of the other transactions contemplated by the merger agreement or making the completion of the merger, the bank merger, or any of the other transactions contemplated by the merger agreement illegal. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations, and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement, and (c) the receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of Section 368(a) of the Code.
While certain conditions to the merger have been achieved to date, including the requisite approval of Burke & Herbert and Summit shareholders, the remaining conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time or Burke & Herbert or Summit may elect to terminate the merger agreement in certain other circumstances.
Failure to complete the merger could negatively impact us.
If the merger is not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets and from their respective customers and employees. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against Burke & Herbert or Summit to perform their respective obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, either Burke & Herbert or Summit may be required to pay a termination fee of $14.86 million to the other party.
Additionally, we have incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, Burke & Herbert and Summit will have paid these expenses without realizing the expected benefits of the merger.
In connection with the merger, we will assume Summit’s outstanding debt obligations, and our level of indebtedness following the completion of the merger could adversely affect our ability to raise additional capital and to meet our obligations under our existing indebtedness.
In connection with the merger, we will assume Summit’s outstanding indebtedness. Our existing debt, together with any future incurrence of additional indebtedness, and the assumption of Summit’s outstanding indebtedness could have important consequences for the continuing corporation’s creditors and the continuing corporation’s shareholders. For example, it could:
•limit the continuing corporation’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;
•restrict the continuing corporation from making strategic acquisitions or cause the continuing corporation to make non-strategic divestitures;
•restrict the continuing corporation from paying dividends to its shareholders;
•increase the continuing corporation’s vulnerability to general economic and industry conditions; and
•require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the continuing corporation’s indebtedness, thereby reducing the continuing corporation’s ability to use cash flows to fund its operations, capital expenditures, and future business opportunities.
We will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain, and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships. In addition, subject to certain exceptions, Burke & Herbert and Summit have each agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of the other party. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.
The elevated interest rate environment may adversely impact the fair value adjustments of investments and loans acquired in the merger.
Upon the closing of the merger, the continuing corporation will need to adjust the fair value of Summit’s investment and loan portfolios. The elevated interest rate environment could have the effect of increasing the magnitude of the purchase accounting marks relating to such fair value adjustments, thereby increasing initial tangible book value dilution, extending the tangible book value earn-back period, and negatively impacting the continuing corporation’s capital ratios, which may result in the continuing corporation taking steps to strengthen its capital position.
Our shareholders will have reduced ownership and voting interest in the continuing corporation after the consummation of the merger and will exercise less influence over management.
Our shareholders currently have the right to vote in the election of the board of directors and on other matters affecting Burke & Herbert and Summit, respectively. When the merger is completed, each Burke & Herbert shareholder and each Summit shareholder will become a holder of our common stock with a percentage ownership of the continuing corporation that is smaller than the holder’s percentage ownership of either Burke & Herbert or Summit individually, as applicable, prior to the consummation of the merger. Based on the number of shares of Burke & Herbert common stock and Summit common stock outstanding as of the close of business on the respective record dates, and based on the number of shares of Burke & Herbert common stock expected to be issued in the merger, the former Summit shareholders, as a group, are estimated to own approximately 50% of the outstanding shares of the continuing corporation immediately after the merger and current Burke & Herbert shareholders as a group are estimated to own approximately 50% of the outstanding shares of the continuing corporation immediately after the merger. Because of this, our shareholders may have less influence on the management and policies of the continuing corporation than they now have on the management and policies of Burke & Herbert.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption, and maintenance of the institution’s operations after a cyberattack. If the Company or the Bank fails to meet the expectations set forth in this regulatory guidance, the Company or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Company or the Bank.
On November 18, 2021, the federal bank regulatory agencies issued a final rule, with compliance required as of May 1, 2022, imposing new notification requirements for cybersecurity incidents. The rule requires financial institutions to notify their primary federal regulator as soon as possible and no later than 36 hours after the institution determines that a cybersecurity incident has occurred that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the institution’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business, (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States. To date, we have not experienced a material cyber-attack that would require such reporting, though there can be no guarantee that such will not occur in the future, and any such attack could have a negative effect on our business and results of operations.
Cybersecurity risk is a key factor in assessing the Company’s overall operational and regulatory risk and is a component of our overall information security protocols. The Company maintains a formal information security management program designed, in part, to identify risks to sensitive information, protect that information, detect threats and events, and maintain an appropriate response and recovery capability to help ensure resilience against information security incidents. The program includes, among other things, 24/7 monitoring of all critical infrastructure, active threat hunting, and endpoint Extended Detection and Response (“XDR”) capabilities, to assist with prevention of attacks from advanced adversaries. This monitoring and response is reinforced with regular vulnerability scanning/remediation and penetration testing and includes an annual risk assessment that looks to threats on the Company’s own information technology platforms, and also assesses potential threats, owing to our use of third-party information technology platforms and services. As part of these processes, we engage well-established and professional third-party information security consultants to aid in the assessment and development of our monitoring and threat-detection processes and work with our internal teams. All employees receive security training upon hiring, annual refresher training for all employees, and phishing exercises to raise employee awareness. Information security protocols are a part of the Company’s Information Security Policy that is reviewed and approved annually by the Company’s Board. The ongoing oversight of cybersecurity risk is accomplished primarily through the Information Technology Steering Committee, comprised of management, the Regulatory Risk Committee, and the Enterprise Risk Management Committee, both comprised of management and members of the Board. Through these committees the Company keeps abreast of significant matters of actual, threatened, or potential breaches of cybersecurity protocols, monitors the effectiveness of the information security program through regular review of key metrics and assessment reports, discusses topical events requiring consideration, and if necessary, recommends changes to the Information Security Policy for approval by the Company’s Board, which retains the ultimate responsibility for overseeing our enterprise risk management, including cybersecurity. In addition to regular reports from these committees, the Board receives regular reports from management on material cybersecurity risks and the Company's efforts to combat threats to its digital infrastructure. The Company also maintains specific cyber insurance through its corporate insurance program, the adequacy of which is subject to review and oversight by the Company’s Board. With the increase in cyber-threat vectors and enhanced focus on cybersecurity, the Company and the Bank continue to monitor legislative, regulatory, and supervisory developments related thereto.

Item 2. Properties
The Company is headquartered in Alexandria, Virginia, and conducts business through its headquarters, corporate center, and operational offices, twenty-three full-service bank branches, and four loan production offices. We own fourteen of our twenty-three full-service branches. The Company owns its principal executive office at 100 S. Fairfax Street, Alexandria, VA, and its corporate center located at 5680 King Centre Drive in Alexandria, Virginia.
We own or lease other premises for use in conducting our business activities, including bank branches, an operations center, and offices in Alexandria, Annandale, Arlington, Ashburn, Burke, Centreville, Falls Church, Fredericksburg, Manassas, McLean, Loudoun County, Richmond, Springfield, Vienna, Woodbridge Counties, VA, and in Bethesda, MD. We believe that our current facilities and planned relocation are adequate to meet our present and foreseeable needs, subject to possible future expansion. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

Item 3. Legal Proceedings
Legal Proceedings
In the ordinary course of our operations, and from time to time, the Company and its subsidiary are parties to various claims and lawsuits. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us. Although the ultimate outcome of legal proceedings cannot be ascertained at this time, it is the opinion of management that the liabilities (if any) resulting from such legal proceedings will not have a material adverse effect on the Company’s business, including its consolidated financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
The Common Stock of the Company is listed on the Nasdaq Capital Market under the symbol “BHRB”. As of March 21, 2024, the Company had 7,440,025 shares of Common Stock outstanding and there were 207 holders of record of our common stock.
Dividends
There are no restrictions in the Company’s corporate articles on its ability to pay dividends. The Company has historically paid cash dividends to its shareholders and expects to pay comparable dividends in the future. On January 26, 2024, the Company announced a cash dividend of $0.53 per share on the Company’s outstanding Common Stock, payable on March 1, 2024, to shareholders of record as of February 15, 2024.
Holders of our Common Stock are only entitled to receive dividends when, as, and if declared by the Board out of funds legally available for dividends. As the Company is a financial holding company and does not engage directly in business activities of a material nature, its ability to pay dividends depends, in large part, upon the receipt of dividends from the Bank. Any future determination relating to our dividend policy will be made by the Board and will depend on a number of factors, including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, our ability to service debt obligations senior to our Common Stock, banking regulations, contractual, legal, tax and regulatory restrictions, and limitations on the payment of dividends by the Company to its shareholders or by the Bank, and such other factors as the Board may deem relevant.
Purchases of Equity Securities by the Issuer
There were no repurchases of our common stock during the three months ended December 31, 2023.
Performance Graph
Set forth below is a line graph comparing the cumulative total return of Burke & Herbert’s common stock assuming reinvestment of dividends, with that of the NASDAQ Composite Total Return Index and the Keefe, Bruyette & Woods Regional Banking Total Return Index for the five-year period, ending December 31, 2023.
The cumulative total shareholder return assumes a $100 investment, on December 31, 2018, in the common stock of the Company, and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that the Company’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

Burke & Herbert Total Return Performance
Index Value
300.00
250.00
200.00
150.00
100.00
50.00
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Burke & Herbert Financial Services Corp.
NASDAQ Composite Total Return Index
Keefe, Bruyette & Woods Regional Banking Total Return Index

	For the Year Ended
	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Burke & Herbert Financial Services Corp.	100.00	77.48	60.52	81.01	107.26	98.65
NASDAQ Composite Total Return Index	100.00	136.69	198.09	242.03	163.27	236.15
Keefe, Bruyette & Woods Regional Banking Total Return Index	100.00	123.82	113.04	154.46	143.76	143.18

The Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Burke & Herbert specifically incorporates it by reference into such filing.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations of the Company should be read in conjunction with our consolidated financial statements and notes thereto presented in Item 8. Financial Statements and Supplementary Data. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods. We are a financial holding company and we conduct all of our material business operations through the Bank. As a result, the discussion and analysis below primarily relate to activities conducted at the Bank.
We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties, see Disclosure Regarding Forward-Looking Statements. Actual results may differ materially from those contained in these forward-looking statements.

Overview
Burke & Herbert Financial Services Corp. was organized as a Virginia corporation on September 14, 2022, to serve as the holding company for the Bank. The Company commenced operations as a bank holding company on October 1, 2022, following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. In September 2023, the Company elected financial holding company status. As a financial holding company, the Company is subject to regulation and supervision by the Federal Reserve. The Company has no material operations and owns 100% of the Bank. The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank is supervised and regulated by the FDIC and the Virginia BFI.
The Bank offers a full range of business and personal financial solutions designed to meet customers’ banking, borrowing, and investment needs and has over 20 branches throughout the Northern Virginia region and commercial loan offices in Fredericksburg, Loudoun County, and Richmond, Virginia, and in Bethesda, Maryland.
The Bank derives a significant portion of its income from interest received on loans and investments. The Bank’s primary source of funding is deposits, both interest-bearing and non-interest-bearing. In order to maximize the Bank’s net interest income, or the difference between the income on interest-earning assets and the expense of interest-bearing liabilities, the Bank must not only manage the volume of these balance sheet items, but also the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To account for credit risk inherent in all loans, the Bank maintains an allowance for credit loss (“ACL”) to absorb expected credit losses on existing loans that may become uncollectible. The Bank establishes and maintains this ACL by charging a provision for credit losses against operating earnings. In order to maintain its operations and branch locations, the Bank incurs various operating expenses, which are further described within the “Results of Operations” later in this section.
As of December 31, 2023, we had total consolidated assets of $3.6 billion, gross loans of $2.1 billion, total deposits of $3.0 billion, and total shareholders’ equity of $314.8 million. As of December 31, 2023, we had 400 full-time employees. None of our employees are covered by a collective bargaining agreement.
Pending Merger with Summit Financial Group, Inc.
On August 24, 2023, the Company and Summit Financial Group, Inc., entered into a merger agreement pursuant to which Summit will merge with and into Burke & Herbert, with Burke & Herbert as the continuing corporation. Immediately following the merger, Summit Community Bank, Inc., a West Virginia banking corporation and a wholly-owned direct subsidiary of Summit, will merge with and into the Bank, with the Bank as the continuing bank. In the merger, Summit shareholders will receive 0.5043 shares of Burke & Herbert common stock for each share of Summit common stock they own (the “exchange ratio”), subject to the payment of cash in lieu of fractional shares. In addition, each share of Summit series 2021 preferred stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive one share of a newly created series of Burke & Herbert preferred stock having rights, preferences, privileges, and voting powers, and limitations, and restrictions, thereof, that are not materially less or more favorable to the holders of the Summit series 2021 preferred stock.
On December 6, 2023, the Company and Summit, Inc. announced that at special meetings of their respective shareholders held on December 6, 2023, Burke & Herbert and Summit shareholders each approved the merger of Summit with and into Burke & Herbert, pursuant to the merger agreement. The merger is expected to close in the second quarter of 2024, subject to regulatory approvals and certain other customary closing conditions. The impact of this transaction, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Critical Accounting Policies and Estimates
Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions, and judgments based on available information. These estimates, assumptions, and judgments affect the amounts reported in the financial statements and accompanying notes and are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions, and judgments inherent in those policies, are critical in understanding our financial statements.
Our most significant accounting policies are presented in the notes to the accompanying consolidated financial statements. These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, we have identified the determination of the allowance for credit losses and income taxes to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new information becomes available.
Allowance for Credit Losses
The allowance for credit losses represents our estimate of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and projections including reasonable and supportable, reversion, and post-reversion forecasts. It is a valuation account that is deducted from the financial assets’ amortized cost basis to present the net amount expected to be collected on the financial asset. Financial assets are charged-off against the allowance when management believes the uncollectibility of a financial asset is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
The Company’s loan portfolio is the largest financial asset that is in scope of this critical accounting estimate. Determining the amount of the allowance for credit losses is considered a critical accounting estimate, because it is based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts, and prepayment experience as related to credit contractual terms. Management estimates the allowance balance using relevant available information from internal and external sources. Historical credit loss experience provides the basis for the estimation of expected credit losses; adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, and delinquency levels, as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. The model methodology used for funded credits, along with taking into consideration the probability of drawdowns or funding om unfunded commitments and whether such commitments are irrevocable or not by the Company, is how the Company determines the allowance for credit losses for unfunded commitments. These evaluations are conducted at least quarterly and more frequently, if deemed necessary.
The Company is using an internally developed model that produces an estimate of the allowance for credit losses as the lifetime expected credit losses of the loan portfolio. This model uses a remaining useful life or weighted average remaining maturity (“WARM”) method within defined-contractual terms by federal call codes. The model forecasts net charge-off rates by call codes using ordinary least squares (“OLS”) regression models that use macroeconomic variables to forecast the Company’s and peer banks’ net charge-off rates. These models are used to produce reasonable and supportable forecasts of net charge-off rates. The macroeconomic variables utilized by the Company include variables that meet defined criteria in forecasting credit losses for our loan portfolio. These variables include, but are not limited to, unemployment rates, housing and commercial real estate prices, gross domestic product levels, equity market conditions or interest rates, as well as other variables that are portfolio-specific, such as those pertaining to commercial real estate or to residential loan portfolios. The Company sources the macroeconomic variables and the macroeconomic variable forecasts that it uses in its ACL model from the Standard & Poor’s Global Market Intelligence and from CoStar Group.
The Company currently has set an initial reasonable and supportable period of two years with a subsequent straight-line loss-rate reversion for the following four quarters before then utilizing historical average loss rates in remaining periods of the modeled contractual terms. Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable, reversion and post-reversion period forecasts on collectively evaluated loans. As the reasonable and supportable and reversion period forecasts reflect the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative adjustments considered by management include the following: (i) management’s assessment of macroeconomic forecasts used in the model and how those forecasts align with management’s overall evaluation of current expected credit conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio, and external factors that may ultimately impact credit quality; and (iii) underwriting and delinquency trends. The qualitative factors applied at December 31, 2023, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. Management reviews supplemental data sources including historical net charge-off rates and data measuring other specific credit outcomes from its systems of record in supporting qualitative factors. However, qualitative factor evaluations are inherently imprecise and require significant management judgement.
See Note 1 — Nature of Business Activities and Significant Accounting Policies for more discussion of the qualitative factors along with information on the allowance for credit losses for the off-balance sheet credit exposures.
Income Taxes
The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated taxes due. The calculation of each component of the Company’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of the Company’s evaluation and implementation of business strategies, consideration is given to the regulations and tax laws that apply to the specific facts and circumstances for any tax positions under evaluation. Management closely monitors tax developments on both the federal and state level in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments used in determining the income tax provision and records adjustments as necessary.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company must consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the results of recent operations. A valuation allowance is recognized for a deferred tax asset if, based on the available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. See Note 8 — Income Taxes, in Notes to the December 31, 2023 Consolidated Financial Statements of the Company for additional information.
Non-GAAP Financial Measures
We prepare our financial statements in accordance with U.S. GAAP and also present certain non-GAAP financial measures that exclude certain items or otherwise include components that differ from the most directly comparable measures calculated in accordance with U.S. GAAP. Non-GAAP measures are provided as additional useful information to assess our financial condition and results of operations (including period-to-period operating performance). These non-GAAP measures are not intended as a substitute for GAAP financial measures and may not be defined or calculated the same way as non-GAAP measures with similar names used by other companies. For more information, including the reconciliation of these non-GAAP financial measures to their corresponding GAAP financial measures, see the respective sections where the measures are presented.

Current Economic Environment in the Financial Services Industry
Commercial Real Estate Concerns
The commercial real estate (“CRE”) sector has been impacted significantly by rising interest rates and higher vacancies, increasing the prospect of default that borrowers may face due to the record amount of upcoming maturities. In addition, the office market continues to struggle with fewer employees in the office after the COVID-19 pandemic. The Bank continues to monitor its commercial real estate portfolio by reviewing various credit risk and concentration reports. The Bank’s exposure to commercial real estate at December 31, 2023, was $1.3 billion or 62.7% of its gross loan portfolio, not including owner-occupied commercial real estate and acquisition, construction & development. Commercial real estate as a percent of total assets at December 31, 2023, was 36.2%, not including owner-occupied commercial real estate and acquisition, construction & development. Including owner-occupied commercial real estate and acquisition, construction & development, total exposure was $1.5 billion or 71.4% of our total gross loans and 41.2% of total assets at December 31, 2023.
Loan balances by portfolio segment amortized cost (in thousands) and by percentage of our total gross loan portfolio at December 31, 2023, were as follows:

	December 31, 2023
	Amortized Cost	Percentage
Commercial real estate	$1,309,084	62.7%
Owner-occupied commercial real estate	131,381	6.3
Acquisition, construction & development	49,091	2.4
Commercial & industrial	67,847	3.2
Single family residential (1-4 units)	527,980	25.3
Consumer non-real estate and other	2,373	0.1
Total gross loans	$2,087,756	100.0%

Monitoring of the CRE concentration is performed at both the loan level and at the portfolio level. The Credit Risk Management team provides management and the board of directors with periodic reports on the credit portfolio, which include the CRE portfolio (including owner-occupied CRE and acquisition, construction & development loans). These reports provide an assessment of asset quality and risk rating migration and monitor concentrations against the board approved concentration limits (including sub-limits). The tables below present the Bank’s commercial real estate, owner-occupied commercial real estate, and acquisition, construction & development portfolios by collateral type and geographic location (in thousands).

	Commercial Real Estate by Collateral Type and Geographic Location
	VA	MD	DC	Other	Total	Percentage
Retail Real Estate	$189,214	$115,863	$29,742	$4,964	$339,783	26.0%
Industrial/Warehouse	190,210	23,406	—	—	213,616	16.3
Multi-Family	124,415	19,462	50,597	906	195,380	14.9
Office Buildings/Condos	125,978	36,297	24,725	—	187,000	14.3
Hotels/Motels	36,577	40,139	53,179	13,876	143,771	11.0
Self-Storage	59,685	—	—	—	59,685	4.6
Nursing-Assisted Living	38,375	—	—	—	38,375	2.9
Restaurants	19,066	7,545	10,738	867	38,216	2.9
Gas Stations	7,483	1,693	14,953	—	24,129	1.8
Other	25,989	12,219	30,921	—	69,129	5.3
Total	$816,992	$256,624	$214,855	$20,613	$1,309,084	100.0%

	Owner-Occupied Commercial Real Estate by Collateral Type and Geographic Location
	VA	MD	DC	Other	Total	Percentage
Industrial/Warehouse	$39,131	$602	$—	$5,971	$45,704	34.8%
Office Buildings/Condos	20,965	606	635	—	22,206	16.9
Churches/Religious Organizations	20,126	1,267	246	—	21,639	16.5
Retail	10,296	—	139	—	10,435	7.9
Private School	7,670	—	—	—	7,670	5.8
Gas Stations	5,353	1,096	—	—	6,449	4.9
Restaurants	2,275	177	—	—	2,452	1.9
Other	13,761	690	375	—	14,826	11.3
Total	$119,577	$4,438	$1,395	$5,971	$131,381	100.0%

	Acquisition, Construction & Development by Collateral Type and Geographic Location
	VA	MD	DC	Other	Total	Percentage
Multi-Family	$—	$—	$11,205	$11,171	$22,376	45.5%
Industrial/Warehouse	—	11,335	—	—	11,335	23.1
Land	7,056	1,150	—	—	8,206	16.7
Residential For-Sale	3,711	—	—	—	3,711	7.6
Other	3,463	—	—	—	3,463	7.1
Total	$14,230	$12,485	$11,205	$11,171	$49,091	100.0%

CRE loans are monitored through various processes that include payment monitoring, financial reporting, and covenant compliance monitoring, and annual reviews for larger relationships. Furthermore, construction loans are monitored throughout the life of the project and the construction loan administration function is centralized within the Credit Risk Management team. Monitoring the market conditions is also an important component of prudent CRE risk management. Quarterly construction progress reviews are also completed on all acquisition, construction & development loans. For each loan, management reviews the adequacy of the construction budget, adequacy of the interest reserve, pace of construction, and review of any loan covenants.
The Bank believes its underwriting and monitoring standards for commercial real estate loans are sufficient to evaluate its loan portfolio and keep it from incurring significant losses. The majority of the Bank’s commercial real estate loans are in Virginia (approximately 63.8%) and within the Greater Washington, DC MSA area, and it does not have significant exposure to any economic areas of the country that are underperforming the national economy. Additionally, the Bank’s overall exposure to the “Office” collateral type is 14.0% of total commercial real estate loans, including owner-occupied commercial real estate and acquisition, construction & development. The Bank believes that the combined loan portfolio is well-diversified, generally seasoned, manageable, and will outperform the industry in terms of performance through the economic cycle; however, our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans. For further discussion see Item 1A, under the caption “Risk Factors”.

2023 Banking Failures and Ensuing Liquidity Concerns
In response to the bank failures that occurred during March and May 2023 and the attendant stress on economic agents, including various financial markets, the Company took multiple proactive measures to mitigate any potential financial and operational impacts. Such measures included, but were not limited to:
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
For further discussion see Item 1A, under the caption “Risk Factors”. The measures taken followed meetings convened by a subcommittee provided for in our Asset/Liability policy more fully described in Item 7A. — Quantitative and Qualitative Disclosures About Market Risk.
The Company’s key inputs and certain assumptions of the stress testing included, but were not limited to, uninsured deposits, deposit composition and deposit flows, borrowings and borrowing capacity, interest rate movements and sensitivity, unrealized losses in the investment securities portfolio, loan balances and loan demand, credit risks, and current allowances for credit losses. Results of the stress tests indicated capital levels that remained above the well capitalized regulatory ratios and liquidity metrics remained within internal policy guidelines. For additional information related to capital, see Notes to the Consolidated Financial Statements – Note 12 — Regulatory Capital Matters. The Company intends to continue conducting such stress tests on a periodic basis.
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
Findings, as a result of the Company’s prudent liquidity modeling, may result in the change of certain products offered to customers or adjust the way the Company manages its balance sheet. Such changes could include adjusting interest rates offered on certain deposit products, changes to interest rates charged in lending activities, or the suspension of certain products and activities altogether. Times of significant economic stress may cause the mix of funding to shift and increase the likelihood of changes to certain products in order to manage the Company’s overall liquidity and capital position.
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
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth. See Note 7 — Advances and Other Borrowings and Note 14 — Commitments and Contingencies, in Notes to Consolidated Financial Statements for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.
Capital Management
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
Applicable Basel III Capital Rules require the Company and the Bank to maintain minimum Common Equity Tier 1 (“CET 1”), Tier 1, and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and counter-cyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “counter-cyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.
Under capital adequacy guidelines and the regulatory framework for “prompt corrective action”, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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

As of December 31, 2023, and December 31, 2022, the Bank complied with all regulatory capital standards and qualifies as “well capitalized”. Note 12 — Regulatory Capital Matters in Notes to the Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
Effects of Inflation
The majority of assets and liabilities of a financial institution are monetary in nature; therefore, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories that are greatly impacted by inflation. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher-than-normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation also affects other expenses that tend to rise during periods of general inflation.
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
Key Factors Affecting Financial Performance
We face a variety of risks that may impact various aspects of our financial performance from time to time. The extent of such impacts may vary depending on factors such as the current business and economic conditions, political and regulatory environment, and operational challenges. Many of these risks and our risk management strategies are described in more detail elsewhere in this Report.
Our success will depend upon, among other things, the following factors that we manage or control:
•Effectively managing capital and liquidity, including:
◦Continuing to maintain and, over time, grow our deposit base as a low-cost stable funding source,
◦Prudent liquidity and capital management to meet evolving regulatory capital, capital planning, stress testing, and liquidity standards, and
◦Actions we take within the capital and other financial markets,
•Our ability to manage any material costs related to the execution of our strategic priorities, including increased employees, infrastructure, compliance, and other costs in a profitable manner over the long term,
•Management of credit risk and interest rate risk in our portfolio,
•Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•The impact of legal and regulatory-related contingencies,
•The appropriateness of critical accounting estimates and related contingencies,
•Our ability to manage operational risks related to new products and services, changes in processes and procedures, or the implementation of new technology,
•The ability to make investments to promote compliance with existing and evolving regulatory requirements that will increase as the Company grows and will result in increased administrative expenses that we did not previously incur, which costs may materially increase our general and administrative expenses, and

•The ability to execute our strategic objectives, including completing our pending merger with Summit, successfully integrating Summit’s operations, people, and technology with ours, and continuing to efficiently satisfy the obligations associated with being a public company, all of which will require significant resources and management attention and may divert management’s attention from our business operations.
Our financial performance is also substantially affected by a number of external factors outside of our control, including the following:
•Economic conditions, including the length and extent of the economic impacts of events affecting the financial services market generally as well as pandemics and political conflicts, and any actions taken to mitigate and manage such impacts,
•The effect of climate change on our business and performance, including indirectly through impacts on our customers,
•The actions by the Federal Reserve, U.S. Treasury, and other government agencies, including those that impact money supply and market interest rates and inflation,
•The level of, and direction, timing, and magnitude of movement in interest rates and the shape of the interest rate yield curve,
•The functioning and other performance of and availability of liquidity in U.S. and global financial markets, including capital markets,
•The impact of tariffs and other trade policies of the U.S. and its global trading partners,
•Changes in the competitive landscape,
•Impacts of changes in federal, state, and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending, and social programs,
•The impact of market credit spreads on asset valuations,
•The ability of customers, counterparties, and issuers to perform in accordance with contractual terms and the resulting impact on our asset quality,
•Loan demand, utilization of credit commitments, and standby letters of credit,
•The impact on customers and changes in customer behavior due to changing business and economic conditions or regulatory or legislative initiatives,
•The possibility that the Summit merger will not close when expected, or at all, because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis, or at all, and
•Our ability to eventually and successfully integrate into our operations Summit’s assets, liabilities, and systems, as well as new management personnel and customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto.
The impact of these items, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For additional information on the risks we face, see Item 1A. — Risk Factors.

Selected Financial Data
The following table sets forth selected historical consolidated financial information for each of the periods indicated. This information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, below, and with the accompanying consolidated financial statements included in this Form 10-K. The historical information indicated as of and for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, has been derived from the Company’s audited consolidated financial statements for the years ended December 31, 2023, December 31, 2022, and December 31, 2021. Historical results set forth below and elsewhere in this Form 10-K are not necessarily indicative of future performance.

	As of December 31,
(In thousands, except ratios, share, and per share data)	2023	2022	2021
Selected Financial Condition Data:
Total assets	$3,617,579	$3,562,898	$3,621,743
Total cash and cash equivalents	44,498	50,295	77,363
Total investment securities, at fair value	1,248,439	1,371,757	1,605,681
Net loans	2,062,455	1,866,182	1,713,364
Company-owned life insurance	94,159	92,487	91,062
Premises and equipment, net	61,128	53,170	36,875
Total deposits	3,001,881	2,920,400	2,933,417
Advances and other borrowings	272,000	343,100	275,000
Total shareholders’ equity	314,750	273,453	389,627

	As of or for the Year Ended December 31,
Selected Operating Data:	2023	2022	2021
Interest income	$146,896	$112,633	$100,820
Interest expense	53,137	8,941	4,217
Net interest income	93,759	103,692	96,603
Provision for (recapture of) credit losses	214	(7,466)	(1,002)
Total non-interest income	17,952	17,087	17,251
Total non-interest expenses	86,436	75,946	74,414
Income before income taxes	25,061	52,299	40,442
Income tax expense	2,369	8,286	4,277
Net income	22,692	44,013	36,165

Per Share Data:
Average shares of Common Stock outstanding, basic	7,428,042	7,425,088	7,424,405
Average shares of Common Stock outstanding, diluted	7,506,855	7,467,717	7,430,064
Total shares of Common Stock outstanding	7,428,710	7,425,760	7,423,760
Basic net income per share	$3.05	$5.93	$4.87
Diluted net income per share	3.02	5.89	4.87
Dividends declared per share	2.12	2.12	2.00
Dividend payout ratio (1)	70.20%	35.99%	41.07%
Book value (at period end)	$42.37	$36.82	$52.48

	As of or for the Year Ended December 31,
	2023	2022	2021
Performance Ratios:
Return on average assets	0.63%	1.24%	1.02%
Return on average equity	8.00	14.28	9.35
Interest rate spread (2)	2.23	3.06	2.91
Net interest margin (3)	2.85	3.19	2.97
Efficiency ratio (4)	77.37	62.88	65.36

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets (5)	16.85%	17.97%	17.59%
Total risk-based capital to risk-weighted assets (5)	17.88	18.88	18.84
Tier 1 capital to risk-weighted assets (5)	16.85	17.97	17.59
Tier 1 capital to average assets (5)	11.31	11.34	10.81
Average equity to average assets (5)	7.90	8.65	10.93

Asset Quality Ratios:
Allowance coverage ratio	1.21%	1.11%	1.82%
Allowance for credit losses as a percentage of non-performing loans	675.77	382.74	120.75
Net charge-offs to average outstanding loans during the period	—	0.18	—
Non-performing loans as a percentage of total loans	0.18	0.29	1.50
Non-performing assets as a percentage of total assets	0.10	0.15	0.73

Other Data:
Number of full-service branches	23	23	24
Number of full-time equivalent employees	400	411	397
__________________
(1)Dividend payout ratio represents per share dividends declared divided by diluted earnings per share.
(2)The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3)The net interest margin represents fully taxable-equivalent net interest income as a percent of average interest-earning assets for the period.
(4)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income.
(5)Capital ratios are for Burke & Herbert Financial Services Corp. in 2023 and 2022 and Burke & Herbert Bank & Trust Company in 2021. See Note 12 — Regulatory Capital Matters in Notes to the December 31, 2023 Consolidated Financial Statements of the Company for additional information.

Results of Operations
Results of Operations for Years Ended December 31, 2023, and December 31, 2022
General
Consolidated net income for the year ended December 31, 2023, was $22.7 million compared to $44.0 million earned during the year ended December 31, 2022. The $21.3 million or 48.4% decrease in net income in 2023 compared to 2022 was primarily due to increased funding costs, Nasdaq listing costs, merger-related costs, and the change in provision for credit losses that included a recapture of the allowance for loan losses in the prior year ended December 31, 2022.
Net interest income totaled $93.8 million for the year ended December 31, 2023, compared to $103.7 million for the year ended December 31, 2022. The $9.9 million decrease in net interest income was primarily driven by higher deposit and borrowing interest expense and was partially offset by higher interest income from loan growth as well as increases in interest rates for loans and securities. Savings and time deposits were the primary driver of increased net interest expense due to both volume and rate.
For the year ended December 31, 2023, the Company recorded credit provision expense of $0.2 million compared to a recapture of provision of $7.5 million for the year ended December 31, 2022. For the year ended December 31, 2022, the Company was able to recapture a provision related to the initial uncertainty of the COVID-19 pandemic and the sale of a non-performing loan note. This non-performing loan had a specific reserve prior to the sale of the note. For the current period, the adoption of CECL (which requires the Company to estimate provision of credit losses using an expected life-time loss approach versus an incurred model), along with increased loan portfolio balances resulted in a higher credit expense for the year ended December 31, 2023, compared to the year ended December 31, 2022.
Non-interest income increased by $0.9 million, or 5.1%, to $18.0 million for the year ended December 31, 2023, compared to $17.1 million for the year ended December 31, 2022. The increase in non-interest income was primarily due to a $0.5 million increase in other non-interest income, which included an increase in dividend income from FHLB stock, and an increase in fee income from customer swap activity compared to the year ended December 31, 2022. The Company also realized lower losses on the sale of securities resulting in an increase of $0.3 million in net gains/(losses) from securities compared to the year ended December 31, 2022.
Non-interest expense increased by $10.5 million, or 13.8%, to $86.4 million for the year ended December 31, 2023, compared to $75.9 million for the year ended December 31, 2022. The increase was primarily due an increase in pensions and other employee benefit costs of $1.7 million, costs associated with the listing of our common stock on the Nasdaq stock exchange, including the filing of a Form 10 Registration Statement, costs incurred for the pending merger with Summit, and the sale of corporate buildings that lowered non-interest expense by $4.6 million for the year ended December 31, 2022. For the year ended December 31, 2023, the Company incurred $3.0 million of legal, consulting, and audit fees related to the announced merger with Summit Financial Group, Inc.
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
Fluctuations in interest rates as well as changes in the volume and mix of earnings assets and interest-bearing liabilities can impact net interest income and net interest margin. Management closely monitors both total net interest income and the net interest margin and seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity, and repricing options of all classes of interest-bearing assets and liabilities.

Net interest income totaled $93.8 million for the year ended December 31, 2023, compared to $103.7 million for the year ended December 31, 2022. The $9.9 million decrease in net interest income was primarily driven by higher deposit and borrowing interest expense and was partially offset by higher interest income from loan growth as well as increases in interest rates for loans and securities. Interest-bearing deposits were the primary driver of increased net interest expense due to both volume and rate. The increase in volume for the interest-bearing deposits was due to the shift from non-interest-bearing deposit accounts to these accounts.
The taxable-equivalent net interest margin was 2.85% for the year ended December 31, 2023, compared to 3.19% for the year ended December 31, 2022. The decrease in tax-adjusted net interest margin was primarily driven by the increase in market rates that increased the cost of deposits and other borrowings in excess of the increase in interest income from interest-earning assets.
The yield for the year ended December 31, 2023, for the loan portfolio was 5.07% compared to 4.15% for the year ended December 31, 2022. The increase was primarily the result of new loan production in a rising rate environment.
For the year ended December 31, 2023, the tax-adjusted yield on the total investment securities portfolio was 3.44% compared to 2.71% for the year ended December 31, 2022. The increase was primarily due to higher market interest rates that increased the effective rate earned on investment securities.
The rate paid on interest-bearing deposits increased to 1.86% during the year ended December 31, 2023, from 0.19% during the year ended December 31, 2022. The increase was a result of market and economic conditions, which led to an increase in rates paid on selected parts of our deposit portfolio. Increases in deposit rates rose at a faster pace due to the increases in the Federal Funds Rate through 2023.
The rate paid on our borrowings for the year ended December 31, 2023, was 4.69% compared to 1.93% for the year ended December 31, 2022. The increase was due to the increase in short-term borrowing costs, driven by increases in the Federal Funds Rate through 2023.

The following table sets forth the major components of net interest income and the related yields and rates for the years ended December 31, 2023, and December 31, 2022, for comparison (dollars in thousands).

	For the Years Ended
	2023			2022
	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid	Average Outstanding Balance	Interest Income/Expense	Rate Earned/ Paid
Assets:
Loans, gross(1)(2)	$2,007,030	$101,800	5.07%	$1,773,883	$73,640	4.15%
Interest-bearing deposits and fed funds sold	52,002	2,302	4.43	42,695	436	1.02
Taxable securities	1,020,707	37,179	3.64	1,149,023	29,616	2.58
Tax-exempt securities(3)	265,608	7,108	2.68	361,671	11,316	3.13
Total securities	1,286,315	44,287	3.44	1,510,694	40,932	2.71
Total interest-earning assets	3,345,347	148,389	4.44	3,327,272	115,008	3.46
Non-interest-earning assets	249,008			234,062
Total assets	$3,594,355			$3,561,334

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$878,740			$971,618
Interest-bearing demand	544,651	2,312	0.42%	580,901	202	0.03%
Savings	967,306	15,819	1.64	1,116,941	1,551	0.14
Time	597,796	21,064	3.52	293,418	1,989	0.68
Total interest-bearing deposits	2,109,753	39,195	1.86	1,991,260	3,742	0.19
Total deposits	2,988,493	39,195	1.31	2,962,878	3,742	0.13
Borrowings:
FHLB advances and other(4)	297,111	13,942	4.69	269,576	5,199	1.93
Total interest-bearing liabilities	2,406,864	53,137	2.21	2,260,836	8,941	0.40
Non-interest-bearing liabilities	24,949			20,721
Equity	283,802			308,159
Total liabilities and equity	$3,594,355			$3,561,334

Taxable-equivalent net interest income /net interest spread(5)		95,252	2.23%		106,067	3.06%
Taxable-equivalent net interest margin(6)			2.85%			3.19%
Taxable-equivalent net adjustment		(1,493)			(2,375)
Net interest income		$93,759			$103,692
Net interest-earning assets	$938,483			$1,066,436
(1)Non-accrual loans are included in average loan balances.
(2)Loan fees are included in the calculation of interest income.
(3)Yields and interest income on tax-exempt assets are computed on a taxable-equivalent basis assuming a 21% tax rate.
(4)FHLB Advances and other includes finance lease liabilities.
(5)The interest rate spread represents the difference between the fully taxable equivalent weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(6)The net interest margin represents fully taxable equivalent net interest income as a percent of average interest-earning assets for the period.
Taxable-equivalent net interest margin, as presented above, is calculated by dividing fully tax-equivalent (“FTE”) net interest income by total average earning assets. Net interest income, on an FTE basis, is a non-GAAP financial measure that the Company believes to provide a more accurate picture of the interest margin for comparative purposes. Management believes FTE net interest income is a standard practice in the banking industry, and when net interest income is adjusted on an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. FTE net interest income is calculated by adding the tax benefit on certain financial interest earning assets, whose interest is tax-exempt, to total interest income and then subtracting total interest expense. As a non-GAAP measure, FTE net interest income should not be considered as a substitute for the nearest comparable GAAP measure, net interest income. Net interest income shown elsewhere in this Form 10-K is GAAP net interest income. The following table reconciles GAAP net interest income to FTE net interest income (in thousands).

	For the Years Ended
	2023	2022
GAAP Financial Measurements
Interest Income - Loans	$101,800	$73,640
Interest Income - Securities taxable	37,179	29,616
Interest Income - Securities tax-exempt	5,615	8,940
Interest Income - Other interest income	2,302	437
Total Interest Income	146,896	112,633

Interest Expense - Deposits	39,195	3,742
Interest Expense - Borrowed funds	13,856	5,136
Interest Expense - Other	86	63
Total Interest Expense	53,137	8,941

Total Net Interest Income	$93,759	$103,692

Non-GAAP Financial Measurements
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	$1,493	$2,375
Total Tax Benefit on Tax-Exempt Interest Income (1)	1,493	2,375
Tax-Equivalent Net Interest Income	$95,252	$106,067
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Rate/Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the years ended December 31, 2023, and December 31, 2022, are annualized using an actual days over calendar year method. The volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Year Ended December 31, 2023, Compared to December 31, 2022
	Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
Income from the interest-earning assets:
Loans, gross	$11,803	$16,358	$28,161
Securities (1)	(7,725)	11,080	3,355
Interest bearing deposits and fed funds sold	412	1,453	1,865
Total interest income on interest-earning assets	4,490	28,891	33,381
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	(154)	2,264	2,110
Savings deposits	(2,447)	16,714	14,267
Time deposits	11,488	7,587	19,075
Total interest expense on interest-bearing deposits	8,887	26,565	35,452
Borrowings	1,292	7,452	8,744
Total interest expense on interest-bearing liabilities	10,179	34,017	44,196
Taxable-equivalent net interest income	$(5,689)	$(5,126)	$(10,815)
(1)Yields and interest income on tax-exempt securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $146.9 million for the year ended December 31, 2023, compared to $112.6 million for the year ended December 31, 2022, an increase of 30.4%. The increase in interest income was primarily driven by increased loan balances and higher rates along with increased rates in the securities portfolio. Interest income on securities increased by $4.2 million or 11.0% for the year ended December 31, 2023, compared to the year ended December 31, 2022. Interest income on loans increased $28.2 million or 38.2% for the year ended December 31, 2023, compared to the year ended December 31, 2022.
Interest Expense
Total interest expense was $53.1 million for the year ended December 31, 2023, compared to $8.9 million for the previous year ended December 31, 2022, an increase of 494.3%. The increase in interest expense was primarily driven by increasing interest rates for both interest-bearing deposits and borrowed funds and by a lesser extent from balance increases in both interest-bearing deposits and borrowed funds. Interest expense on interest-bearing deposits increased by $35.5 million or 947.4% for the year ended December 31, 2023, compared to the year ended December 31, 2022. Interest expense on borrowed funds increased by $8.7 million or 169.8% for the year ended December 31, 2023, compared to the year ended December 31, 2022.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $0.2 million for the year ended December 31, 2023, compared to a recapture of credit losses of $7.5 million for the year ended December 31, 2022. The increased provision expense was due to the Company estimating credit losses using an expected life-time loss model versus an incurred model and a large recapture of credit losses in 2022. The recapture of credit losses in 2022 was a result of reassessing COVID-19 qualitative factors and the sale of a non-performing loan note. Proceeds obtained for this non-performing loan note were greater than the net of the loan note’s carrying value and specific reserve. Additionally, loan balances have risen significantly for the year ended December 31, 2023, versus the year ended December 31, 2022. See Note 4 — Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Years Ended December 31,		Increase (Decrease) 2023 vs. 2022
	2023	2022	Amount	Percent
Fiduciary and wealth management	$5,354	$5,309	$45	0.8%
Service charges and fees	6,670	6,855	(185)	(2.7)
Net gains (losses) on securities	(112)	(454)	342	(75.3)
Income from Company-owned life insurance	2,844	2,656	188	7.1
Other non-interest income	3,196	2,721	475	17.5
Total	$17,952	$17,087	$865	5.1%
Non-interest income increased by $0.9 million or 5.1% for the year ended December 31, 2023, compared to December 31, 2022. The increase was primarily driven by an increase in other non-interest income of $0.5 million, which included an increase in dividend income from FHLB stock of $0.2 million and an increase in fee income from customer swap activity of $0.4 million compared to the year ended December 31, 2022. See Note 22 — Revenue from Contracts with Customers in Notes to Consolidated Financial Statements for further information. The Company also realized lower losses on the sale of securities resulting in an increase of $0.3 million from the prior year and an increase in income from Company-owned life insurance of $0.2 million. These increases were partially offset by a decrease in service charges and fees of $0.2 million for the year ended December 31, 2023, compared to December 31, 2022.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Years Ended December 31,		Increase (Decrease) 2023 vs. 2022
	2023	2022	Amount	Percent
Salaries and wages	$39,247	$39,438	$(191)	(0.5)%
Pensions and other employee benefits	9,401	7,700	1,701	22.1
Occupancy	6,035	5,621	414	7.4
Equipment rentals, depreciation and maintenance	5,770	5,768	2	0.0
Other	25,983	17,419	8,564	49.2
Total	$86,436	$75,946	$10,490	13.8%
Non-interest expense increased 13.8% for the year ended December 31, 2023, compared to December 31, 2022. The increase in pensions and other employee benefit costs of $1.7 million or 22.1%, from the prior year, was primarily driven by an increase in the Company’s periodic pension cost of $1.0 million and increasing costs arising due to new and existing employee benefits. In addition, our other non-interest expense increased by $8.6 million for the year ended December 31, 2023, largely due to the sale of corporate buildings that lowered other non-interest expense by $4.6 million for the year ended December 31, 2022 along with listing and merger-related costs incurred during the year ended December 31, 2023 which increased other non-interest expense. The costs associated with the listing of our common stock on the Nasdaq stock exchange, including the filing of a Form 10 Registration Statement with the SEC, and costs incurred for the pending merger with Summit totaled $3.4 million for the year ended December 31, 2023. The majority of these listing and merger-related costs consist of legal, consulting, and audit fees. See Note 20 — Other Operating Expenses in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.

Income Tax Expense
Income tax expense was $2.4 million for the year ended December 31, 2023, a decrease of $5.9 million from the tax provision for the year ended December 31, 2022. For 2023 and 2022, our effective tax rates were 9.5% and 15.8%, respectively. A decrease in income from operations led to the decrease in the effective tax rate for 2023. The effective tax rate going forward will continue to depend on income from operations as well as any legislative corporate tax changes.
Results of Operations for Years Ended December 31, 2022, and December 31, 2021
For a comparison of the 2022 results to the 2021 results and other 2021 information not included herein, refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, “Financial Information” of the Company’s Registration Statement on Form 10 as amended and declared effective on April 21, 2023.

Analysis of Financial Condition for Years Ended December 31, 2023, and December 31, 2022
Assets increased by $54.7 million to $3.62 billion as of December 31, 2023, compared to $3.56 billion as of December 31, 2022. The increase in assets was primarily due to an increase in loans, net of ACL, of $196.3 million, partially offset by a decrease of $123.3 million in the balance of our securities portfolio due to paydowns and maturities partially offset by an increase in fair value. The securities portfolio amounted to $1.25 billion at December 31, 2023, compared to $1.37 billion at December 31, 2022. Deposits increased by $81.5 million and amounted to $3.00 billion at December 31, 2023, compared to $2.92 billion at December 31, 2022. Borrowed funds decreased by $71.1 million to $272.0 million as of December 31, 2023, compared to $343.1 million at December 31, 2022.
Investment Securities
Our investment policy is established and reviewed annually by the Board. We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, time deposits of federally insured institutions, certain bankers’ acceptances, and federal funds. Our securities are all classified as available-for-sale (“AFS”).
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the year ended December 31, 2023, the unrealized losses on our holdings decreased from December 31, 2022, increasing the fair value of the portfolio, offset by portfolio runoff, and rebalancing which had a negative impact on the value of our AFS portfolio.
On January 1, 2023, the Company adopted the new CECL standard in accordance with ASU 2016-13, which changed the accounting framework by replacing the other-than-temporary impairment (“OTTI”) assessment with the recognition of an ACL. The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at December 31, 2023. Under the prior OTTI framework, the Company did not record any cumulative OTTI expense as of December 31, 2022.
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

The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment as of December 31, 2023, and December 31, 2022 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,026	$—	$17,955	$179,071
Obligations of states and municipalities	535,229	21	72,047	463,203
Residential mortgage backed — agency	47,074	—	4,836	42,238
Residential mortgage backed — non-agency	284,826	17	18,812	266,031
Commercial mortgage backed — agency	36,151	28	1,294	34,885
Commercial mortgage backed — non-agency	183,454	—	6,393	177,061
Asset backed	79,315	23	1,402	77,936
Other	9,500	—	1,486	8,014
Total	$1,372,575	$89	$124,225	$1,248,439

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$198,154	$—	$23,161	$174,993
Obligations of states and municipalities	550,590	12	96,695	453,907
Residential mortgage backed — agency	57,883	14	4,836	53,061
Residential mortgage backed — non-agency	365,983	2	26,690	339,295
Commercial mortgage backed — agency	61,810	75	1,952	59,933
Commercial mortgage backed — non-agency	191,709	10	8,420	183,299
Asset backed	101,791	49	3,214	98,626
Other	9,500	—	857	8,643
Total	$1,537,420	$162	$165,825	$1,371,757
The investment maturity table below summarizes contractual maturities for our investment securities at December 31, 2023. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 3.8 years at December 31, 2023. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	December 31, 2023
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$29,894	1.61%	$141,774	1.30%	$25,357	1.36%	$—	—%	$197,025	1.36%
Obligations of states and municipalities	—	—	25,891	2.49	359,940	2.07	149,398	2.13	535,229	2.11
Residential mortgage backed - agency	43	3.91	11,078	5.16	35,954	3.20	—	—	47,075	3.67
Residential mortgage backed - non-agency	91,411	3.81	91,837	3.81	92,752	3.30	8,826	4.68	284,826	3.67
Commercial mortgage backed - agency	122	7.13	23,724	5.42	12,304	5.54	—	—	36,150	5.47
Commercial mortgage backed - non-agency	44,762	6.40	133,554	4.54	5,139	1.43	—	—	183,455	4.91
Asset backed	8,445	5.61	34,470	7.01	36,400	5.89	—	—	79,315	6.35
Other	—	—	—	—	9,500	5.13	—	—	9,500	5.13
Total	$174,677	4.19%	$462,328	3.53%	$577,346	2.67%	$158,224	2.28%	$1,372,575	3.11%
Lending Activities
Our loan portfolio consists primarily of commercial real estate loans, but we offer a variety of loan products to meet the credit needs of our borrowers. The risks associated with lending activities differ among loan classes and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. Any of these factors may adversely impact a borrower’s ability to repay loans and also impact the associated collateral. Additional discussion on the classes of loans the Company makes and related risks is included in Note 1 — Nature of Business Activities and Significant Accounting Policies and Note 3 — Loans in Notes to Consolidated Financial Statements.
Loan balances by portfolio segment were as follows (in thousands):

	12/31/2023	12/31/2022
Commercial real estate	$1,309,084	$1,109,315
Owner-occupied commercial real estate	131,381	127,114
Acquisition, construction & development	49,091	94,450
Commercial & industrial	67,847	53,514
Single family residential (1-4 units)	527,980	499,362
Consumer non-real estate and other	2,373	3,466
Loans, gross	2,087,756	1,887,221
Allowance for credit losses	(25,301)	(21,039)
Loans, net	$2,062,455	$1,866,182
The loan portfolio, excluding ACL, increased by $200.5 million from December 31, 2022, to December 31, 2023, primarily due to commercial real estate, commercial & industrial, and residential real estate loan production. The Company has continued to grow organically by continuing to serve existing customers and new customers through our expansion into newer markets.
The following table shows the maturity distribution for total loans outstanding as of December 31, 2023. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balances of loans are indicated by both fixed and floating rate categories in the table below (in thousands).

	December 31, 2023
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$112,311	$28,198	$584,983	$128,763	$333,782	$97,528	$23,519	$—	$1,309,084
Owner-occupied commercial real estate	6,705	1,835	58,415	5,330	57,388	572	—	1,136	131,381
Acquisition, construction & development	628	5,769	2,208	37,023	—	—	2,962	501	49,091
Commercial & industrial	635	5,157	41,061	10,010	4,672	5,845	—	467	67,847
Total commercial loans	120,279	40,959	686,667	181,126	395,842	103,945	26,481	2,104	1,557,403
Single family residential (1-4 units)	3,569	2,089	8,933	12,937	19,224	10,495	276,168	194,565	527,980
Consumer non-real estate and other	137	265	774	416	381	—	22	378	2,373
Total loans	$123,985	$43,313	$696,374	$194,479	$415,447	$114,440	$302,671	$197,047	$2,087,756
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
The Company’s asset quality remained strong through December 31, 2023. The Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned, as of December 31, 2023, and December 31, 2022, totaled $3.7 million and $5.5 million, respectively.
The following table summarizes the Company’s non-performing assets as of December 31, 2023, and December 31, 2022 (in thousands).

	12/31/2023	12/31/2022
Non-accrual loans	$3,744	$5,497
90 days past due and still accruing	—	—
Total non-performing loans	3,744	5,497

Other real estate owned	—	—

Total non-performing assets	$3,744	$5,497

Allowance for Credit Losses
Refer to the discussion in the “Critical Accounting Policies and Estimates” section above and Note 1 — Nature of Business Activities and Significant Accounting Policies in Notes to Consolidated Financial Statements for management’s approach to estimating the allowance for credit losses.
The Company maintains the ACL at a level deemed adequate by management for expected credit losses. As disclosed in Note 1 and Note 4 in Notes to Consolidated Financial Statements, on January 1, 2023, the Company implemented CECL and increased the ACL, previously the allowance for credit losses, with a cumulative-effect adjustment to the ACL for credit losses of $4.4 million, which included a cumulative-effect adjustment to the ACL for off-balance sheet exposures of $274.8 thousand. The Company’s ACL is calculated quarterly with any adjustment recorded to the provision for credit losses in the consolidated Statement of Income. Management evaluates the adequacy of the ACL, utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans, including historical loss experiences, trends in delinquencies, non-performing loans and other risk assets, and qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated.
Gross charged-off loans were $0.2 million, $3.5 million, and $0.2 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. A majority of the charge-offs in 2022 related to a loan that the Company sold as part of a portfolio management strategy. Gross recoveries totaled $0.1 million, $0.2 million, and $0.3 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.21%, 1.11%, and 1.82% as of December 31, 2023, December 31, 2022, and December 31, 2021, respectively.
The Company recorded a provision for credit losses of $0.2 million, a provision recapture of credit losses of $7.5 million, and a provision recapture of credit losses of $1.0 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. The increased provision expense in 2023 was partly due to the Company estimating credit losses using an expected life-time loss model versus an incurred model but primarily the result of a large recapture in 2022. The provision recapture in 2022 was a result of reassessing COVID-19 qualitative factors and the sale of a non-performing loan note.
The following table summarizes the changes in the Company’s credit loss experience by portfolio for the year ended December 31, 2023, and the changes in the Company’s allowance for loan losses for the years ended December 31, 2022, and December 31, 2021 (dollars in thousands):

	2023	2022	2021
Loans outstanding at end of period	$2,087,756	$1,887,221	$1,745,073
Balance of allowance at beginning of year	(21,039)	(31,709)	(32,697)
Initial CECL adjustment	(4,125)	—	—
Loans charged-off
Commercial real estate	—	3,282	127
Owner-occupied commercial real estate	—	—	—
Acquisition, construction & development	—	—	—
Commercial & industrial	29	20	—
Residential	—	—	16
Consumer non-real estate and other	165	148	99
Total loans charged-off	194	3,450	242
Recoveries of loans charged-off
Commercial real estate	38	38	13
Owner-occupied commercial real estate	—	—	17
Acquisition, construction & development	—	—	—
Commercial & industrial	—	—	20
Residential	52	184	183
Consumer non-real estate and other	6	24	23
Total recoveries of loans charged-off	96	246	256
Net loan charge-offs (recoveries)	98	3,204	(14)
Provision for (recapture of) credit losses for the period	235	(7,466)	(1,002)
Ending allowance	$(25,301)	$(21,039)	$(31,709)

Average loans outstanding during the period	$2,007,030	$1,773,883	$1,789,172
Allowance coverage ratio(1)	1.21%	1.11%	1.82%
Net charge-offs to average outstanding loans during the period(2)	0.00	0.18	0.00
Allowance for credit losses as a percentage of non-performing loans(3)	675.77	382.74	120.75
__________________
(1)The allowance coverage ratio is calculated by dividing the ACL at the end of the period by gross loans, net of unearned income at the end of the period for the year ended December 31, 2023, and by dividing the allowance for loan losses at the end of the period by gross loans, net of unearned income at the end of the period for all other periods presented.
(2)The Net charge-offs to average outstanding loans during the period is calculated by dividing total net loan charge-offs (recoveries) during the year by average gross loans outstanding during the year.
(3)The Allowance for credit losses as a percentage of non-performing loans ratio is calculated by dividing the ACL at the end of the period by non-accrual loans at the end of the period for the year ended December 31, 2023, and by dividing the allowance for loan losses at the end of the period by nonaccrual loans at the end of the period for all other periods presented.

The following table summarizes the allowance for credit losses by portfolio segment with a comparison of the percentage composition in relation to total ACL and total loans as of December 31, 2023, and the allowance for loan losses by portfolio with a comparison of the percentage composition in relation to total allowance for loan losses and total loans for December 31, 2022 (dollars in thousands).

	12/31/2023
In thousands	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$20,633	81.56%	62.71%
Owner occupied commercial real estate	783	3.09	6.29
Acquisition, construction & development	368	1.45	2.35
Commercial & industrial	645	2.55	3.25
Residential	2,797	11.05	25.29
Consumer non real estate and other	75	0.30	0.11
Total	$25,301	100.00%	100.00%

	12/31/2022
In thousands	Allowance for loan losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$15,477	73.56%	58.78%
Owner occupied commercial real estate	635	3.02	6.74
Acquisition, construction & development	2,082	9.90	5.00
Commercial & industrial	438	2.08	2.84
Residential	2,379	11.31	26.46
Consumer non real estate and other	28	0.13	0.18
Total	$21,039	100.00%	100.00%
Derivative Financial Instruments
The Company utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The Company recognizes derivative financial instruments at fair value as either other assets or other liabilities on the Consolidated Balance Sheets. The Company’s use of derivative financial instruments are described more fully in Note 13 — Derivatives in Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements
The Company enters into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit, and financial guarantees which would impact the Company’s liquidity and capital resources to the extent customers accept and/or use these commitments. See Note 14— Commitments and Contingencies in Notes to Consolidated Financial Statements for a discussion of credit extension commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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
As of December 31, 2023, the Company has available unused borrowing capacity of $987.0 million through its available lines of credit with the FHLB of Atlanta and unsecured federal fund lines of credit from correspondent banking relationships. Advances on credit lines are secured by both securities and loans.
The following table shows certain information regarding borrowings at year end 2023 and 2022 (dollars in thousands):

	2023	2022
Balance at end of period	$272,000	$343,100
Weighted average interest rate at end of period	4.75%	4.42%
Deposits
Total deposits increased by $81.5 million from December 31, 2023, to December 31, 2022, primarily driven by the issuance of brokered deposits. The Company’s brokered deposits balance was $389.0 million and $100.3 million at December 31, 2023, and December 31, 2022, respectively. All of the Company’s brokered deposits are in the form of certificates of deposits that are insured by the FDIC. The Company issued brokered CDs in tranches, with varying initial maturities from 18 months to 60 months and varying call options between 6 months and 12 months. The Company has the ability to call all current issuances by the end of February 2024, at par. Excluding the brokered deposit balance, the total deposit balance decreased by $207.3 million due to economic and competitive conditions.
The following table sets forth the average balances of deposits and the average interest rates paid as of the dates indicated (dollars in thousands).

	Dec 31, 2023		Dec 31, 2022
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand, non-interest-bearing	$878,740	—%	$971,618	—%
Demand, interest-bearing	544,651	0.42	580,901	0.03
Money market and savings	967,306	1.64	1,116,941	0.14
Brokered deposits	347,582	4.57	41,257	3.45
Time deposits, other	250,214	2.07	252,161	0.22
Total interest-bearing	2,109,753	1.86	1,991,260	0.19
Total Deposits	$2,988,493	1.31	$2,962,878	0.13
Total average deposits increased by $25.6 million, due to the Company’s issuance of brokered deposits that more than offset declines in deposit balances during the year ended, December 31, 2023 . The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.

The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 of $677.3 million and $843.4 million at December 31, 2023, and December 31, 2022. The Company does not have material deposit concentration risk to any significant market, industry or individual at December 31, 2023.
The following table sets forth maturity ranges of certificates of deposit, as of December 31, 2023, that meet or exceed the FDIC insurance limit (in thousands).

Dec 31, 2023
Due within 3 months or less	$25,368
Due after 3 months and within 6 months	39,833
Due after 6 months and within 12 months	23,309
Due after 12 months	3,797
Total uninsured, time deposits	$92,307
Shareholders’ Equity
Total shareholders’ equity at December 31, 2023, was $314.8 million, compared to $273.5 million at December 31, 2022. Shareholders’ equity increased by $41.3 million primarily due to lower unrealized losses from the AFS securities portfolio in accumulated other comprehensive income. Overall, accumulated other comprehensive loss decreased by $36.0 million as a result of an increase in the fair value of investment securities available-for-sale.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending, investment, and deposit-taking activities. To that end, management actively monitors and manages its interest rate risk exposure, and on at least a quarterly basis, in conjunction with the Company’s Asset/Liability meetings, reports its findings to the ALCO and to the Board. From time to time, management may change the frequency of such testing or update certain inputs as a result of abnormal market conditions. Our profitability is affected by fluctuations in interest rates; a sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We monitor the impact of changes in interest rates on net interest income using several tools. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Events in the Financial Services Industry.
Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital while configuring our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest rate risk.
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
The overall impact of changes in interest rates, including, but not limited to, the impact to our net interest income and to our securities portfolio, can be enhanced or diluted depending on the variability of interest rates. From time to time, the Company may hedge its interest rate risk position, which can impact earnings. We generally do not hedge all of our interest rate risk, nor can we guarantee that any attempts to hedge some or all of our interest rate risk will be successful. See Note 13 — Derivatives in Notes to Consolidated Financial Statements for a discussion of our hedging activity.
The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The ALCO, using policies and procedures approved by the Company’s Board, is responsible for the management of the Company’s interest rate sensitivity position. The Company manages interest rate sensitivity by changing the mix, pricing, and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, borrowings with the FHLB, federal funds purchased, and brokered time deposits.
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
There are an infinite number of potential interest rate scenarios, each of which can be accompanied by differing economic/political/regulatory climates; can generate multiple differing behavior patterns by markets, borrowers, depositors, etc.; and, can last for varying degrees of time. Therefore, by definition, interest rate risk sensitivity cannot be predicted with certainty. Accordingly, the Company’s interest rate risk measurement philosophy focuses on maintaining an appropriate balance between theoretical and practical scenarios, especially given the primary objective of the Company’s overall asset/liability management process, which is to facilitate meaningful strategy development and implementation.
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

	As of December 31, 2023	As of December 31, 2022
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
300	0.8%	(9.2)%
200	0.9	(6.2)
100	1.2	(3.0)
(100)	(1.0)	(2.0)
(200)	(0.8)	(5.8)
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2023, and December 31, 2022.

	As of December 31, 2023	As of December 31, 2022
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
300	(16.7)%	(15.8)%
200	(12.1)	(10.5)
100	(5.8)	(4.7)
(100)	2.3	0.1
(200)	1.7	(3.2)

Item 8. Financial Statements and Supplementary Data
Burke & Herbert Financial Services Corp. Audited Consolidated Financial Statements:

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
of Burke & Herbert Financial Services Corp.
Alexandria, Virginia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Burke & Herbert Financial Services Corp. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principal
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No.326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/Crowe LLP
We have served as the Company's auditor since 2021.
Washington, D.C.
March 22, 2024

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
December 31, 2023, and 2022
(In thousands, except share and per share data)

	2023	2022
Assets
Cash and due from banks	$8,896	$9,124
Interest-bearing deposits with banks	35,602	41,171
Cash and cash equivalents	44,498	50,295
Securities available-for-sale, at fair value	1,248,439	1,371,757
Restricted stock, at cost	5,964	16,443
Loans held-for-sale, at fair value	1,497	—
Loans	2,087,756	1,887,221
Allowance for credit losses	(25,301)	(21,039)
Net loans	2,062,455	1,866,182
Premises and equipment, net	61,128	53,170
Accrued interest receivable	15,895	15,481
Company-owned life insurance	94,159	92,487
Other assets	83,544	97,083
Total Assets	$3,617,579	$3,562,898

Liabilities and Shareholders' Equity
Liabilities
Non-interest-bearing deposits	$830,320	$960,692
Interest-bearing deposits	2,171,561	1,959,708
Total deposits	3,001,881	2,920,400
Borrowed funds	272,000	343,100
Accrued interest and other liabilities	28,948	25,945
Total Liabilities	3,302,829	3,289,445

Commitments and contingent liabilities (see Note 14)

Shareholders’ Equity
Preferred Stock, $1.00 par value per share; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock	4,000	4,000
$0.50 par value; 20,000,000 shares authorized and 8,000,000 issued at December 31, 2023, and December 31, 2022; 7,428,710 shares outstanding at December 31, 2023, and 7,425,760 shares outstanding at December 31, 2022

Additional paid-in capital	14,495	12,282
Retained earnings	427,333	424,391
Accumulated other comprehensive income (loss)	(103,494)	(139,495)
Treasury stock	(27,584)	(27,725)
571,290 shares, at cost, at December 31, 2023, and 574,240 shares, at cost, at December 31, 2022
Total Shareholders' Equity	314,750	273,453
Total Liabilities and Shareholders' Equity	$3,617,579	$3,562,898
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income
Years Ended December 31, 2023, 2022, and 2021
(In thousands, except share and per share data)

	2023	2022	2021
Interest income
Loans, including fees	$101,800	$73,640	$73,170
Taxable securities	37,179	29,616	17,537
Tax-exempt securities	5,615	8,940	9,907
Other interest income	2,302	437	206
Total interest income	146,896	112,633	100,820
Interest expense
Deposits	39,195	3,742	2,746
Borrowed funds	13,856	5,136	1,432
Other interest expense	86	63	39
Total interest expense	53,137	8,941	4,217
Net interest income	93,759	103,692	96,603

Credit loss expense - loans and available-for-sale securities	235	(7,466)	(1,002)
Credit loss expense - off-balance sheet credit exposures	(21)	—	—
Total provision for (recapture of) credit losses	214	(7,466)	(1,002)
Net interest income after credit loss expense	93,545	111,158	97,605

Non-interest income
Fiduciary and wealth management	5,354	5,309	5,162
Service charges and fees	6,670	6,855	6,328
Net gains (losses) on securities	(112)	(454)	(4)
Income from company-owned life insurance	2,844	2,656	2,325
Other non-interest income	3,196	2,721	3,440
Total non-interest income	17,952	17,087	17,251

Non-interest expense
Salaries and wages	39,247	39,438	37,099
Pensions and other employee benefits	9,401	7,700	7,621
Occupancy	6,035	5,621	6,444
Equipment rentals, depreciation and maintenance	5,770	5,768	5,481
Other operating	25,983	17,419	17,769
Total non-interest expense	86,436	75,946	74,414

Income before income taxes	25,061	52,299	40,442
Income tax expense	2,369	8,286	4,277

Net income	$22,692	$44,013	$36,165
Earnings per common share:
Basic	$3.05	$5.93	$4.87
Diluted	3.02	5.89	4.87
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2023, 2022, and 2021
(In thousands, except share and per share data)

	2023	2022	2021
Net income	$22,692	$44,013	$36,165
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gain (loss) arising during period, net of tax of $(8,697) for 2023, $38,333 for 2022, and $4,236 for 2021	32,718	(144,209)	(15,933)
Reclassification adjustment for loss (gain) on securities, net of tax of $(24) for 2023, $(95) for 2022, and ($1) for 2021	88	359	3
Reclassification adjustment for loss (gain) on fair value hedge, net of tax of $(215) for 2023, $— for 2022, and $— for 2021	810	—	—
Defined benefit pension plans:
Changes in pension plan benefits, net of tax of $(342) for 2023, $263 for 2022, and ($81) for 2021	1,286	(1,011)	305
Unrealized gain (loss) on cash flow hedge
Unrealized holding gain (loss) on cash flow hedge, net of tax of $75 for 2023, $457 for 2022, and $— for 2021	(283)	(1,721)	—
Reclassification adjustment for losses (gains) included in net income, net of tax of ($367) for 2023, $(35) for 2022, and $— for 2021	1,382	132	—
Total other comprehensive income (loss)	36,001	(146,450)	(15,625)
Comprehensive income (loss)	$58,693	$(102,437)	$20,540
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2023, 2022, and 2021
(In thousands, except share and per share data)

	Common Stock		Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
	Shares Outstanding	Amount
Balance December 31, 2020	7,448,080	$4,000	$10,178	$374,826	$22,580	$(26,707)	$384,877
Net income	—	—	—	36,165	—	—	36,165
Other comprehensive income (loss)	—	—	—	—	(15,625)	—	(15,625)
(Purchase) sale of treasury stock, net	(24,320)	—	—	—	—	(1,115)	(1,115)
Cash dividends, declared	—	—	—	(14,871)	—	—	(14,871)
Share-based compensation expense, net	—	—	196	—	—	—	196
Balance December 31, 2021	7,423,760	$4,000	$10,374	$396,120	$6,955	$(27,822)	$389,627
Net income	—	—	—	44,013	—	—	44,013
Other comprehensive income (loss)	—	—	—	—	(146,450)	—	(146,450)
(Purchase) sale of treasury stock, net	2,000	—	—	—	—	97	97
Cash dividends, declared	—	—	—	(15,742)	—	—	(15,742)
Share-based compensation expense, net	—	—	1,908	—	—	—	1,908
Balance December 31, 2022	7,425,760	$4,000	$12,282	$424,391	$(139,495)	$(27,725)	$273,453
Net income	—	—	—	22,692	—	—	22,692
CECL adjustment	—	—	—	(3,439)	—	—	(3,439)
Other comprehensive income (loss)	—	—	—	—	36,001	—	36,001
(Purchase) sale of treasury stock, net	2,950	—	—	—	—	141	141
Cash dividends, paid and accrued(1)	—	—	—	(16,298)	—	—	(16,298)
Share-based compensation expense, net	—	—	2,213	(13)	—	—	2,200
Balance December 31, 2023	7,428,710	$4,000	$14,495	$427,333	$(103,494)	$(27,584)	$314,750
(1) Cash dividends, paid and accrued for the year ending December 31, 2023, include dividends paid of $15,747 thousand and $551 thousand of dividends accrued on share-based compensation but unpaid as of December 31, 2023.
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022, and 2021
(In thousands, except share and per share data)

	2023	2022	2021
Cash Flows from Operating Activities
Net Income	$22,692	$44,013	$36,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	2,872	3,053	3,205
Amortization of housing tax credits	5,591	6,147	6,778
Realized loss on sales of available-for-sale securities	112	454	4
Provision for (recapture of) credit losses	214	(7,466)	(1,002)
Income from company-owned life insurance	(2,844)	(2,656)	(2,325)
Deferred tax expense (benefit)	(1,453)	1,397	(1,659)
(Gain) loss on disposal of fixed assets	37	(4,533)	(1,063)
Accretion of securities	(1,615)	(1,622)	(1,380)
Amortization of securities	9,161	11,117	9,870
Share-based compensation expense	2,464	2,000	283
Repayment of operating lease liabilities	(3,137)	(2,330)	(2,076)
(Gain) on loans held-for-sale	(138)	(58)	(194)
Proceeds from sales of loans held-for-sale	14,205	9,585	50,194
Change in fair value of loans held-for-sale	(28)	23	(23)
Originations of loans held-for-sale	(15,536)	(2,300)	(42,969)
(Increase) in accrued interest receivable	(414)	(228)	(1,469)
Decrease in other assets	3,851	501	2,581
Increase in accrued interest payable and other liabilities	6,475	3,960	32
Net cash flows provided by operating activities	$42,509	$61,057	$54,952

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	112,025	213,596	194,578
Proceeds from sales of securities available-for-sale, net	77,780	195,907	700
Purchases of securities available-for-sale, net	(33,221)	(367,615)	(669,951)
Sales of restricted stock	29,880	22,718	1,988
Purchases of restricted stock	(19,402)	(27,081)	(1,875)
Proceeds from sales of property and equipment	3,383	8,260	2,561
Purchases of property and equipment, net of disposals	(14,249)	(23,075)	(1,083)
Proceeds from company-owned life insurance	1,171	1,231	240
(Increase) decrease in loans made to customers, net	(200,535)	(151,352)	88,716
Net cash flows (used in) investing activities	$(43,168)	$(127,411)	$(384,126)

Cash Flows from Financing Activities
Net increase (decrease) in non-interest-bearing accounts	(130,372)	29,845	78,838
Net increase (decrease) in interest-bearing accounts	211,853	(42,862)	65,133
Increase (decrease) in other short-term borrowings	(71,100)	68,100	50,000
Repayment of finance lease liabilities	(119)	(152)	(152)
Proceeds from employee stock purchase program	206	—	—

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022, and 2021
(In thousands, except share and per share data)

Cash dividends paid	(15,747)	(15,742)	(14,871)
Treasury stock transactions	141	97	(1,115)
Net cash flows provided by (used in) financing activities	$(5,138)	$39,286	$177,833
(Decrease) in cash and cash equivalents	(5,797)	(27,068)	(151,341)
Cash and cash equivalents
Beginning of year	50,295	77,363	228,704
End of year	$44,498	$50,295	$77,363

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$37,573	$3,411	$2,856
Interest paid on other borrowed funds	7,975	4,324	1,430
Interest paid on finance lease	86	63	39
Income taxes	1,570	950	1,347
Change in unrealized gains on available-for-sale securities	41,415	(182,088)	(20,165)
Change in pension plan benefits	1,628	(1,280)	386
Lease liability arising from obtaining right-of-use assets	1,214	1,558	2,221
Premises & equipment transferred to property held-for-sale	—	3,449	2,697
Transfers from portfolio loans to loans held-for-sale	—	19,594	—
Financing of sale from loans held-for-sale	—	9,000	—
See Notes to Consolidated Financial Statements.

Note 1— Nature of Business Activities and Significant Accounting Policies
Nature of operations and principles of consolidation
The consolidated financial statements include Burke & Herbert Financial Services Corp. (“Burke & Herbert”) and its wholly-owned subsidiary Burke & Herbert Bank & Trust Company (“the Bank”), together referred to as “the Company.” Intercompany transactions and balances are eliminated in consolidation.
Burke & Herbert Financial Services Corp. was organized as a Virginia corporation on September 14, 2022, to serve as the holding company for the Bank. Burke & Herbert commenced operations as a bank holding company on October 1, 2022, following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of Burke & Herbert. In September 2023, Burke & Herbert elected to be a financial holding company. As a financial holding company, Burke & Herbert is subject to regulation and supervision by the Federal Reserve. Burke & Herbert has no material operations and owns 100% of the Bank. The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia BFI”).
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
Pending Merger with Summit Financial Group, Inc.
On August 24, 2023, the Company and Summit Financial Group, Inc. (“Summit”), entered into an Agreement and Plan of Reorganization and Plan of Merger (the “merger agreement”) pursuant to which Summit will merge with and into Burke & Herbert, with Burke & Herbert as the continuing corporation (the “merger”). Immediately following the merger, Summit Community Bank, Inc., a West Virginia banking corporation (“SCB”) and a wholly-owned direct subsidiary of Summit, will merge with and into the Bank, with the Bank as the continuing bank (the “bank merger,” and together with the merger, the “mergers”). In the merger, Summit shareholders will receive 0.5043 shares of Burke & Herbert common stock for each share of Summit common stock they own (the “exchange ratio”), subject to the payment of cash in lieu of fractional shares. In addition, each share of Summit series 2021 preferred stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive one share of a newly created series of Burke & Herbert preferred stock having rights, preferences, privileges, and voting powers and limitations and restrictions thereof that are not materially less or more favorable to the holders of the Summit series 2021 preferred stock.
On December 6th, the requisite approvals of the Company’s and Summit’s stockholders were received, and the completion of the merger remains subject to the receipt of all required regulatory approvals and the fulfillment of other customary closing conditions.
Subsequent events
The Company has evaluated subsequent events for recognition and disclosure through March 22, 2024, which is the date the financial statements were available to be issued.
Use of estimates
To prepare financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management makes estimates and assumptions based on available information that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash, cash equivalents, and cash flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks, including cash items in process of clearing with maturities fewer than 90 days. Cash flows from customer loans, federal funds purchased, securities sold under agreements to repurchase, and deposits are reported on a net basis.
Restriction on cash
No reserve balances were required at December 31, 2023, and December 31, 2022. There was no reserve requirement with the Federal Reserve as of December 31, 2023, or December 31, 2022.
Debt securities
Management determines the appropriate classification of debt securities at the time of purchase. Debt securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on investments classified as available-for-sale have been accounted for as a separate component of accumulated other comprehensive income or loss, net of the related deferred tax effect.
Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are recognized in interest income over the terms of the securities. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income.
Allowance for credit losses (“ACL”) - available-for-sale debt securities
Management evaluates all available-for-sale (“AFS”) debt securities in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The Company first assesses whether it intends to sell or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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
Accrued interest receivable on AFS debt securities totaled $7.5 million at December 31, 2023, and is excluded from the estimate of credit losses.
Equity securities
Equity securities are carried at fair value with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical, or a similar, investment.
Due to the nature of, and restrictions placed upon, certain equity securities have been classified as restricted stock and are carried at cost. These equity securities are not subject to the classifications above.
Loan commitments and related financial instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Loans held-for-sale
Loans held-for-sale are those loans the Company has the intent to sell in the foreseeable future. The Company has elected to use the fair value accounting option (“FVO”) for loans held-for-sale. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the fair value of the loans. All sales are made without recourse and are sold with servicing released.
Mortgage banking derivatives
The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (interest rate lock commitments). Interest rate lock commitments on mortgage loans to be held-for-sale are accounted for as free-standing derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. The Company protects itself from changes in interest rates through the use of best-efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to significant losses, nor will it realize significant gains related to rate lock commitments due to changes in interest rates. The Company has elected to use the FVO for best effort forward sales commitments.
Derivatives
At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as respective fair values changes. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives not designated or that do not qualify for hedge accounting are reported currently in earnings as non-interest income.

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
Accrued settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense based on the item being hedged. Accrued settlements on derivatives not designated or that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.
The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.
When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still probable of occurring, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.
The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All of the contracts to which the Company is a party settle monthly or quarterly. In addition, the Company obtains collateral above certain thresholds of the fair value of its derivatives for each dealer counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business.
Loans
Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, adjusted for partial charge-offs, the allowance for credit losses, and any deferred fees and costs on originated loans. Accrued interest receivable totaled $8.8 million on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct original costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
For all loan portfolio segments, the accrual of interest income is discontinued at the time the loan becomes 90 days delinquent, unless the loan is well-secured and in process of collection. Loans also are placed on non-accrual if collection of principal or interest is considered impaired. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
All interest income accrued, but not received, for loans placed on non-accrual is reversed against interest income. Interest income received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. For all portfolio segments, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, a history of on-time payments has again been established, and future payments are reasonably assured.

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
Concentration of credit risk
Substantially all of the Company’s loans and commitments have been granted to customers in the Company’s market area; therefore, the Company’s exposure to credit risk is significantly affected by changes in the market area’s economy. Our customers are general depositors of the Company from the same market area. Some investments in state and municipal securities also involve governmental entities within the Company’s market area. The distribution of commitments to extend credit approximates the distribution of loans outstanding.
Allowance for credit losses - loans
The allowance for credit losses, in management’s judgement, reflects expected credit losses in the loan portfolio as of the balance sheet date. The estimate for expected credit losses is based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience as related to credit contractual term information. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for (or recapture of) credit losses, which is recorded in the Consolidated Statements of Income.
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
•Concentrations of credit; and
•Delinquency trends.
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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
Allowance for credit losses - off-balance sheet credit exposures
On a quarterly basis, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through the provision for credit losses on the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life by loan segment at each balance sheet date under the CECL model using the same methodology as the loan portfolio. The ACL for unfunded commitments is included in accrued interest and other liabilities on the Company’s Consolidated Balance Sheets.
Premises and equipment
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives up to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method (or accelerated) method with useful lives ranging from 3 to 10 years. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.
Company-owned life insurance
The Company has purchased life insurance policies on certain employees. Company-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Transfers of financial assets
Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Other real estate owned (OREO)
Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, valuations periodically are performed by management and the foreclosed assets held-for-sale are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed assets is charged

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
to the allowance for credit losses. All subsequent gains on sale, losses on sale, and additional write-downs are included in net gains/(losses) on other real estate owned. Revenue and expenses from the operations of foreclosed assets are included in other non-interest income and other operating expenses.
Income taxes
The Company accounts for income taxes in accordance with income tax accounting guidance. The Company has adopted the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.
The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially, and subsequently, measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Company recognizes interest and penalties on income taxes as a component of income tax expense.
Pension plan
The Company has a non-contributory defined benefit pension plan that was frozen to new participants on June 1, 2005. The Company’s funding policy for the defined benefit plan is to make annual contributions to the Plan in amounts that are determined based on actuarial valuations and recommendations and which meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974.
Authoritative accounting literature requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. Authoritative accounting literature also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. The guidance also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arises from delayed recognition of the gains or losses, prior service costs or credits, and a transition asset or obligation.
401(k) plan & other plans
The Company also has a defined contribution plan (The Investment and Savings Plan) with a salary deferral provision, which covers all employees in the month following their date of hire if they have reached the age of 18. The 401(k) expense is the amount of the matching contributions. For the deferred compensation and supplemental retirement plan, the expense allocates the benefits over the years of service.

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
Earnings per Common Share
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The Company’s capital structure includes a share-based incentive plan, and an employee stock purchase plan, which may be dilutive to earnings per share (“EPS”). Diluted EPS is calculated by assuming dilution of common shares and adjusting common shares for compensation cost attributable to the share-based compensation plan and employee stock purchase plan. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.
Trust assets and fees
Assets of the trust department, other than trust cash on deposit at the Company, are not included in these financial statements because they are not assets of the Company. Trust fees are recognized in income using the accrual method.
Loss contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are currently any such matters that will have a material effect on the financial statements.
Comprehensive income (loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of tax. Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, unrealized gains and losses on cash flow hedges, and changes in the funded status of the pension plan, which are also recognized as separate components of equity.
Leases
Leases are classified as operating or finance leases at the lease commencement date. The Company leases certain locations for its operations. The Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal. The Company does not record short-term leases with an initial lease term of one year or less on the consolidated balance sheets.
At lease inception, the Company determines the lease term by considering the non-cancelable lease term and all optional renewal periods that the Company is reasonably certain to renew. The lease term is also used to calculate straight-line lease expense. Leasehold improvements are amortized over the shorter of the useful life and the estimated lease term. The Company’s leases do not contain residual value guarantees or material variable lease payments that will impact the Company’s ability to pay dividends or cause the Company to incur additional material expenses.
Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease expense, and any impairment of the right-of-use asset. Lease expense is included in occupancy expense on the Company’s consolidated statements of income. The Company’s variable lease expense includes rent escalators that are based on market conditions defined in the lease agreements. The amortization of the right-of-use asset arising from finance leases is expensed through occupancy expense and the interest on the related lease liability is expensed through other interest expense on the Company’s consolidated statements of income.
Fair value of financial instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk,

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
Share-based compensation
Compensation cost is recognized for restricted stock units (“RSUs”) issued to employees, based on the fair value of these awards at the date of grant. The Company RSUs awards are all classified as equity under U.S. GAAP. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize forfeitures as they occur for all share-based compensation plans.
Operating segment reporting
The Company operates in one segment – Community Banking and the financial performance of this one segment is used to make resource allocations and performance decisions. While the chief decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Individual operating results are not reviewed by senior management to make resource allocation or performance decisions. Therefore, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholder’s equity.
Adoption of New Accounting Standards
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), as amended, which replaces the incurred loss methodology with an expected credit loss methodology that is referred to as the current expected credit loss methodology. The CECL methodology requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, as well as future forecasts, including reasonable and supportable forecasts and other forecast periods. CECL generally applies to financial assets measured at amortized cost and some off-balance sheet credit exposures, such as unfunded commitments to extend credit. Financial assets measured at amortized cost are presented as the net amount expected to be collected.
In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not that they will be required to sell.
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
beginning after January 1, 2023, are presented under ASU 2016-13, while prior period amounts continue to be reported in accordance with the incurred loss model under the previously applicable GAAP.
The following table illustrates the impact of the adoption of CECL, and the transition away from the incurred loss method, on January 1, 2023. The impact to the ACL is presented at the loan segment level (in thousands):

	January 1, 2023
	Reserves under Incurred Loss Model	Reserves under CECL Model	Impact of CECL Adoption
Financial Assets:
Commercial real estate	$15,477	$18,163	$2,686
Owner-occupied commercial real estate	635	629	(6)
Acquisition, construction & development	2,082	1,442	(640)
Commercial & industrial	438	675	237
Single family residential (1-4 units)	2,379	4,040	1,661
Consumer non-real estate and other	28	215	187
Unallocated reserve	0	0	0
Allowance for credit losses on loans	$21,039	$25,164	$4,125
Financial Liabilities:
Allowance for credit losses on off-balance sheet credit exposure	$—	$275	$275
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
On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that the Company disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the standard prospectively, and it did not have a material impact on the financial statements.
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging - Portfolio Layer Method. ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate-prepayable financial assets of one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to the changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. ASU 2022-01 was effective January 1, 2023.
Newly Issued not yet Adopted Accounting Standards
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We do not expect the adoption of ASU 2023-06 to have a material impact on our consolidated financial statements.
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The ASU is effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods with those fiscal years. Early adoption is permitted for all entities in any interim period. The amendments in this ASU must be applied on either a modified retrospective or a retrospective basis (except for LIHTC investments not accounted for using the proportional amortization method). A reporting entity that has LIHTC investments that are no longer permitted to use (1) the cost method guidance in paragraph 323-740-25-2A, (2) the equity method example in paragraphs 323-740-55-8 through 55-9, or (3) the delayed equity contribution guidance in paragraphs 323-740-25-3 must either use its general transition method (modified retrospective or retrospective) or apply a prospective approach. We do not expect the adoption of ASU 2023-02 to have a material impact on our consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurements of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require some additional disclosures for equity securities that are subject to contractual sale restrictions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. We do not expect the adoption of ASU 2022-03 to have a material impact on our consolidated financial statements.

Note 2— Securities
The carrying amount of securities and their approximate fair values at December 31, 2023, and December 31, 2022, are summarized as follows (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,026	$—	$17,955	$179,071
Obligations of states and municipalities	535,229	21	72,047	463,203
Residential mortgage backed — agency	47,074	—	4,836	42,238
Residential mortgage backed — non-agency	284,826	17	18,812	266,031
Commercial mortgage backed — agency	36,151	28	1,294	34,885
Commercial mortgage backed — non-agency	183,454	—	6,393	177,061
Asset-backed	79,315	23	1,402	77,936
Other	9,500	—	1,486	8,014
Total	$1,372,575	$89	$124,225	$1,248,439

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$198,154	$—	$23,161	$174,993
Obligations of states and municipalities	550,590	12	96,695	453,907
Residential mortgage backed — agency	57,883	14	4,836	53,061
Residential mortgage backed — non-agency	365,983	2	26,690	339,295
Commercial mortgage backed — agency	61,810	75	1,952	59,933
Commercial mortgage backed — non-agency	191,709	10	8,420	183,299
Asset-backed	101,791	49	3,214	98,626
Other	9,500	—	857	8,643
Total	$1,537,420	$162	$165,825	$1,371,757
At December 31, 2023, and December 31, 2022, securities with amortized costs of $826.5 million and $637.1 million, respectively, and with estimated fair values of $742.5 million and $552.5 million, respectively, were pledged to collateralize whole-sale funding, secure public deposits, and for other purposes required or permitted by law.
The gross realized gains, realized losses, and proceeds from the sales of securities for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, were as follows (in thousands):

	2023	2022	2021
Gross realized gains	$772	$1,512	$—
Gross realized losses	(884)	(1,966)	(4)
Proceeds from sales of securities	77,780	195,907	700
The tax benefit (provision) related to these net realized gains and losses for 2023, 2022, and 2021 was $23.5 thousand, $95.3 thousand, and $0.8 thousand, respectively.
The maturities of securities available-for-sale at December 31, 2023, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed.

Note 2— Securities (continued)
Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

	December 31, 2023
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$29,894	$141,775	$25,357	$—	$197,026
Obligations of states and municipalities	—	25,891	359,940	149,398	535,229
Residential mortgage backed - agency	42	11,078	35,954	—	47,074
Residential mortgage backed - non-agency	91,412	91,836	92,752	8,826	284,826
Commercial mortgage backed - agency	134	23,713	12,304	—	36,151
Commercial mortgage backed - non-agency	44,762	133,553	5,139	—	183,454
Asset-backed	8,445	34,470	36,400	—	79,315
Other	—	—	9,500	—	9,500
Total	$174,689	$462,316	$577,346	$158,224	$1,372,575

	December 31, 2023
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$29,588	$127,212	$22,271	$—	$179,071
Obligations of states and municipalities	—	24,269	321,827	117,107	463,203
Residential mortgage backed - agency	42	10,656	31,540	—	42,238
Residential mortgage backed - non-agency	89,310	87,333	81,304	8,084	266,031
Commercial mortgage backed - agency	134	22,941	11,810	—	34,885
Commercial mortgage backed - non-agency	43,898	128,962	4,201	—	177,061
Asset-backed	8,349	34,129	35,458	—	77,936
Other	—	—	8,014	—	8,014
Total	$171,321	$435,502	$516,425	$125,191	$1,248,439
At year-end 2023 and 2022, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023, and December 31, 2022.

Note 2— Securities (continued)
Available-for-sale securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	December 31, 2023
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$179,071	$17,955	$17,955
Obligations of states and municipalities	501	14	458,113	72,033	72,047
Residential mortgage backed - agency	36	—	42,203	4,836	4,836
Residential mortgage backed - non-agency	632	2	263,184	18,810	18,812
Commercial mortgage backed - agency	—	—	34,080	1,294	1,294
Commercial mortgage backed - non-agency	23,437	254	153,625	6,139	6,393
Asset-backed	3,721	9	56,106	1,393	1,402
Other	—	—	8,014	1,486	1,486
Total	$28,327	$279	$1,194,396	$123,946	$124,225

	December 31, 2022
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$28,399	$1,131	$146,594	$22,030	$23,161
Obligations of states and municipalities	128,373	12,378	320,287	84,317	96,695
Residential mortgage backed - agency	7,258	26	41,975	4,810	4,836
Residential mortgage backed - non-agency	204,866	11,822	134,056	14,868	26,690
Commercial mortgage backed - agency	23,026	562	34,847	1,390	1,952
Commercial mortgage backed - non-agency	144,193	6,171	23,374	2,249	8,420
Asset-backed	43,472	815	50,088	2,399	3,214
Other	6,877	623	1,766	234	857
Total	$586,464	$33,528	$752,987	$132,297	$165,825
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

Note 2— Securities (continued)
collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor.
This includes, but is not limited to, an evaluation of the type of security, length of time, and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the CECL standard, and declines due to non-credit factors are recorded in accumulated other comprehensive income (“AOCI”), net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in accumulated other comprehensive income, net of taxes, in the consolidated statements of financial condition. Prior to implementation of the CECL standard, unrealized losses caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment (“OTTI”) approach.
The Company did not record an ACL on the AFS securities at December 31, 2023. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 392 securities in an unrealized loss position as of December 31, 2023. The Company has evaluated AFS securities in an unrealized loss position for credit-related impairment at December 31, 2023, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at December 31, 2023.
On January 1, 2023, the Company adopted the CECL methodology as required under ASC 326. Under the CECL methodology an ACL is required for impaired available-for-sale securities. As of the previous two year ends, the Company was relying on ASC 320-10 which required the Company to assess if OTTI existed with respect to its security portfolio. As of December 31, 2022, the Company had no cumulative OTTI. There were no OTTI charges in earnings as a result of credit losses on investments in the years ended December 31, 2022, or December 31, 2021.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At December 31, 2023, the unrealized losses associated with 12 U.S. Treasuries and Government Agency securities, 16 Residential Mortgage Backed – Agency securities, and 15 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2023.
Securities of U.S. States and Municipalities
At December 31, 2023, the unrealized losses associated with 201 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These investments are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2023.

Note 2— Securities (continued)
Residential & Commercial Mortgage Backed – Non-Agency Securities
At December 31, 2023, the unrealized losses associated with 90 Residential Mortgage Backed – Non-Agency securities and 33 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2023.
Asset-Backed Securities
At December 31, 2023, the unrealized losses associated with 22 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2023.
Other Securities
At December 31, 2023, the unrealized losses associated with 3 securities were primarily driven by interest rates and not the credit quality of the securities. These investments are underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2023.
Restricted stock, at cost
The Company’s investment in FHLB stock totaled $5.9 million and $16.4 million at December 31, 2023, and 2022, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be impaired at December 31, 2023, and no impairment has been recognized. FHLB stock is included in a separate line item, Restricted stock, at cost on the Consolidated Balance Sheets and is not part of the Company’s AFS investment securities portfolio. The Company’s Restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $50 thousand at both December 31, 2023, and December 31, 2022, which is carried at cost and is not impaired at December 31, 2023.
Note 3— Loans
The Company’s loan portfolio segments, as reported in the tables below, include (i) commercial real estate, (ii) owner-occupied commercial real estate, (iii) acquisition, construction & development, (iv) commercial & industrial, (v) single family residential (1-4 units), and (vi) consumer non-real estate and other. The risks associated with lending activities differ among the various loan segments and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions.
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

Note 3— Loans (continued)
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
•Consumer non-real estate and other loans carry risk associated with the credit-worthiness of the borrower and the value of the collateral, if any.
Loans at year-end by portfolio segment were as follows (in thousands):

	2023	2022
Commercial real estate	$1,309,084	$1,109,315
Owner-occupied commercial real estate	131,381	127,114
Acquisition, construction & development	49,091	94,450
Commercial & industrial	67,847	53,514
Single family residential (1-4 units)	527,980	499,362
Consumer non-real estate and other	2,373	3,466
Loans, gross	2,087,756	1,887,221
Allowance for credit losses	(25,301)	(21,039)
Loans, net	$2,062,455	$1,866,182
Net deferred loan fees included in the above loan categories totaled $3.5 million and $3.3 million at December 31, 2023, and December 31, 2022, respectively. The Company holds $3.0 million and $7.9 million in Paycheck Protection Program loans, net of deferred fees and costs as of December 31, 2023, and December 31, 2022, respectively.
Note 4— Allowance for Credit Losses
On January 1, 2023, the Company adopted the CECL methodology as required under ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standards update refer to Note 1 — Nature of Business Activities and Significant Accounting Policies in these Notes to Consolidated Financial Statements. All information presented as of December 31, 2023, is in accordance with ASC 326. All other information presented prior to January 1, 2023, is in accordance with previous applicable GAAP.
The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the Consolidated Statements of Income. Management calculates the quantitative portion of collectively evaluated loans for all loan categories using the WARM method. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code in order to group loans with similar risk characteristics.
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

Note 4— Allowance for Credit Losses (continued)
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
The following tables present the activity in the ACL, including the impact of the adoption of CECL, for the year ended December 31, 2023, and the activity for the allowance for loan losses for the years ended December 31, 2022, and December 31, 2021 (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
December 31, 2023
Beginning balance, prior to adoption of CECL	$15,477	$635	$2,082	$438	$2,379	$28	$—	$21,039
Impact of adoption CECL	2,686	(6)	(640)	237	1,661	187	—	4,125
Provision for (recapture of) credit losses	2,432	154	(1,074)	(1)	(1,295)	19	—	235
Charge-offs	—	—	—	(29)	—	(165)	—	(194)
Recoveries	38	—	—	—	52	6	—	96
Balance, end of period	$20,633	$783	$368	$645	$2,797	$75	$—	$25,301

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
December 31, 2022
Balance, beginning of period	$25,112	$611	$2,189	$165	$2,434	$18	$1,180	$31,709
Provision for (recapture of) loan losses	(6,391)	24	(107)	293	(239)	134	(1,180)	(7,466)
Charge-offs	(3,282)	—	—	(20)	—	(148)	—	(3,450)
Recoveries	38	—	—	—	184	24	—	246
Balance, end of period	$15,477	$635	$2,082	$438	$2,379	$28	$—	$21,039

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
December 31, 2021
Balance, beginning of period	$23,356	$1,196	$3,075	$73	$3,757	$60	$1,180	$32,697
Provision for (recapture of) loan losses	1,870	(602)	(886)	72	(1,490)	34	—	(1,002)
Charge-offs	(127)	—	—	—	(16)	(99)	—	(242)
Recoveries	13	17	—	20	183	23	—	256
Balance, end of period	$25,112	$611	$2,189	$165	$2,434	$18	$1,180	$31,709
The information presented in the table below is not required for periods after the adoption of CECL. The following table summarizes the allowance for loan losses and the recorded investment in loans by portfolio segment

Note 4— Allowance for Credit Losses (continued)
and based on the impairment method (individually or collectively evaluated for impairment) as of December 31, 2022 (in thousands).

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
The following table presents information related to impaired loans (in thousands) by portfolio segment as of December 31, 2022 (in thousands).

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

Note 4— Allowance for Credit Losses (continued)
(1)Cash basis interest income recognized approximates interest income recognized shown as of the twelve months ended December 31, 2022.
The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. The following table presents the aging of the recorded investment in past due loans as of December 31, 2023, and December 31, 2022, by portfolio segment (in thousands).

	December 31, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$10,496	$—	$—	$10,496	$1,298,588	$1,309,084	$—	$—
Owner-occupied commercial real estate	—	—	790	790	130,591	131,381	—	1,000
Acquisition, construction & development	—	—	—	—	49,091	49,091	—	—
Commercial & industrial	195	364	—	559	67,288	67,847	—	—
Single family residential (1-4 units)	1,657	289	1,532	3,478	524,502	527,980	—	2,744
Consumer non-real estate and other	3	—	—	3	2,370	2,373	—	—
Total	$12,351	$653	$2,322	$15,326	$2,072,430	$2,087,756	$—	$3,744

	December 31, 2022
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$—	$—	$—	$—	$1,109,315	$1,109,315	$—	$—
Owner-occupied commercial real estate	—	—	—	—	127,114	127,114	—	1,184
Acquisition, construction & development	—	—	—	—	94,450	94,450	—	—
Commercial & industrial	—	—	—	—	53,514	53,514	—	—
Single family residential (1-4 units)	1,403	154	546	2,103	497,259	499,362	—	4,313
Consumer non-real estate and other	—	4	—	4	3,462	3,466	—	—
Total	$1,403	$158	$546	$2,107	$1,885,114	$1,887,221	$—	$5,497
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

Note 4— Allowance for Credit Losses (continued)
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
The Company has a portfolio of smaller homogenous loans that are not individually risk rated that are included within the single family residential and consumer non-real estate and other loan classes. Generally, these loan classes are rated as “Pass,” unless these loans are on non-accrual, and are then classified as substandard.
The following table presents the amortized cost basis of the loan portfolio by year of origination, loan class, and credit quality, as of December 31, 2023 (in thousands).

	Term Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate
Pass	$195,857	$261,817	$166,253	$22,791	$75,170	$416,774	$36,761	$1,175,423
Special Mention	—	12,235	35,449	—	4,876	—	—	52,560
Substandard	—	15,420	12,847	—	2,209	50,625	—	81,101
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$195,857	$289,472	$214,549	$22,791	$82,255	$467,399	$36,761	$1,309,084

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied commercial real estate
Pass	$9,309	$31,725	$11,229	$14,103	$10,279	$43,616	$6,184	$126,445
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	532	—	—	—	4,404	—	4,936
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$9,309	$32,257	$11,229	$14,103	$10,279	$48,020	$6,184	$131,381

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Acquisition, construction & development
Pass	$8,535	$24,286	$13,698	$—	$728	$241	$1,603	$49,091
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$8,535	$24,286	$13,698	$—	$728	$241	$1,603	$49,091

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$29,111	$15,204	$4,344	$162	$15	$1,335	$16,854	$67,025
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	822	—	—	—	—	822
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$29,111	$15,204	$5,166	$162	$15	$1,335	$16,854	$67,847

Year to date gross charge-offs	$—	$—	$—	$29	$—	$—	$—	$29

Note 4— Allowance for Credit Losses (continued)

Single family residential (1-4 units)
Pass	$78,222	$122,067	$60,202	$32,158	$40,938	$137,376	$54,273	$525,236
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	291	243	—	2,171	39	2,744
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$78,222	$122,067	$60,493	$32,401	$40,938	$139,547	$54,312	$527,980

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer non-real estate and other
Pass	$334	$150	$43	$151	$386	$325	$984	$2,373
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$334	$150	$43	$151	$386	$325	$984	$2,373

Year to date gross charge-offs	$—	$165	$—	$—	$—	$—	$—	$165

Totals	$321,368	$483,436	$305,178	$69,608	$134,601	$656,867	$116,698	$2,087,756

The value of outstanding loans by credit quality indicators as of December 31, 2022, were as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial real estate	$1,011,025	$62,907	$35,383	$—	$—	$1,109,315
Owner-occupied commercial real estate	121,621	1,963	3,530	—	—	127,114
Acquisition, construction & development	68,220	836	25,394	—	—	94,450
Commercial & industrial	53,273	—	241	—	—	53,514
Single family residential (1-4 units)	494,994	55	4,313	—	—	499,362
Consumer non-real estate and other	3,466	—	—	—	—	3,466
Total	$1,752,599	$65,761	$68,861	$—	$—	$1,887,221
The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of December 31, 2023 (in thousands).

	Collateral Dependent Loans
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2023
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	1,000	1,000	—
Acquisition, construction & development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Single family residential (1-4 units)	—	—	2,744	2,744	—
Consumer non-real estate and other	—	—	—	—	—
Total	$—	$—	$3,744	$3,744	$—

Note 4— Allowance for Credit Losses (continued)
On January 1, 2023, the Company adopted ASU 2022-02 on a modified retrospective basis. ASU 2022-02 eliminates the TDR accounting model and requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty, and the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan. This change required all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20 - Receivables — Nonrefundable Fees and Other Costs, and subjects entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. Upon adoption of CECL, the Company loans classified as TDRs were individually evaluated for the ACL, and the measurement was done either using the collateral-dependent or the discounted cash flow method.
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the year ended December 31, 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
The Company did not extend any modifications that were defined as TDRs during the years ended December 31, 2022, or December 31, 2021.
Note 5— Premises and Equipment
Premises and equipment are included in the Balance Sheet at December 31, 2023, and December 31, 2022, were as follows (in thousands):

	2023	2022
Cost:
Land	$14,626	$14,626
Premises	64,181	56,999
Furniture and equipment	17,505	18,705
	96,312	90,330

Less:
Accumulated depreciation	(35,184)	(37,160)

Total	$61,128	$53,170
Depreciation and amortization (e.g. leasehold improvements) expense for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 was $2.9 million, $3.1 million, and $3.2 million, respectively.
In 2023, 2022, and 2021, the Company sold premises that resulted in a loss of $— million, and gains of $4.5 million, and $1.1 million, respectively, that is captured in other operating expenses on the Consolidated Statements of Income.
Note 6— Deposits
The aggregate amount of time deposits that meet or exceed the FDIC Insurance limit of $250,000, was approximately $92.3 million and $32.6 million on December 31, 2023, and December 31, 2022, respectively. Brokered time deposits, which are fully insured, totaled $389.0 million and $100.3 million at December 31, 2023, and December 31, 2022, respectively. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $24.2 million at December 31, 2023, compared to $11.7 million at December 31, 2022.

Note 6— Deposits (continued)
At December 31, 2023, the scheduled maturities of time deposits, including brokered time deposits, for the next five years were as follows (in thousands):

Years ending December 31,
2024	$384,207
2025	140,532
2026	83,546
2027	49,354
2028	78,420
Total	$736,059
At December 31, 2023, and December 31, 2022, amounts included in time deposits for individual retirement accounts totaled $28.5 million and $36.9 million, respectively.
Overdrafts of $110 thousand and $503 thousand were reclassified to loans as of the year ended December 31, 2023, and December 31, 2022, respectively.
Note 7— Advances and Other Borrowings
The Company had borrowings of $272.0 million and $343.1 million at December 31, 2023, and December 31, 2022, respectively. At December 31, 2023, the interest rate on this debt ranged from 4.38% to 5.57%. At December 31, 2022, the interest rate on this debt ranged from 4.13% to 4.57%. The weighted average interest rate at December 31, 2023, and December 31, 2022, was 4.75% and 4.42%, respectively. The average balance outstanding during 2023 and 2022 was $293.9 million and $269.5 million, respectively. The Company has a finance lease liability that is not included in these balances - See Note 11 — Leased Property for a discussion of this liability that is included in the accrued interest and other liabilities line in the Consolidated Balance Sheets. The Company’s short-term borrowings from time to time may consist of advances from the FHLB of Atlanta, unsecured lines from Correspondent Banks, and secured lines from the Federal Reserve Discount Window.
The Company has available lines of credit with the FHLB of Atlanta and unsecured federal funds lines of credit from correspondent banking relationships. Through these sources, the Company has unused borrowing capacity of $987.0 million as of December 31, 2023. The advances on credit lines are secured by both securities and loans. The lendable collateral value of securities and loans pledged against available lines of credit as of December 31, 2023, and December 31, 2022, was $797.8 million and $698.1 million, respectively. As of December 31, 2023, all of the Company’s borrowings will mature within one calendar year.
The contractual maturities of these borrowings as of December 31, 2023, are as follows (in thousands):

Due in 2024	$272
Due in 2025	—
Total	$272

Note 8— Income Taxes
The components of applicable income tax expense (benefit) for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, were as follows (in thousands):

	2023	2022	2021
Current Expense:
Federal	$3,592	$5,501	$5,564
State	230	1,388	372
	$3,822	$6,889	$5,936

Deferred Expense:
Federal	$(1,422)	$1,318	$(1,401)
State	(31)	79	(258)
	$(1,453)	$1,397	$(1,659)

Total	$2,369	$8,286	$4,277
Deferred income taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating losses and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and net operating loss carry-forwards and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.
The Company follows accounting guidance related to accounting for uncertainty in income taxes. Under the “more likely than not” threshold guidelines, the Company’s uncertain tax position reserve was $167 thousand and $291 thousand as of December 31, 2023, and December 31, 2022, respectively. The Company’s policy is to account for interest and penalties as a component of income tax expense. The Company is no longer subject to examination by federal, state, and local taxing authorities for years before January 1, 2020.

Note 8— Income Taxes (continued)
The following reconciles the amount of reported income tax expense in the financial statements to taxes that would be computed by applying the federal statutory tax rates to income before taxes (in thousands):

	2023	2022	2021
Expected taxes using statutory rates	$5,263	$10,983	$8,493
Benefit of tax-exempt municipal interest income, net of non-deductible interest	(363)	(1,694)	(1,993)
Nontaxable income from company-owned life insurance	(604)	(570)	(502)
Low income tax credits, net of amortization	(1,840)	(1,840)	(1,843)
State taxes, net of federal benefit	157	1,159	294
Merger-related	382	—	—
Other adjustment, net	(626)	248	(172)
Total	$2,369	$8,286	$4,277
Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured for tax purposes. Deferred tax assets and liabilities represent the future tax return consequences of temporary differences, which will either be taxable or deductible when the related assets and liabilities are recovered or settled.
The net deferred tax amounts in the accompanying Consolidated Balance Sheets include the following components (in thousands):

	2023	2022
Deferred tax assets:
Provision for credit losses	$5,600	$4,597
Lease liability	2,008	2,259
Compensation and other accruals	2,011	1,847
Partnership investments	2,264	1,982
Unrealized losses on securities available-for-sale	26,069	34,789
Tax credit carryforward	8,690	7,634
Unrealized losses on interest rate swaps	—	422
Total deferred tax asset	$46,642	$53,530

Deferred tax liabilities:
Tax over book depreciation	$(2,073)	$(1,618)
Pension accrual	(434)	(456)
Unrealized gains on interest rate swaps	(85)	—
Right of use asset	(1,906)	(2,158)
Total deferred tax liability	$(4,498)	$(4,232)

Net deferred tax asset	$42,144	$49,298
Note 9— Defined Benefit Pension Plan
The Company provides pension benefits for eligible employees through a defined benefit pension plan. Employees hired prior to June 1, 2005 participate in the retirement plan on a non-contributing basis and were fully vested after five years of service.

Note 9— Defined Benefit Pension Plan (continued)
The following tables set forth the Plan’s status and related disclosures (in thousands):

	2023	2022
Changes in benefit obligation:
Benefit obligation at beginning of year	$30,225	$42,297
Service cost	469	786
Interest cost	1,471	1,141
Actuarial (gain) loss	775	(12,549)
Distributions	(1,440)	(1,450)
Benefit obligation at end of year	$31,500	$30,225

Change in plan assets:
Fair value of plan assets at beginning of year	$31,968	$46,017
Adjustment to beginning of year fair value	—	—
Actual return on plan assets	2,653	(12,599)
Employer contribution	—	—
Distributions	(1,440)	(1,450)
Fair value of plan assets at end of year	$33,181	$31,968

Funded status recognized as accrued pension cost	$1,681	$1,743

Amounts recognized in accumulated other comprehensive (income) loss:
Net loss	$7,273	$8,901
Deferred income tax benefit	(1,527)	(1,869)
Total amount recognized	$5,746	$7,032

Accumulated benefit obligation	$29,372	$28,184
At December 31, 2023, December 31, 2022, and December 31, 2021, the assumptions used to determine the pension benefit obligation were as follows:

	2023	2022	2021
Discount rate	4.80%	5.00%	2.76%
Rate of compensation increase	3.00	3.00	3.50

Note 9— Defined Benefit Pension Plan (continued)
Components of net periodic benefit cost and other amounts recognized in other comprehensive income (in thousands):

	2023	2022	2021
Components of net periodic pension cost:
Service cost	$469	$786	$998
Interest cost	1,471	1,141	1,042
Expected return on plan assets	(879)	(1,539)	(1,612)
Amortization of prior service costs	—	—	—
Amortization of net loss	630	309	393
Net periodic pension costs	$1,691	$697	$821

Other changes recognized in other comprehensive (income) loss
Net loss	$(998)	$1,589	$7
Amortization of net loss	(630)	(309)	(393)
Deferred tax expense (benefit)	342	(269)	81
Total recognized in accumulated other comprehensive (income) loss	$(1,286)	$1,011	$(305)

Total recognized in net periodic pension costs and other comprehensive loss	$405	$1,708	$516
For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the assumptions used to determine net periodic pension cost were as follows:

	2023	2022	2021
Discount rate	4.80%	5.00%	2.76%
Expected long-term rate of return on plan assets	3.75	3.75	3.75
Annual salary increase	3.00	3.00	3.50
The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the long-term capital market assumptions. The overall return for each asset class was developed by combining a long-term inflation component and the associated expected real rates. The development of the capital market assumptions utilized a variety of methodologies, including, but not limited to, historical analysis, stock valuation models, such as dividend discount models, and earnings yield models, expected economic growth outlook, and market yields analysis.
The Company’s pension plan asset allocations at December 31, 2023, and December 31, 2022, were as follows:

	2023	2022
Equity securities	9.6%	10.0%
Debt securities & cash equivalents	90.4%	90.0%
Total	100.0%	100.0%

Note 9— Defined Benefit Pension Plan (continued)
As of December 31, 2023, and December 31, 2022, the fair value of plan assets was as follows (in thousands):

	December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Cash and cash equivalents	$122	$—	$—	$122
Equity securities	—	3,209	—	3,209
Debt securities	—	29,859	—	29,859
Total pension assets	$122	$33,068	$—	$33,190

	December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Cash and cash equivalents	$102	$—	$—	$102
Equity securities	—	3,181	—	3,181
Debt securities	—	28,749	—	28,749
Total pension assets	$102	$31,930	$—	$32,032
Assets are valued using a combination of methods including quoted prices for similar assets in active or non-active markets.
The fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return. Investments are selected by officers experienced in financial matters and risk management, and implementation of approved investment strategies is monitored on a regular basis. Both actively and passively managed investment strategies are considered, and funds are allocated across asset classes to develop an efficient investment structure.
It is the responsibility of the trustee to consider costs in administering the portfolio, while maintaining high quality investments. Costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs, and other administrative costs which may be charged to the trust.
The Company does not expect to contribute to its pension plan in 2024.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Years ending December 31,
2024	$1,421
2025	1,406
2026	1,452
2027	1,536
2028	1,691
Following 5 years	$9,413
Note 10— Other Post-Retirement Plans
Investment and Savings Plan
The Company has an investment and savings plan for its employees. In the month following date of hire, an employee is eligible to participate in the investment and savings plan if they are at least 18 years old. A participant may elect to defer up to 90% of their annual compensation, not to exceed limitations established by the Internal Revenue Code. On behalf of each participant who makes the election, the Company contributes an amount up to

Note 10— Other Post-Retirement Plans (continued)
3.5% of the amount contributed by the participant. The Company’s contributions in 2023, 2022, and 2021 totaled $1.04 million, $1.02 million, and $1.02 million, respectively, which were included within pensions and other employee benefits on the Consolidated Statements of Income.
Other Retirement Plans
The Company has a deferred compensation plan for some of its directors and senior officers that provides benefits payable at age 65. The deferred compensation is to be paid to the individual or beneficiary over a period of 15 years. Amounts deferred are invested in increasing whole life insurance policies on the participants’ lives with the Company as owner and beneficiary. Amounts recognized for the increase in the cash surrender value of the policies are offset against the expense. The Company recognized net income of $33 thousand in 2023, $61 thousand in 2022, and $57 thousand in 2021, related to this deferred compensation plan.
In 2010, the Company adopted a Supplemental Executive Retirement Plan for a number of its executive officers. The plan is intended to be unfunded and maintained primarily for the purpose of providing deferred compensation to its participants. The benefits of the plan vest incrementally based on years of service. Plan expenses for the years ending December 31, 2023, December 31, 2022, and December 31, 2021, amounted to $522 thousand, $290 thousand, and $459 thousand, respectively.
In 2021, the Company formed a new deferred compensation plan (2021 Deferred Compensation Plan) for current directors and senior officers. The plan is funded with director fees and salary reductions which are placed in a trust account invested by the Company. The trust investments consist of equity investments, fixed income investments, and cash. The trust account balance totaled $818 thousand and $496 thousand at December 31, 2023, and December 31, 2022, respectively. This balance is included within other assets and is directly offset within other liabilities. Amounts contributed to the trust and recorded as expense for the Company totaled $341 thousand and $212 thousand, respectively, in 2023 and 2022.
Note 11— Leased Property
Lessor Arrangements
The Company enters into operating leases with customers to lease vacant space in certain owned premises that is not being used by the Company. These operating leases are typically payable in monthly installments with terms ranging from around two years to around twelve years and may contain renewal options.
The components of lease income, which was included in non-interest expense on the Consolidated Statements of Income, were as follows for the year ending (in thousands):

	2023	2022	2021
Operating lease income	$2,301	$1,309	$181
Total lease income	$2,301	$1,309	$181
The remaining maturities of operating lease receivables as of December 31, 2023, are as follows (in thousands):

Operating Leases
2024	$2,302
2025	2,265
2026	1,657
2027	1,356
2028	1,333
Thereafter	2,450
Total lease receivables	$11,363

Note 11— Leased Property (continued)
Lessee Arrangements
The Company has entered into leases for branches and office space. The leases are evaluated for whether the lease will be classified as either a finance or operating lease. Certain leases offer the option to extend the lease term, and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. Including renewal options, the Company’s leases range from less than one year to around fifteen years. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.
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
In the fourth quarter of 2022 the Company sold two buildings in separate transactions and entered into sale-leaseback agreements to lease back the properties for up to one year. The lease terms were at market with third-parties and resulted in $655 thousand of operating lease expense in 2023. The sale of the two buildings resulted in a realized gain of $3.7 million that was recognized in the fourth quarter of 2022.
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	2023	2022
Right-of-use assets:
Operating leases	Other assets	$5,110	$7,255
Finance leases	Other assets	3,590	2,620
Total right-of-use assets		$8,700	$9,875
Lease liabilities:
Operating leases	Other liabilities	$5,327	$7,592
Finance Leases	Other liabilities	3,840	2,745
Total lease liabilities		$9,167	$10,337
The components of total lease cost were as follows for the period ending (in thousands):

	2023	2022	2021
Finance lease cost
Right-of-use asset amortization	$244	$204	$207
Interest expense	86	63	39
Operating lease cost	3,210	2,495	2,517
Total lease cost	$3,540	$2,762	$2,763

Note 11— Leased Property (continued)
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of December 31, 2023, are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$2,418	$327
2025	1,075	334
2026	622	341
2027	572	347
2028	548	354
Thereafter	475	2,993
Total undiscounted lease payments	5,710	4,696
Less: discount	(383)	(856)
Net lease liabilities	$5,327	$3,840
The following table presents additional information about the Company’s leases as of December 31, 2023, and December 31, 2022.

Supplemental lease information (dollars in thousands)	2023	2022
Finance lease weighted average remaining lease term (years)	12.66	12.76
Finance lease weighted average discount rate	2.96%	2.22%
Operating lease weighted average remaining lease term (years)	3.71	3.26
Operating lease weighted average discount rate	3.33%	3.19%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,330	$2,557
Operating cash flows from finance leases	86	63
Financing cash flows from finance leases	119	152
Right-of-use assets obtained in exchange for new finance lease liabilities	1,214	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,558
Note 12— Regulatory Capital Matters
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (“Basel III rules”), an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of December 31, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” although these terms are not used to represent overall financial condition. If “adequately capitalized,” regulatory approval is required to accept brokered deposits. If “undercapitalized,” capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2023, and December 31, 2022, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action.”

Note 12— Regulatory Capital Matters (continued)
The table below presents the actual and required capital amounts and ratios for the Company and the Bank at December 31, 2023, and December 31, 2022 (in thousands).

	Actual		Minimum Required for Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total Capital to risk-weighted assets
Consolidated	$443,799	17.88%	$260,694	≥ 10.5%	$248,280	≥ 10.0%
Burke & Herbert Bank & Trust	442,414	17.82	260,626	≥ 10.5	248,215	≥ 10.0
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	418,244	16.85	211,038	≥ 8.5	198,624	≥ 8.0
Burke & Herbert Bank & Trust	416,859	16.79	210,983	≥ 8.5	198,572	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	418,244	16.85	173,796	≥ 7.0	161,382	≥ 6.5
Burke & Herbert Bank & Trust	416,859	16.79	173,751	≥ 7.0	161,340	≥ 6.5
Tier 1 (Core) Capital to average assets
Consolidated	418,244	11.31	147,965	≥ 4.0	184,957	≥ 5.0
Burke & Herbert Bank & Trust	416,859	11.27	147,986	≥ 4.0	184,982	≥ 5.0

As of December 31, 2022
Total Capital to risk-weighted assets
Consolidated	$433,958	18.88%	$241,325	≥ 10.5%	$229,834	≥ 10.0%
Burke & Herbert Bank & Trust	432,290	18.81	241,368	≥ 10.5	229,874	≥ 10.0
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	412,946	17.97	195,358	≥ 8.5	186,867	≥ 8.0
Burke & Herbert Bank & Trust	411,251	17.89	195,393	≥ 8.5	183,900	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	412,946	17.97	160,883	≥ 7.0	149,392	≥6.5
Burke & Herbert Bank & Trust	411,251	17.89	160,912	≥ 7.0	149,418	≥ 6.5
Tier 1 (Core) Capital to average assets
Consolidated	412,946	11.34	145,605	≥ 4.0	182,007	≥ 5.0
Burke & Herbert Bank & Trust	411,251	11.30	145,605	≥4.0	182,007	≥5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2023, approximately $181.8 million of retained earnings was available for dividend declaration without regulatory approval.
Note 13— Derivatives
The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Note 13— Derivatives (continued)
Cash flow hedges of interest rate risk
The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Other interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt and assets.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. During 2024, the Company estimates that an additional $0.6 million will be reclassified as a reduction to interest income, and an additional $1.2 million will be reclassified as a reduction to interest expense.
The Company is hedging its exposure to the variability in future cash flow for forecasted transactions over a maximum period of 4 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).
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
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of December 31, 2023, and December 31, 2022 (in thousands):

	December 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$100,000	$65
Interest rate swaps related to cash flow hedges	Other liabilities	150,000	1,047

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$72,572	$998
Interest rate swaps related to customer loans	Other liabilities	72,572	998

Note 13— Derivatives (continued)

	December 31, 2022
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other liabilities	$50,000	$2,254

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$34,674	$1,311
Interest rate swaps related to customer loans	Other liabilities	34,674	1,311
The table below presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 (in thousands):

	December 31, 2023				December 31, 2023
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(329)	$(329)	$—	Interest Income	$(1,749)	$(1,749)	$—
Interest Rate Products	(29)	(29)	—	Interest Expense	—	—	—
Total	$(358)	$(358)	$—		$(1,749)	$(1,749)	$—

	December 31, 2022				December 31, 2022
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(2,178)	$(2,178)	$—	Interest Income	$(167)	$(167)	$—
Total	$(2,178)	$(2,178)	$—		$(167)	$(167)	$—

	December 31, 2021				December 31, 2021
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Total	$—	$—	$—		$—	$—	$—

Note 13— Derivatives (continued)
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of December 31, 2023, and December 31, 2022 (in thousands).

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	December 31, 2023		December 31, 2022		December 31, 2021
	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$(895)	$—	$(167)	$—	$—	$—
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedging items(1)	$(1,025)	—	—	—	—	—
Derivatives designated as hedging instruments	1,879	—	—	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	$(1,749)	—	$(167)	—	—	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	—
Amount of Gain or (Loss) Reclassified from AOCI into Income - Included Component	(1,749)	—	(167)	—	—	—
Amount of Gain or (Loss) Reclassified from AOCI into Income - Excluded Component	—	—	—	—	—	—
(1) The Company voluntarily discontinued a fair value hedging relationship and these amounts include the gain or (loss) and the hedging adjustment on a voluntary discontinued hedging relationship. The Company has allocated the basis adjustment to the remaining individual assets in the closed portfolio and will amortize the basis adjustment over a period consistent with the amortization of other discounts or premiums on the hedged assets.
Credit-risk-related Contingent Features
As of December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $982 thousand. As of December 31, 2023, the Company has posted the full amount of collateral related to these agreements.
Note 14— Commitments and Contingencies
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
The net gains (losses) relating to the free-standing derivative instruments (interest rate lock commitments) were $8 thousand, $(13) thousand, and $13 thousand, at December 31, 2023, December 31, 2022, and December 31, 2021, respectively. The notional amount of the mortgage loan pipeline that resulted in an interest rate lock commitments at December 31, 2023, December 31, 2022, and December 31, 2021, was $3.4 million, zero, and

Note 14— Commitments and Contingencies (continued)
$926 thousand, respectively. Interest Rate lock commitments are not designated as hedging instruments, and therefore changes in the fair value of these free-standing derivative instruments are reported as non-interest income.
Credit extension commitments
The Company’s financial statements do not reflect various financial instruments which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These financial instruments include commitments to extend credit (e.g. revolving lines of credit) and commercial letters of credit.
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
A summary of the contractual amounts of the Company’s financial instruments outstanding at December 31, 2023, and December 31, 2022, is as follows (in thousands):

	2023	2022
Commitments to extend credit	$278,923	$291,265
Commercial letters of credit	10,718	8,539
Commitments to extend credit and commercial letters of credit both include exposure to some credit loss in the event of non-performance of the customer. The Company’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Consolidated Balance Sheets. Many of these instruments have fixed maturity dates, and many of them will expire without being drawn upon; accordingly, they do not generally present any significant liquidity risk to the Company.
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a recapture of credit losses on unfunded commitments of $21 thousand for the year ended December 31, 2023. The ACL on off-balance-sheet credit exposures totaled $254 thousand at December 31, 2023, and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
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
Note 15— Transactions with Related Parties
Loans to directors and principal officers, including their immediate families and affiliated companies in which they have a direct or indirect material interest, are considered to be related parties.
Aggregate loan balances with related parties were as follows (in thousands):

2023
Balance, beginning	$96,397
New loans	32,055
Repayments	(4,038)
Balance, ending	$124,414
None of the loans are past due, on non-accrual status, or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2023, or December 31, 2022.

Note 15— Transactions with Related Parties (continued)
Deposits from related parties at years ended December 31, 2023, and December 31, 2022, were $103.6 million and $109.1 million.
Note 16— Fair Value Measurements
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

Note 16— Fair Value Measurements (continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$179,071	$—	$—	$179,071
Obligations of state and municipalities	—	463,203	—	463,203
Residential mortgage backed - agency	—	42,238	—	42,238
Residential mortgage backed - non-agency	—	266,031	—	266,031
Commercial mortgage backed - agency	—	34,885	—	34,885
Commercial mortgage backed - non-agency	—	177,061	—	177,061
Asset backed	—	77,936	—	77,936
Other	—	8,014	—	8,014
Total investment securities available-for-sale	$179,071	$1,069,368	$—	$1,248,439

Loans held-for-sale, at fair value	$—	$1,497	$—	$1,497

Derivatives	$—	$1,063	$—	$1,063

Financial liabilities
Derivatives	$—	$2,045	$—	$2,045

Note 16— Fair Value Measurements (continued)

	Fair Value Measurements at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$174,993	$—	$—	$174,993
Obligations of state and municipalities	—	453,907	—	453,907
Residential mortgage backed - agency	—	53,061	—	53,061
Residential mortgage backed - non-agency	—	339,295	—	339,295
Commercial mortgage backed - agency	—	59,933	—	59,933
Commercial mortgage backed - non-agency	—	183,299	—	183,299
Asset backed	—	98,626	—	98,626
Other	—	8,643	—	8,643
Total investment securities available-for-sale	$174,993	$1,196,764	$—	$1,371,757

Loans held-for-sale, at fair value	$—	$—	$—	$—

Derivatives	$—	$1,311	$—	$1,311

Financial liabilities
Derivatives	$—	$3,565	$—	$3,565
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
The measurement of loss associated with impaired loans can be based on either the observable market price of the loan, the present value of the expected future cash flows, or the fair value of the collateral. Generally, the fair value of impaired loans will be determined by the present value of the expected future cash flows or, if collateral-dependent, based on recent real estate appraisals. For collateral-dependent, the fair value is measured based on the value of the collateral securing the loans, less estimated costs of disposal. Collateral may be in the form of real estate or business assets, including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income and will result in a Level 3 fair value classification. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes

Note 16— Fair Value Measurements (continued)
in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.
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
Assets that were measured at fair value on a non-recurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Impaired Loans:
Commercial real estate	$—	$—	$286	$286
Owner-occupied commercial real estate	—	—	1,315	1,315
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Single family residential	—	—	1,816	1,816
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	—	—

	Fair Value Measurements at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Impaired Loans:
Commercial real estate	$—	$—	$290	$290
Owner-occupied commercial real estate	—	—	1,295	1,295
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Single family residential	—	—	911	911
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	—	—

Note 16— Fair Value Measurements (continued)
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at December 31, 2023, and December 31, 2022 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
December 31, 2023
Individually evaluated loans	$3,417	Income, Market, & Discounted cash flow analysis	External appraised values; management assumptions regarding market trends, market rate for borrower, or other relevant factors	3.6% - 9%	5.4%

December 31, 2022
Individually evaluated loans	$2,496	Income, Market, & Discounted cash flow analysis	External appraised values; management assumptions regarding market trends, market rate for borrower, or other relevant factors	4.5% - 6%	5.2%
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at December 31, 2023, and December 31, 2022, were as follows (in thousands):

		Fair Value Measurements at December 31, 2023 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$8,896	$8,896	$—	$—	$8,896
Interest-bearing deposits with banks	35,602	35,602	—	—	35,602
Loans, net	2,062,455	—	—	1,897,459	1,897,459
Accrued interest	15,895	—	15,895	—	15,895

Financial liabilities
Non-interest-bearing	$830,320	$—	$830,320	$—	$830,320
Interest-bearing	2,171,561	—	2,167,218	—	2,167,218
Other borrowed funds	272,000	—	271,716	—	271,716
Accrued interest	8,954	—	8,954	—	8,954

Note 16— Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$9,124	$9,124	$—	$—	$9,124
Interest-bearing deposits with banks	41,171	41,171	—	—	41,171
Loans, net	1,866,182	—	—	1,768,903	1,768,903
Accrued interest	15,481	—	15,481	—	15,481

Financial liabilities
Non-interest-bearing	$960,692	$—	$960,692	$—	$960,692
Interest-bearing	1,959,708	—	1,951,227	—	1,951,227
Other borrowed funds	343,100	—	342,904	—	342,904
Accrued interest	1,452	—	1,452	—	1,452
Note 17— Common Stock Transactions
In 2023, the Company reissued 2,950 shares of treasury stock to satisfy the vesting of RSUs. No other purchase or sale of the Company’s Common Stock occurred in 2023.
On November 15, 2022, the Company effected a forty-for-one stock split of its Common Stock by issuing thirty-nine additional shares of Common Stock for each outstanding share of Common Stock of record as of November 9, 2022. All share and earnings per share information have been retroactively adjusted to reflect the stock split within the financial statements and notes to the financial statements.
In 2022, the Company reissued 2,000 shares of treasury stock to satisfy the vesting of RSUs. No other purchase or sale of the Company’s Common Stock occurred in 2022.
In 2021, the Company purchased shares of its own Common Stock on the open market in arms-length transactions. It acquired 90,040 shares at an aggregate cost of $4.4 million at prices ranging from $45.25 to $50.00 per share. Additionally, in early August 2021, the Company sold 64,000 shares to certain of its directors, pursuant to a private placement exemption from registration for aggregate consideration of $3.2 million and reissued 1,720 shares of treasury stock to satisfy the vesting of RSUs.
During 2023, 2022, and 2021, the Company declared and paid cash dividends of $2.12, $2.12, and $2.00 per share, respectively.

Note 18— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ending December 31, 2023, December 31, 2022, and December 31, 2021 (in thousands):

	December 31, 2023
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(1,589)	$(130,875)	$(7,031)	$(139,495)
Net unrealized gains (losses)	(283)	32,718	—	32,435
Less: net realized (gains) losses reclassified to earnings	1,382	898	—	2,280
Net change in pension plan benefits	—	—	1,286	1,286
Ending Balance	$(490)	$(97,259)	$(5,745)	$(103,494)

	December 31, 2022
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$—	$12,975	$(6,020)	$6,955
Net unrealized gains (losses)	(1,721)	(144,209)	—	(145,930)
Less: net realized (gains) losses reclassified to earnings	132	359	—	491
Net change in pension plan benefits	—	—	(1,011)	(1,011)
Ending Balance	$(1,589)	$(130,875)	$(7,031)	$(139,495)

	December 31, 2021
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$—	$28,905	$(6,325)	$22,580
Net unrealized gains (losses)	—	(15,933)	—	(15,933)
Less: net realized (gains) losses reclassified to earnings	—	3	—	3
Net change in pension plan benefits	—	—	305	305
Ending Balance	$—	$12,975	$(6,020)	$6,955

Note 18— Accumulated Other Comprehensive Income (Loss) (continued)
The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ending December 31, 2023, December 31, 2022, and December 31, 2021 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income			Affected Line Item in the Statements of Income
	2023	2022	2021
Cash flow hedges:
Interest rate contracts	$(1,749)	$(167)	$—	Interest income
Tax effect	367	35	—	Income tax expense (benefit)
Net of Tax	$(1,382)	$(132)	$—

Available-for-sale securities:
Realized gains (losses) on securities	$(112)	$(454)	$(4)	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	(1,025)	—	—	Interest income
Tax effect	239	95	1	Income tax expense (benefit)
Net of Tax	$(898)	$(359)	$(3)

Defined benefit pension plan:
Amortization of actuarial gain / (loss)	$(1,628)	$1,280	$(386)	Pension and other employee benefits
Tax effect	342	(269)	81	Income tax expense (benefit)
Net of Tax	$(1,286)	$1,011	$(305)

Total reclassifications, net of tax	$(3,566)	$520	$(308)	Net income
Note: The Defined benefit pension plan items are included in the computation of net periodic pension cost. See Note 9 — Defined Benefit Pension Plan, for additional information.

Note 19— Parent Company Financial Information
The following tables summarize condensed financial statements for Burke & Herbert Financial Services Corp., which commenced operations as a holding company on October 1, 2022, as of and for the years ended December 31, 2023, and December 31, 2022 (in thousands):

Parent Company Only Condensed Balance Sheet	2023	2022
Assets
Cash	$284	$2,000
Investment in subsidiary	313,364	271,757
Other assets	1,653	209
Total Assets	$315,301	$273,966

Liabilities
Other liabilities	$551	$513
Total Liabilities	551	513

Total Shareholders’ Equity	314,750	273,453
Total Liabilities and Shareholders’ Equity	$315,301	$273,966

Parent Company Only Condensed Statement of Income	2023	2022
Income
Dividends from bank subsidiary	$18,997	$5,936
Total Income	18,997	5,936

Expense
Salaries and employee benefit	2,052	426
Other operating expenses	4,826	568
Total Expense	6,878	994

Income (loss) before income tax benefit and equity in undistributed income of subsidiaries	12,119	4,942
Income tax benefit	1,445	209
Income (loss) before equity in undistributed income of subsidiaries	13,564	5,151
Equity in undistributed earnings of subsidiary	9,128	38,862
Net Income	$22,692	$44,013

Note 19— Parent Company Financial Information (continued)

Parent Company Only Condensed Statement of Cash Flows	2023	2022
Cash Flows from Operating Activities
Net income	$22,692	$44,013
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(9,128)	(38,862)
Share-based compensation	2,464	481
Deferred income taxes	(539)	(105)
Net change in other assets	(899)	513
Net change in other liabilities	(906)	(104)
Net cash flows provided by operating activities	$13,684	$5,936

Cash Flows from Investing Activities	—	—

Net cash (used in) provided by investing activities	$—	$—

Cash Flows from Financing Activities
Proceeds from employee stock purchase program	206	—
Dividends paid	(15,747)	(3,936)
Treasury stock transactions	141	—

Net cash (used in) financing activities	$(15,400)	$(3,936)

Increase in cash and cash equivalents	$(1,716)	$2,000

Cash and cash equivalents
Beginning of the year	$2,000	$—
End of the year	284	2,000

Note 20— Other Operating Expense
Other operating expense from the Statements of Income for years ended December 31, 2023, December 31, 2022, and December 31, 2021, is as follows (in thousands):

	2023	2022	2021
FDIC & other regulatory assessment	$1,957	$958	$920
Historic tax credit amortization	2,526	2,526	2,717
IT related	2,058	1,980	1,306
Consultant fees	3,082	1,708	1,548
Network expense	1,810	1,693	1,592
Directors' fees	1,918	1,941	1,093
Audit expense	1,124	705	302
Legal expense	2,245	986	275
Virginia franchise tax	2,601	2,492	2,366
Marketing expense	672	1,295	1,086
Debit card expenses	776	596	795
(Gain)/loss on sale of buildings	37	(4,533)	(1,063)
Other	5,177	5,072	4,832
Total	$25,983	$17,419	$17,769
The Company incurred merger-related expenses of $3.0 million for the year ended December 31, 2023. The substantial majority of the merger-related expenses are included in the consultant fees and legal expense line items detailed in other operating expenses.
Note 21— Qualified Affordable Housing Project and Historic Tax Investments
The Company invests in qualified affordable housing projects. At December 31, 2023, and December 31, 2022, the balance of the investment for qualified affordable housing projects was $18.0 million and $23.5 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $0.7 million and $0.8 million at December 31, 2023, and December 31, 2022, respectively. The Company expects to fulfill the majority of these commitments by 2024.
During the year ended December 31, 2023, December 31, 2022, and December 31, 2021, the Company recognized amortization expense of $5.6 million, $6.1 million, and $6.8 million, respectively, which $3.1 million, $3.6 million, and $4.1 million, respectively, qualified for the proportional amortization method and was included in income tax expense on the Consolidated Statements of Income.
During the year ended December 31, 2023, December 31, 2022, and December 31, 2021, $2.5 million, $2.5 million, and $2.7 million, respectively, was included in other non-interest expense on the Consolidated Statements of Income related to historic tax credit investments that do not qualify for the proportional amortization method.
Note 22— Revenue from Contracts with Customers
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. ASC 606 is applicable to non-interest revenue streams, such as trust and wealth management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions.

Note 22— Revenue from Contracts with Customers (continued)
The following table presents the components of non-interest income for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 (in thousands):

	2023	2022	2021
Service charges and fees(1)
Debit card fees	$4,175	$4,454	$4,413
Deposit related fees	2,409	2,308	1,792
Other fees	86	93	123
Fiduciary and wealth management(1)
Trust fees	3,074	3,176	3,297
Advisory fees	1,866	1,575	1,342
Other fees	414	558	523
Net gains (losses) on securities(2)	(112)	(454)	(4)
Income from life insurance(2)	2,844	2,656	2,325
Other non-interest income(1)
FHLB dividend(2)	643	484	409
Merchant & credit card fees	748	801	730
Safety deposit fees	359	394	411
Servicing release premium	138	58	1,303
Wire fees	350	358	372
Customer loan swap fees	414	—	—
Other non-interest(3)	544	626	215
Total non-interest income	$17,952	$17,087	$17,251
__________________
(1)Income within the scope of ASC 606 - Revenue Recognition
(2)Income excluded from the scope of ASC 606 - Revenue Recognition
(3)Includes income that arises from the Company electing the FVO as stated that is not within the scope of ASC 606.
A description of the Company’s revenue streams accounted for under ASC 606 follows:
Income from fiduciary & wealth management activities
Fiduciary and wealth management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied at a point in time (i.e., as incurred), and that allows the Company to recognize the related revenue associated with that transaction. Payment is received shortly after services are rendered.
Annuity and insurance income primarily consists of commissions received on annuity product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the annuity policy. Shortly after the policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue. The Company does not earn a significant amount of trailer fees on annuity sales. The majority of the trailer fees relates to variable annuity products and are calculated based on a percentage of market value at period end. Revenue is not recognized until the annuity’s market value can be determined.
Other non-interest income consists of other recurring revenue streams, such as commissions from sales of mutual funds and other investments, investment advisor fees from the Company’s wealth management product,

Note 22— Revenue from Contracts with Customers (continued)
safety deposit box rental fees, and other miscellaneous revenue streams. Commissions from the sale of mutual funds and other investments are payable on the trade date and are received in the following month, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees from the wealth management product are earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period.
Service charges and fees
Service charges and fees on deposit accounts consist of monthly service fees, check orders, and other deposit account related fees. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied at a point in time, and the related revenue recognized. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Debit card fees and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. Merchant services income mainly consists of fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation is largely satisfied, and the related revenue is recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.
Note 23— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards, subject to approval. Total compensation expense that has been charged against income for the share-based awards granted was $2.4 million, $2.0 million, and $283 thousand for 2023, 2022, and 2021, respectively. The total income tax benefit was $506 thousand, $421 thousand, and $59 thousand for 2023, 2022, and 2021, respectively.
2019 Stock Incentive Plan
In 2019, the Company’s Stock Incentive Plan (“2019 SIP”) was approved by the Bank’s Board of Directors. The 2019 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2019 SIP authorized 240,000 units to be issued and the Company has a practice of using shares held as treasury stock to satisfy these awards. Each unit represents a contingent right to receive one common share or an equivalent amount of cash, or a combination of the two, at the discretion of the Company. Currently, we have a sufficient number of treasury shares to satisfy outstanding equity awards.
Under the 2019 SIP, the Company has issued restricted stock unit (“RSU”) awards that are both time-based and performance-based. Each RSU award will indicate the number of shares, the conditions (e.g., service, performance, and/or a combination), and the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the award at grant date. A total of 25,705, 13,160, and 106,040 shares were issued in 2023, 2022, and 2021, respectively.
For time-based RSUs, the fair value was determined by using the closing stock price on the date prior to the grant date. These RSUs vest over three to five years.

Note 23— Share-Based Compensation (continued)
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
2023 Stock Incentive Plan
In 2023, a new stock incentive plan (“2023 SIP”) was approved by the Board of directors and shareholders. Upon the plan’s shareholder approval date of March 30, 2023, no further share-based awards will be issued under the 2019 SIP. The plan provides for the issuance of share-based awards to directors and employees of the Company. The 2023 SIP authorized the issuance of 250,000 shares, subject to an annual increase in available shares. As of December 31, 2023, one share-based award of 1,000 shares has been issued under the 2023 SIP.
The following is a summary of all the Company’s RSU awards issued under both the 2019 SIP and 2023 SIP:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2023	122,440	$48.00
Granted	25,705	67.02
Vested	(4,560)	54.07
Forfeited	—	—
Non-vested at December 31, 2023	143,585	$51.21
As of December 31, 2023, there was $2.9 million of total unrecognized compensation costs related to non-vested shares granted under the 2019 SIP and 2023 SIP. The cost is expected to be recognized over a weighted average period of 1.44 years. There were 89,135 shares remaining to be issued from the 2019 SIP which were rolled into the 2023 SIP as of the approval date of the 2023 SIP at March 30, 2023.
2023 Employee Stock Purchase Plan
In 2023, a new employee stock purchase plan (“2023 ESPP”) was approved by the Board of directors and shareholders. Upon the plan’s shareholder approval date of March 30, 2023, the 2023 ESPP reserved 250,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each semi-annual offering period that began on September 1, 2023. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 15% of their annual salary. At December 31, 2023, no shares have been purchased. The Company recognized $64 thousand of expense captured in salaries and wages line item on the Consolidated Statements of Income for the year ended December 31, 2023.
Note 24— Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential impact of contingently issuable shares. The Company uses the treasury stock method as described by ASC 260 - Earnings Per Share for each dilutive instrument when computing diluted earnings per share.

Note 24— Earnings Per Share (continued)
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares dilutive potential Common Stock. Dilutive potential Common Stock has no effect on income available to common shareholders.

	2023	2022	2021
Net income (in thousands)	$22,692	$44,013	$36,165

Weighted average number of shares	7,428,042	7,425,088	7,424,405
Options effect of dilutive shares	78,813	42,629	5,659
Weighted average dilutive shares	7,506,855	7,467,717	7,430,064

Basic EPS	$3.05	$5.93	$4.87
Diluted EPS	3.02	5.89	4.87
Stock awards equivalent to 503, zero, and 462 shares of Common Stock were not considered in computing diluted earnings per common share for 2023, 2022, and 2021, respectively, because they were antidilutive.
Note 25— Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no material events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2023, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Attestation Report of Independent Auditor
In accordance with the JOBS Act enacted on April 5, 2012, the Company qualifies as an “emerging growth company,” which entitles the Company to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. Specifically, the JOBS Act defers the requirement to have the Company’s independent auditor assess the Company’s internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. As such, the Company is exempted from the requirement to include an auditor attestation report in this Annual Report for so long as the Company remains an EGC, which may be for as long as five years following its initial registration in the United States.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2023, none of our directors or officers (as defined by Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Pursuant to General Instructions G(3) of Form 10-K, the information contained under the captions “The Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated into this item by reference.

Item 11. Executive Compensation
Pursuant to General Instructions G(3) of Form 10-K, the information contained under the captions “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated into this item by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
Pursuant to General Instructions G(3) of Form 10-K, the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated by reference.
Equity Compensation Plans
The following table sets forth securities authorized for issuance under the 2019 SIP, the 2023 SIP, and the 2023 ESPP as of December 31, 2023. Figures below are presented on an as-converted basis.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders (1)	1,000	(1)	$—	(2)	499,000	(3)
Equity compensation plans not approved by shareholders	142,585	(4)	—	(2)	—	(5)
Total	143,585		$—		499,000
(1)Consists of RSUs awarded under the 2023 SIP following its approval by shareholders at the Company’s 2023 annual meeting of shareholders on March 30, 2023.

(2)There is no weighted average exercise price to disclose because RSU awards do not have an exercise price.

(3)Includes 249,000 shares of common stock remaining available for future equity awards under the 2023 SIP at December 31, 2023, as well as 250,000 shares of common stock remaining available for issuance and delivery under the 2023 ESPP. The 2023 SIP and the 2023 ESPP both authorize up to 250,000 shares of Common Stock for issuance, increasing on an annual basis by an amount equal to the lesser of 1% of the Company’s common shares issued and outstanding on the last day of the immediately preceding fiscal years and such smaller number of Common Stock as may be determined by the Board. The 2023 SIP also includes share recycling to the extent that an award granted under the 2023 SIP or 2019 SIP terminates, expires, is canceled, or is forfeited for any reason, the shares associated with that award will become available for grant under the 2023 Plan. As of December 31, 2023, no shares have been recycled from the 2019 SIP. As of December 31, 2023, there was an open purchase period under the 2023 ESPP, which concluded on February 29, 2024. Participants purchased 6,380 aggregate shares during this purchase period.

(4)Includes RSUs awarded under the 2019 SIP prior to the adoption of the 2023 SIP. The 2019 SIP was originally adopted by the board of directors of Burke & Herbert Bank & Trust Company and was then subsequently adopted by the Board of the Company, as amended, on October 27, 2022, upon its commencement of operations as a bank holding company. The 2019 SIP is an omnibus equity incentive plan which allows for the grant of Common Stock, stock options, SARs, restricted stock, RSUs, dividend equivalent rights, and cash-based awards to employees, directors, and consultants of the Company and its affiliates. The only outstanding equity awards granted under the 2019 SIP are RSUs, which vest upon the completion of a service period, specific performance goal, and/or a combination thereof.

(5)The Company had no equity compensation plans not approved by the shareholders under which equity awards may have been granted at December 31, 2023, because no future awards could be granted under the 2019 SIP as of the date of the 2023 SIP’s approval.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instructions G(3) of Form 10-K, the information contained under the captions “The Board of Directors - Director Independence” and “Company Transactions With Related Parties” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated into this item by reference.

Item 14. Principal Accounting Fees and Services
Pursuant to General Instructions G(3) of Form 10-K, the information contained under the captions “Audit Committee Report” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated into this item by reference.

Part IV
Item 15. Exhibit and Financial Statement Schedules
(a)FINANCIAL STATEMENTS: The following financial statements are included in Item 8 in Notes to Consolidated Financial Statements of this Form 10-K:
(b)EXHIBITS: The following exhibits are included as part of this Form 10-K:

Exhibit No.	Description
2.1*
Agreement and Plan of Reorganization between Burke & Herbert Financial Services Corp. and Summit Financial Group, Inc., dated as of August 24, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August, 25, 2023)

3.1*	Articles of Incorporation of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 3.1 to the Form 10 Registration Statement, filed February 28, 2023)
3.2*
Articles of Amendment to the Articles of Incorporation of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 3.2 to the Form 10/A Registration Statement, filed April 3, 2023)

3.3*	Bylaws of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 3.2 to the Form 10 Registration Statement, filed February 28, 2023)
4.1*	Specimen certificate for the Common Stock of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 4.1 to the Form 10/A Registration Statement, filed April 3, 2023)
4.2#	Description of the Securities
10.1*†	2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10 Registration Statement, filed February 28, 2023)
10.2*†	2019 Stock Incentive Plan as Amended October 27, 2022 (incorporated by reference to Exhibit 10.2 to the Form 10 Registration Statement, filed February 28, 2023)
10.3*†	2021 Amended & Restated Nonqualified Deferred Compensation Plan for Employers & Directors (incorporated by reference to Exhibit 10.3 to the Form 10 Registration Statement, filed February 28, 2023)
10.4*†
Amended & Restated Employment Agreement, dated as of September 1, 2022, by and among Burke & Herbert Bank & Trust, and David P. Boyle (incorporated by reference to Exhibit 10.4 to the Form 10 Registration Statement, filed February 28, 2023)

10.5*†
First Amendment to Employment Agreement, dated as of October 27, 2022, by and among Burke & Herbert Bank & Trust, and David P. Boyle (incorporated by reference to Exhibit 10.5 to the Form 10 Registration Statement, filed February 28, 2023)

10.6*†
Amended & Restated Employment Agreement, dated as of September 1, 2022, by and among Burke & Herbert Bank & Trust, and Roy E. Halyama (incorporated by reference to Exhibit 10.6 to the Form 10 Registration Statement, filed February 28, 2023)

10.7*†
First Amendment to Employment Agreement, dated as of October 27, 2022, by and among Burke & Herbert Bank & Trust, and Roy E. Halyama (incorporated by reference to Exhibit 10.7 to the Form 10 Registration Statement, filed February 28, 2023)

10.8*†
Change in Control Agreement, dated as of June 16, 2014, by and among Burke & Herbert Bank & Trust and Jeffrey A. Welch (incorporated by reference to Exhibit 10.8 to the Form 10 Registration Statement, filed February 28, 2023)

10.9*†
Burke & Herbert Bank & Trust Supplemental Executive Retirement Plan, effective January 23, 2014 (incorporated by reference to Exhibit 10.9 to the Form 10 Registration Statement, filed February 28, 2023)

10.10*†	Burke & Herbert Financial Services Corp. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form S-8, filed on May 26, 2023)
10.12*†	Burke & Herbert Financial Services Corp. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Form S-8, filed on May 26, 2023)
21.1#	Subsidiaries of Burke & Herbert Financial Services Corp.
23.1#	Consent of Crowe LLP
24.1	Power of Attorney (included as part of the signature page to this report)
31.1#	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant
31.2#	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant
32.1#	Section 1350 Certification of the Principal Executive Officer of Registrant
32.2#	Section 1350 Certification of the Principal Financial Officer of Registrant
97.1#	Executive Compensation Recovery Policy
101	The following materials from the registrant’s Annual Report on Form 10-K Report for the year ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Income Statements, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
104	The cover page of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (contained in Exhibit 101).
__________________
*Previously filed
†     Management Contract or compensatory plan or arrangement
#     Filed herewith

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 22, 2024

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board, President, & Chief Executive Officer
BE IT KNOWN BY THESE PRESENT: Each of the undersigned directors and officers, has made, constituted, and appointed, and does hereby make, constitute, and appoint Roy E. Halyama and Kirtan Parikh, and each of them (with full power to each of them to act alone), with full power of substitution, his or her true and lawful attorneys-in-fact, for him or her and in his or her name, place and stead to affix his or her signature as director or officer or both, as the case may be, of the registrant, to any and all amendments to this Annual Report on Form 10-Kt and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact full power and authority to do and perform every act and thing whatsoever necessary to be done in the premises, as fully as he or she might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact shall lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2024.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Kirtan Parikh
Name:	Kirtan Parikh
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ Mark G. Anderson
Name:	Mark G. Anderson
Title:	Director

By:	/s/ Julian F. Barnwell, Jr.
Name:	Julian F. Barnwell, Jr.
Title:	Director

By:	/s/ Katherine D. Bonnafé
Name:	Katherine D. Bonnafé
Title:	Director

By:	/s/ E. Hunt Burke
Name:	E. Hunt Burke
Title:	Director

By:	/s/ James M. Burke
Name:	James M. Burke
Title:	Director

By:	/s/ Nicolas Carosi III
Name:	Nicolas Carosi III
Title:	Director

By:	/s/ S. Laing Hinson
Name:	S. Laing Hinson
Title:	Director

By:	/s/ Michael D. Lubeley
Name:	Michael D. Lubeley
Title:	Director

By:	/s/ Shawn P. McLaughlin
Name:	Shawn P. McLaughlin
Title:	Director

By:	/s/ Jose D. Riojas
Name:	Jose D. Riojas
Title:	Director