Form 10-K/A
period 2023-12-31
Burke & Herbert Financial Services Corp.
filed 2024-04-12
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
The number of shares of the Registrant’s Common Stock outstanding on April 11, 2024, was 7,441,435.

Documents Incorporated by Reference
None.

Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 22, 2024 (the “Original Filing”) by Burke & Herbert Financial Services Corp. (“Burke & Herbert” or the “Company”). Burke & Herbert is filing this Amendment solely to (i) present certain information required by Part III of Form 10-K, that was omitted in the Original Filing in reliance on General Instruction G(3) to Form 10-K, and (ii) to delete the reference to the incorporation by reference of the information required by Part III of Form 10-K from the cover page. Accordingly, Burke & Herbert hereby amends and replaces in its entirety Part III of the Form 10- K.
In addition, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. New Section 302 certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1 and 31.2 hereto, respectively. Because this Form 10-K/A does not contain or amend any disclosure with respect to the financial statements or Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. The Company is not including a new certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and Burke & Herbert has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Board of Directors
The table below sets forth certain information regarding the directors, including the terms of office of board members.

Name	Position	Age	Director Since	Term Expires
David P. Boyle	Chair, President, and CEO	60	2020	2024
Mark G. Anderson	Director	61	2017	2024
Julian F. Barnwell, Jr.	Director	68	2001	2024
Katherine D. Bonnafé	Director	58	2018	2024
E. Hunt Burke	Director	67	1995	2024
James M. Burke	Director	69	2014	2024
S. Laing Hinson	Vice Chair	69	2007	2024
Shawn P. McLaughlin	Director	64	2008	2024
Jose D. Riojas	Director	69	2018	2024
Nicholas Carosi, III	Director	76	2007	2024
Michael D. Lubeley	Director	76	2012	2024
Burke & Herbert Financial Services Corp. Director Biographies
Set forth below is information concerning the names, ages, principal occupations and business experience for all nominees for election as director as well as the particular experience, qualifications, attributes or skills that led the Board of Directors to conclude that each should serve as a director. There are no arrangements or understandings between any of the directors and any other person pursuant to which he or she was selected as a director. Other than the relationship between E. Hunt Burke and James M. Burke, who are brothers, there are no family relationships between any other directors.
David P. Boyle: David P. Boyle has been a Director since January 1, 2020 and became Chair of the Board in 2023. Mr. Boyle was appointed to the Board at the same time he assumed the role of President and Chief Executive Officer of the Company. From June 2019 until his appointment as President and Chief Executive Officer, Mr. Boyle served as the Company’s President and Chief Operating officer. He previously served as Executive Vice President and Chief Financial Officer at Orrstown Financial Services, Inc., a community bank, from 2012 to June 2019. Earlier in his career he served in key leadership and executive positions with large banks, including as Chief Performance Officer at PNC Financial Services Group, Inc., Regional President for National City Bank, and as Chair, President, and Chief Executive Officer at Wayne Bancorp, a community bank. The Board believes Mr. Boyle’s leadership experience in financial services, including in his role as Chief Executive Officer of the Company, provides him with the necessary skills and qualifications to effectively serve the Company.
Mark G. Anderson: Mark G. Anderson has been a Director since 2017. In 1996, he formed and is President and Chief Executive Officer of MGAC, Inc., an international provider of program/project management, cost management, procurement and technology solutions for major capital construction projects with offices in Washington DC, New York, Toronto, Seattle, San Francisco, Los Angeles, London (UK), Brighton (UK), Birmingham (UK) and Glasgow Scotland. The board values Mr. Anderson’s project management skills and strategic planning capabilities.
Julian F. Barnwell, Jr.: Julian F. Barnwell, Jr. has been a Director since 2001 and from 1991 has served as the President and Chief Executive Officer of Design & Production, Inc., an exhibit project management, production and technology systems company that provides services to museums, educational institutions, visitor centers, information centers, science and nature centers, and major expositions throughout the United States and abroad. Mr. Barnwell’s significant Board and executive experience as well as his financial acumen and organizational skills are valued by the Board.
Katherine D. Bonnafé: Katherine D. Bonnafé became a director in 2018. Since 2019, she has been Chief Executive Officer of Combined Creative LLC, a strategy and investment family office headquartered in Bethesda, MD overseeing investments and new business initiatives. Prior to Combined Creative, Ms. Bonnafé had a 30-year career at Combined Properties, Incorporated, a commercial management and development company. The Board believes Ms. Bonnafé’s market and industry knowledge and her operations management capabilities allow her to strengthen the Board’s overall effectiveness.
E. Hunt Burke: E. Hunt Burke has been a director since 1995 and is a fifth generation lineal descendant of one of the Company’s founders. Mr. Burke joined the Company in 1979 and served as Chief Executive Officer from 2009 until January 2020, at which time he assumed a non-executive role with the Company. The Company values the knowledge, experience, and perspective Mr. Burke has obtained through his long tenure with the Company.
James M. Burke: James M. Burke has been a director since 2014 and is the President of Burke Capital Corporation, an unaffiliated financial consulting company based in San Francisco, California, which he founded in 1991. His company specializes capital sourcing, crisis management, restructurings, and exits and harvests. He is a fifth-generation lineal descendant of one of the Company’s founders. The Board values Mr. Burke’s strategic problem-solving ability and broad business acumen, as well as his deep understanding of the Bank’s history.
S. Laing Hinson: S. Laing Hinson has been a Director since 2007. In 1988 he founded and has been the General Partner of S. L. Hinson Associates, LLLP, a commercial real estate development firm headquartered in Alexandria, VA. The Board believes Mr. Hinson’s business acumen, accounting and finance knowledge, and leadership qualities make him a valuable Board member.
Shawn P. McLaughlin: Shawn P. McLaughlin has been a Director since 2008. He is the President and Chief Executive Officer of McLaughlin Ryder Investments, Inc., a financial services firm based in Alexandria, VA, which he founded in 2011. Additionally, Mr. McLaughlin serves as President and Chief Executive Officer of Management Solutions Plus, Inc., a full-service association management company. His experience and skills in accounting, finance, and communication are valued by the Board.
Jose D. Riojas: Jose D. Riojas has been a director since 2018. Brigadier General (U.S. Army, Retired) Riojas is the owner of Jose D. Riojas, LLC, a consultancy company formed in 2015, specializing in executive coaching and organizational strategic development. Before that, he served as the Chief of Staff and Assistant Secretary of Operations at the U.S. Department of Veterans Affairs (VA). Prior to joining VA, he served as the Vice President for Strategic Initiatives at the University of Texas at El Paso after completing his final military assignment as the Commanding General of Joint Task Force North, a multi-agency organization. His experience in leadership development, strategic planning, and risk management provides valuable perspective to the Board.
Nicholas Carosi, III: Nicholas Carosi III, has been a Director since 2007. He joined Arban & Carosi, Inc., an architectural precast concrete company headquartered in Woodbridge, VA, in 1969 and is currently serving as the Chair of the Board. The Board believes that Mr. Carosi’s accounting, finance, and knowledge of the local markets allow him to strengthen the Board’s overall effectiveness.
Michael D. Lubeley: Michael D. Lubeley has been a Director since 2012. In 1982, he joined Walsh Colucci Lubeley & Walsh, a Virginia-based law firm with offices in Arlington County, Prince William County, Leesburg, and Winchester, VA. The Board values Mr. Lubeley’s skills in risk management, strategic planning, and his market knowledge.

Executive Officers Who Are Not Directors

Name	Age	Position
Roy E. Halyama	56	Executive Vice President — Chief Financial Officer
Jeffrey A. Welch	64	Executive Vice President — Chief Credit Officer
Joseph F. Collum	52	Executive Vice President — Director of Branch & Business Banking
Emily S. Debeniotis	61	Executive Vice President — Human Resources
Shannon B. Rowan	58	Executive Vice President — Director of Trust & Wealth Management
Kendrick C. Smith	62	Executive Vice President — Operations
Jennifer P. Schmidt	54	Executive Vice President — Chief Risk Officer
Kirtan Parikh	42	Senior Vice President — Chief Accounting Officer
The business experience of each of our executive officers, other than Mr. Boyle, is set forth below. No executive officer has any family relationship, as defined in Item 401 of Regulation S-K, with any other executive officer or any of our directors. There are no arrangements or understandings between any of the officers and any other person pursuant to which he or she was selected as an officer. There are no family relationships between any directors or executive officers.
Roy E. Halyama: Roy E. Halyama is Burke & Herbert’s Executive Vice President, Chief Financial Officer, joining in 2021. Since 2017, he served in various senior leadership roles in finance and risk management at PNC Financial Services Group, Inc. His previous experience also includes a corporate finance role at FNB Corporation and several accounting, finance and investment roles over the course of sixteen years at Fifth Third Bank and J.P. Morgan. Roy earned his B.S. in Business Administration, Accounting and MBA, Finance at The Ohio State University.
Jeffrey A. Welch: Jeffrey A. Welch serves as Chief Credit Officer and Executive Vice President for Burke & Herbert. Joining in 2014, he is responsible for managing the overall credit function, including credit risk management, credit administration, underwriting and credit policy. He has over 40 years of experience holding progressively more responsible positions in credit and lending with Sandy Spring Bank and TD Bank. He holds a Bachelor of Science degree in Operations Management from The Pennsylvania State University and a Master of Business Administration degree from Marymount University.
Joseph F. Collum: Joseph F. Collum is Executive Vice President and Director of Branch & Business Banking for Burke & Herbert. He joined in 1995 as a Management Trainee and was appointed to his current role in 2016. He served on the Board of Trustees for the Virginia Banker’s Association School of Bank Management, the board of directors of the Alexandria Chamber of Commerce, and the board of directors for Rebuilding DC|Alexandria. He received his Bachelor of Science degree in business administration with a concentration in marketing from Longwood University, is a graduate of the Virginia Banker’s Association School of Bank Management, the Stonier Graduate School of Banking, and completed the Wharton Leadership Program.
Emily S. Debeniotis: Emily S. Debeniotis is Burke & Herbert’s Executive Vice President of Human Resources, having joined in 1992. She has experience in the areas of human resources, employee relations, employment law, employee development, training, leadership, and coaching. She is certified in the Leadership Circle Profile, the Hogan Personality Index, Associate Coaching from the International Coaching Federation, and Leadership Coaching from Georgetown University. She earned her Bachelor of Science from the University of Maryland and MBA from the University of La Verne.
Shannon B. Rowan: Shannon B. Rowan is Burke & Herbert’s Executive Vice President, Wealth Services. Prior to starting in 2011, he was an area director of financial advisors at Capital One Financial Advisors and held a senior leadership role with Chevy Chase Bank. He graduated from the University of Mary Washington with dual degrees in Philosophy and Psychology. He holds the CERTIFIED FINANCIAL PLANNER™ (CFP®), Accredited Investment Fiduciary (AIF®), and Chartered Life Underwriter (CLU®) designations, FINRA Series 65, 24, 7, 6, 63 certifications, and holds Life and Health Insurance licenses.

Kendrick C. Smith: Kendrick C. Smith, CFA, is Burke & Herbert’s Executive Vice President, Operations, a position he has held since 2020. From 2012 to 2020, he served as Treasurer for Orrstown Bank. Previously, he served as Treasurer for FNCB Bank and held a variety of finance and accounting positions at Eastern Financial Florida Credit Union. He earned his B.A. in Accounting from Central Michigan University and MBA from Nova Southeastern University.
Jennifer P. Schmidt: Jennifer P. Schmidt joined in 2014 and is the Executive Vice President of Enterprise Risk for Burke & Herbert. She has more than 30 years of experience in strategy, operations and compliance management with Capital One, ZS Associates, and BP Oil. She earned a Bachelor of Mechanical Engineering from Villanova University, a Master of Science in Engineering Mechanics from Cleveland State University and a dual Master of Business Administration and Master of Engineering Management from Northwestern University. She is also a graduate of the Stonier Graduate School of Banking.
Kirtan Parikh: Kirtan Parikh, CPA, CFA, is Burke & Herbert’s Senior Vice President, Chief Accounting Officer, joining in 2021. From 2015 to 2021, he was a director and senior manager at Deloitte, consulting clients on accounting, internal controls, finance, and regulatory matters. He also served as a Professional Accounting Policy Fellow with the Office of the Comptroller of the Currency. He earned a Bachelor of Business Administration from Boston University with a concentration in Finance and Accounting. He is a licensed CPA in the state of Virginia.
Code of Ethics
The Company has adopted a Code of Ethics that is applicable to its senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. The Company has posted this Code of Ethics on its Investor Relations website at https://investor.burkeandherbertbank.com/ under “Governance Documents.” Amendments to and waivers from the Code of Ethics will also be disclosed on the Company’s website.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers to file reports of holdings and transactions in Burke & Herbert shares with the SEC. Based on our records, in 2023, all directors and officers met all applicable SEC filing requirements under Section 16(a), except as follows: (i) Director Shawn McLaughlin had one late report relating to one transaction; and (ii) during 2023, certain officers and directors participated in a deferred compensation arrangement plan under IRC Code Section 409A which allowed investment into the Company’s stock via a trust account. These holdings were held by the trust and not the individual participant. The Company became aware during an annual year-end review that the acquisitions of phantom stock had inadvertently not been reported under Section 16(a), as required for certain directors and officers. The following directors had late reports for transactions in 2023: Jose D. Riojas (17 late transactions) and Katherine D. Bonnafé (16 late transactions). The following officers had late reports for transactions in 2023: Jeffrey A. Welch (3 late transactions) and Kendrick C. Smith (12 late transactions). All of the late-reported transactions related to acquisition of shares of phantom stock representing the economic equivalent of shares of the Company’s common stock through the Company’s compensation deferral plan in 2023.
Stockholder Nominating Procedures
Any shareholder may submit, for consideration and nomination by the Nominating and Governance Committee any candidate or candidates for election to the Board at any annual meeting of the Company’s shareholders by following the notice procedures and providing the information required our Bylaws. To nominate a candidate for election as a director at an annual meeting of shareholders, our Bylaws require a shareholder to provide us with written notice no earlier than 120 days and no later than 90 days before the first anniversary of the preceding year's annual meeting. If the current year’s annual meeting is changed by more than thirty (30) days from such anniversary date, notice by the shareholder to be timely must be so delivered not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the tenth day following the day on which notice of the date of annual meeting was mailed or public announcement of the date of such meeting is first made. Our Bylaws require that the nominating shareholder’s notice include each nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected. Shareholders are advised to carefully review our Bylaws, which contain a description of the information required to be submitted, as well as the advance notice and other requirements that apply to nominations by shareholder of candidates for election to the Board.
Audit Committee
The Audit Committee is comprised of Directors Nicholas Carosi, III, S. Laing Hinson, Shawn P. McLaughlin, and Jose D. Riojas, each of whom is “independent” in accordance with applicable Securities and Exchange Commission rules and Nasdaq listing rules.
The Audit Committee’s responsibilities include:
•Oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company;
•Recommending, for Board approval, the independent auditor to examine the Company’s accounts, controls, and financial statements;
•Selecting, evaluating, and if necessary, replacing the independent auditor, and managing the appointment, compensation, retention, and oversight of the work of the independent auditor;
•Meeting with management and the independent auditor to review the effectiveness of our system of internal control and internal audit procedures;
•Considering the effectiveness of the Company’s internal control system, including information technology security and control;
•Pre-approving all auditing services and generally approving permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor; and
•Forming and delegating authority to subcommittees consisting of one or more members of the committee, when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions to grant pre-approval by such subcommittees shall be presented to the full committee at its next scheduled meeting.
The Audit Committee of the Company met five times during the year ended December 31, 2023.
Audit Committee Financial Expert
The Board of Directors has determined that Shawn P. McLaughlin, an independent director - as required under the Nasdaq listing standards, qualifies as an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules. Mr. McLaughlin is the President and Chief Executive Officer of McLaughlin Ryder Investments, Inc., where all finance and accounting functions report to him. Mr. McLaughlin earned his Bachelor of Science in Business Administration with a concentration in Accounting from Georgetown University, worked in the audit department for a large public accounting firm, and has been an investment advisor for more than 40 years. Mr. McLaughlin possesses an understanding of US GAAP and financial statements, the ability to assess the general application of US GAAP principles in connection with accounting for estimates, accruals and reserves, experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to those in the Company’s financial statements, an understanding of internal controls and procedures over financial reporting, and an understanding of the Audit Committee functions. In addition, each Audit Committee member has the ability to analyze and evaluate the Company’s financial statements as well as an understanding of the Audit Committee’s functions.
Insider Trading Arrangements and Policies
Not applicable.

Item 11. Executive Compensation
Overview
The primary objective of our executive compensation program is to attract and retain highly skilled and motivated executive officers that significantly contribute to the Company’s success. The executive officers are expected to manage the Company to promote its growth and profitability, minimize risk, and advance the interests of our shareholders. As such, the Company’s compensation program is designed to provide levels of compensation that reflect the executive’s role in the organization and reward the individual’s performance within the context of the Company’s performance.
The Compensation Committee of our Board believes that evaluating performance in this manner aligns the interests of our executive officers with the achievement of long-term sustainable financial performance and resulting increases in shareholder value. We believe that our compensation program contributes to achieving these results. The principal elements of our executive compensation program are annual base salary, incentive compensation, including short-term incentive compensation through annual cash bonuses and long-term incentives through the grants of equity-based awards and participation in our deferred compensation plans. In addition, we provide our executives with benefits that are generally available to all eligible employees.
We view the principal elements of our executive compensation as related, but distinct, and aim to deliver competitive annual total compensation opportunities to the Company’s executive officers commensurate with individual and Company performance. We determine the appropriate level for each compensation element based, in part, but not exclusively, on our view of internal equity and consistency, performance, the competitive landscape, and other information we deem relevant. We believe that equity-based awards are a motivator in attracting and retaining executives over the long-term, and that salary and cash bonuses are important considerations in the short-term.
Annually, our Compensation Committee performs a strategic review of our executive officers’ total compensation. Through this review, the Compensation Committee determines whether the Company adequately compensates our executive officers for both individual and organizational results, relative to external compensation benchmarks. The Compensation Committee considers the Company’s internal objectives (financial and non-financial), the individual executive’s contribution to Company objectives, external peer compensation levels, and peer performance in making annual compensation decisions for the Company’s executive officers. The Compensation Committee also engages an independent third-party compensation consultant, from time-to-time, to help ensure that our executive compensation practices align with general peer compensation approaches. The Compensation Committee also receives annual assessments prepared by the Chief Executive Officer regarding the performance of each named executive officer (“NEO”), other than the Chief Executive Officer. The Chief Executive Officer participates in the determination of compensation for the NEOs other than himself.
The Compensation Committee also continually reviews the Company’s compensation policies to identify any practice that might encourage an employee to expose the Company to unacceptable risk. At the present time, the Compensation Committee is satisfied that the current executive compensation program does not encourage the Company’s executive officers, including the NEOs, to expose the Company to inappropriate risk.
Summary Compensation Table
The following table sets forth an overview of the compensation for David P. Boyle, President & Chief Executive Officer, Roy E. Halyama, Executive Vice President, Chief Financial Officer, and Jeffrey A. Welch, Executive Vice President, Chief Credit Officer, who collectively constitute our NEOs for the year ended December 31, 2023. The current compensation of the NEOs is not necessarily indicative of how we will compensate our NEOs in the future. Evaluation and changes, as needed, are made to our compensation structure to ensure compensation packages remain competitive and align with our compensation philosophy.

Name & Principal Position	Year	Salary	Bonus	Stock Awards (1)	Nonqualified Deferred Compensation Earnings (2)	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
David P. Boyle, President & Chief Executive Officer	2023	$825,000	$—	$388,296	$4,142	$—	$356,241	$1,573,679
	2022	825,000	85,750	273,875	4,587	245,498	188,348	1,623,058
Roy E. Halyama, Executive Vice President — Chief Financial Officer	2023	350,000	—	139,930	—	—	149,050	638,980
	2022	344,230	48,750	52,584	—	90,930	10,675	547,169
Jeffrey A. Welch, Executive Vice President — Chief Credit Officer	2023	331,477	—	56,429	2,514	—	144,090	534,510
	2022	324,920	—	52,584	3,110	84,806	75,635	541,055
(1)The amounts represent the aggregate grant date fair value of restricted stock unit (“RSU”) and performance-based stock units (“PRSU”) awards granted in 2023 pursuant to the Company’s 2019 Stock Incentive Plan calculated in accordance with the Financial Accounting Standards Board Accounts Standards Codification Topic 718 (“FASB ASC Topic 718”). See Note 23 — Share-Based Compensation to the Company’s 10-K for the year ended December 31, 2023, filed with the SEC on March 22, 2024, for additional information about the Company’s share-based compensation plans, including the assumptions made in the valuation of awards.
(2)Represents the above-market only earnings that exceed 120% of the applicable federal long-term rate for the Supplemental Executive Retirement Plan; see more detail below within “Other Compensation & Benefits.”
(3)The 2023 compensation represented by the amounts set forth in the “All Other Compensation” column in the table above is detailed in the following table.

Name & Principal Position	Vehicle Allowance or Personal use of Company Vehicle	Country Club Dues	Supplemental Executive Retirement Plan Contribution	Split Dollar Life Insurance Benefit	Matching Contributions to 401(k) Plan	Total
David P. Boyle, President & Chief Executive Officer	$1,179	$11,882	$330,000	$1,630	$11,550	$356,241
Roy E. Halyama, Executive Vice President — Chief Financial Officer	—	—	137,500	—	11,550	149,050
Jeffrey A. Welch, Executive Vice President — Chief Credit Officer	—	—	132,540	—	11,550	144,090
Elements of Compensation
Base Salary
We generally set base salaries for the executive officers based on the executive’s experience, individual performance for the prior year and our prior year financial results. We also consider comparative peer salary data and believe that base salaries are set at levels that enable us to hire and retain individuals in the banking/finance industry that can drive achievement of the Company’s overall objectives.

The Compensation Committee generally reviews executive salaries at the beginning of a calendar year, with new salaries taking effect in March or April for 2023. The Compensation Committee determined to keep the 2023 base salaries for Messrs. Boyle and Halyama at their 2022 rates, which were $825,000 and $350,000. Mr. Welch’s base salary was raised from $326,400 in 2022 to $333,000, effective April 2023.
Executive Incentive Compensation
For 2023, each NEO had a total incentive compensation target as follows: for Messrs. Boyle, 55%, Halyama, 50%, and Welch, 40%, of base salary. The total incentive compensation target for each executive was divided between short and long-term incentives as follows: for Mr. Boyle, 50% short-term incentive and 50% long-term incentive; for Messrs. Halyama and Welch, 60% short-term incentive and 40% long-term incentive.
At the beginning of 2023, the Compensation Committee met to establish the metrics and weighting that comprise the 2023 incentive compensation targets. Such metrics and weighting for the 2023 incentive compensation targets are shown below, as well as actual performance for 2023 (in thousands).

Metric	Weighting	Target	Actual
Net Interest Income	25%	$110,000	$93,759
Non-interest Income	10%	18,000	17,952
Non-interest Expense	25%	85,500	86,436
Net Income	40%	33,000	22,692
The target amount for each metric is set by the Compensation Committee. Each target metric is a higher hurdle than the budgeted amount approved by the Board.
The target for each metric represents the weighted portion of the overall total incentive compensation target. If a target is met, then the full weighted amount depicted above for that metric will be factored into the final calculated incentive percentage. If a target is either not met, or exceeded, then the weighted amount denoted above for that metric will be multiplied by a ratio the numerator of which, for Net Interest Income, Non-interest Income, and Net Income, is the Company’s actual performance results for that measure and the denominator of which is the target. For the Non-interest Expense ratio, the numerator is the target performance and the denominator is the actual. For example, if actual Net Interest Income performance exceeds the target by 5% the weighting factor for that metric for the final calculated incentive percentage is 26.25% (1.05 times 25%). Conversely, if actual Net Interest Income performance is less than the target by 5%, the weighting factor for that metric for the final calculated incentive percentage is 23.75% (0.95 times 25%). If any single metric falls below 90% of the target, no incentive compensation shall be earned under the program, irrespective of the Company’s performance vis a vis the other performance metrics. The sum of the weighting for each metric, based on the Company’s actual performance against each target, will result in the final calculated incentive percentage. The maximum final calculated incentive percentage that may be earned under the program described above is 150%.
If earned, the final incentive amount is allocated between (1) short-term incentive that is in the form of a cash payment and (2) long-term incentive that is in the form of RSUs subject to three-year cliff vesting.
At the beginning of 2024, the Compensation Committee determined that Net Interest Income was achieved at 85.2% of target, Non-interest Income at 99.7% of target, Non-interest Expense at 101.1% of target, and Net Income at 68.8% of target. Because Net Interest Income and Net Income were achieved at less than 90% of target, 0% incentive compensation was earned under the program with respect to 2023 performance.
Short-Term Incentive Compensation
As described above, no cash bonuses were paid to our NEOs for performance in 2023 under our short-term incentive compensation program, as reflected in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above.

Long-Term Incentive Compensation
2023 Performance
As described above, no equity awards were granted to our NEOs for performance in 2023 under our long-term incentive compensation program. If any long-term incentive compensation awards under this program had been granted to the NEOs in early 2024 based on 2023 performance, such awards would have appeared in the proxy statement of the following year under the “Stock Awards” column of the Summary Compensation Table, rather than the Summary Compensation Table shown above, pursuant to SEC rules governing disclosure of stock awards.
2022 Performance
The RSUs that are shown in the “Stock Awards” column of the Summary Compensation Table, for 2023, are those that were granted in early 2023, based on the Company’s performance in 2022. These amounts were determined through a similar process as described above; however, this process was completed in early 2023, after the 2022 performance year. These RSU grants generally cliff vest three years after the grant date, subject to continued service. The awards provide for accelerated vesting upon the death or disability of the NEO. In addition, certain of the NEOs have a contractual entitlement to accelerated vesting upon specific involuntary termination events or a change in control of the Company, as described in further detail in the section entitled “Employment Agreements” below. If dividends are declared while the RSUs remain outstanding, the NEO will receive such declared and accrued cash dividends upon the vesting of the underlying award.
Other Incentive Compensation
In addition to the formulaic compensation described above, the Compensation Committee may award other compensation to the NEOs in its discretion, in the form of cash bonuses or equity-based compensation. The Compensation Committee may consider a range of performance metrics, such as growth and expansion goals, strategic objectives, regulatory relationships, and risk management, among other items, in determining this additional compensation, if any, for each NEO.
The Compensation Committee determined to grant PRSU awards to Messrs. Boyle and Halyama on January 19, 2023 in order to incentivize these NEOs to increase shareholder value over a prescribed performance period by achieving a targeted and sustained stock price. To the extent the target stock price is achieved for a consecutive period of 15 trading days or a non-consecutive period of 30 trading days, the awards will vest, subject generally to continued service, upon the fifth anniversary of the grant date. The awards also provide for accelerated vesting beginning on the third anniversary of grant, to the extent the stock price performance condition is achieved earlier. The awards provide for accelerated vesting upon the death or disability of the award recipient. In addition, certain of the NEOs have a contractual entitlement to accelerated vesting upon specific involuntary termination events or a change in control of the Company, as described in further detail in the section entitled “Employment Agreements” below. If dividends are declared while the PRSUs remain outstanding, the award recipient will receive such declared and accrued cash dividends upon the vesting of the underlying award. These awards are reflected in the 2023 “Stock Awards” column of the Summary Compensation Table.
For 2023 performance, Messrs. Boyle, Halyama, and Welch did not earn any discretionary cash bonus. If any discretionary cash bonus was earned it would have been reflected in the “Bonus” column of the Summary Compensation Table shown above.
Outstanding Equity Awards at Fiscal Year-End 2023
The following table sets forth information concerning all RSU awards (both time-based and performance-based) held by the NEOs at December 31, 2023. The number of shares subject to each award have been adjusted to reflect any stock dividends, stock splits and merger of share exchange assumption adjustments effected after the date of such award (none of which gave rise to additional accounting expenses). Each RSU listed in the following table was granted under the Burke & Herbert Bank & Trust Company 2019 Stock Incentive Plan (the “2019 SIP”). On March 30, 2023, the Company’s shareholders approved the Burke & Herbert Financial Services Corp. 2023 Stock Incentive

Plan (the “2023 SIP”). However, all stock awards granted in 2023 to the NEOs were granted under the 2019 SIP prior to the adoption of the 2023 SIP.

		Stock Awards
Name	Grant Date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested (1)	Equity incentive plan awards: Number of unearned shares, units, or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (1)
David P. Boyle	1/19/2023	3,361	(2)	$211,407	2,250	(3)	$141,525
	1/21/2022	5,000	(2)	314,500	0		—
	12/31/2021	8,000	(4)	503,200	8,000	(4)	503,200
	2/25/2021	3,480	(2)	218,892	0		—
	6/03/2019	1,520	(5)	95,608	0		—
Roy E. Halyama	1/19/2023	829	(2)	52,144	1,250	(3)	78,625
	1/21/2022	960	(2)	60,384	0		—
	12/31/2021	3,000	(4)	188,700	3,000	(4)	188,700
	4/05/2021	2,040	(2)	128,316	0		—
Jeffrey A. Welch	1/19/2023	773	(2)	48,622	0		—
	1/21/2022	960	(2)	60,384	0		—
	2/10/2021	1,480	(2)	93,092	0		—
(1)Based on the $62.90 closing price of the Company’s Common Stock on December 29, 2023, the last trading day of the Company’s 2023 fiscal year, as quoted on the NASDAQ Stock Market LLC.
(2)Reflects time-based RSU awards that vest on the third anniversary of the grant date.
(3)Represents PRSUs granted in 2023, which are subject to a vesting performance condition based on a targeted and sustained market price of the Company’s stock price. To the extent the performance condition is achieved, the awards vest, subject to continued service, upon the fifth anniversary (January 19, 2028) of the grant date. The award also provides for accelerated vesting to the extent the performance condition is achieved before the end of the five-year performance period (but no earlier than January 19, 2026, the third anniversary of the grant date).
(4)Represents PRSUs granted in 2021, half of which were subject to a vesting performance condition based on a holding company reorganization and half of which were subject to a vesting performance condition based on a targeted and sustained market capitalization. To the extent the performance conditions are met, the awards vest, subject to continued service, upon the fifth anniversary of the grant date. The award also provides for accelerated vesting to the extent both performance conditions are achieved before the end of the five-year performance period. The first performance condition was achieved in 2022 and therefore 8,000 units for Mr. Boyle and 3,000 units for Mr. Halyama are subject only to continued time-based vesting until December 31, 2026, the fifth anniversary of the grant date (or such earlier time upon which the second performance metric is achieved). In accordance with SEC rules, those amounts are included in the column entitled “Number of shares or units of stock that have not vested.” The portions of the awards that remained subject to a performance condition as of December 31, 2023 are included in the column entitled “Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested.”
(5)Reflects a time-based RSU award that vests one-third on each of the third, fourth, and fifth anniversaries of the grant date.

Other Compensation & Benefits
Deferred Compensation Plan
The Compensation Committee has adopted a Nonqualified Deferred Compensation Plan for Employees & Directors (the “Deferred Compensation Plan”), as amended and restated effective January 1, 2021. The Deferred Compensation Plan is intended to be unfunded and maintained primarily for the purpose of providing deferred compensation to a “select group of management or highly compensated employees,” as such term is used in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and shall be administered and construed in a manner consistent with that intent. The Deferred Compensation Plan is designed to allow eligible employees to defer a portion of their annual cash compensation, including their base salary and/or eligible cash incentives. When an employee elects to participate in the Deferred Compensation Plan, the employee must specify the percentage of base salary and/or cash incentive award to be deferred and the timing of distributions. There is no limit to the percentage of base salary that a participant can defer under the Deferred Compensation Plan. A participant’s interest in his or her account is fully vested at all times. The Company, at the Committee’s discretion, may also make contributions to the participants’ accounts, which vest in equal installments over five years, subject to acceleration upon a change of control or a participant’s retirement or death. Participants may elect to invest the amounts in the plan in various established funds. The only NEO who participates in the Deferred Compensation Plan is Mr. Welch. Our directors may also participate in the Deferred Compensation Plan on the same general terms as employees.
Supplemental Executive Retirement Plan
The Company has a Supplemental Executive Retirement Plan (“SERP”), which was approved by the Board of Directors of the bank effective as of January 1, 2010, and was amended and restated in its entirety, effective January 23, 2014. The Board of the Company assumed the obligations of the SERP in connection with the formation of the holding company. The purpose of the SERP is to attract and retain qualified individuals to serve as officers of the Company. The plan is intended to be an unfunded plan, maintained primarily for a “select group of management or highly compensated employees” (as such phrase is used in ERISA). Accordingly, all benefits constitute an unfunded contractual payment obligation of the company and a participant’s right to receive payments under the SERP will be no greater than the right of an unsecured general creditor of the company. It is also intended that any benefit, payment, or other right under the plan shall comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).
Participation in the SERP is limited to Company employees that are designated by the Compensation Committee to participate. Messrs. Boyle, Welch, and as of December 2023, Mr. Halyama, participate in the SERP. Participants in the plan may execute a salary reduction agreement to direct a certain portion of their annual base pay, on a pre-tax basis, into an individual account within the SERP. These participant amounts are fully vested upon contribution.
In addition, the SERP provides for two types of Company contributions to the SERP on behalf of participants. Firstly, the Company makes annual “Company Contributions,” which represent a percentage of annual compensation as approved by the Compensation Committee. While this amount is typically 20% of annual compensation, the Compensation Committee approved a contribution of 40% of annual compensation for Messrs. Boyle, Halyama and Welch for 2023 as a result of retention considerations. Secondly, the Company may make “Discretionary Contributions” of up to 10% of a participant’s annual compensation. In 2023, the Company made no Discretionary Contributions on behalf of the NEOs.
Company Contributions and Discretionary Contributions to the SERP generally vest over a five year schedule from the contribution date, with accelerated vesting upon certain qualifying events. In accordance with each NEO’s elections, payments under the SERP will generally be made in a lump sum or installments following the NEO’s retirement (or if later, when the NEO turns 65 years old).
All SERP balances grow at the 10-Year Treasury Rate + 1.5%, reset and compounded quarterly.

Employee Stock Purchase Plan
We have an employee stock purchase plan (the “ESPP”), which was approved by our shareholders at the 2023 annual meeting. The ESPP is an “employee stock purchase plan” under Section 423 of the Code which provides participating employees with an opportunity to purchase shares of our common stock at a discounted purchase price. Our NEOs are generally eligible to participate in the ESPP on the same basis as other employees.
401(k) Plan
Our 401(k) Plan is designed to provide retirement benefits to all eligible full-time and part-time employees. Our NEOs, all of whom were eligible to participate in the 401(k) Plan during 2023, may elect to participate in the 401(k) Plan on the same basis as all other eligible employees. The 401(k) plan allows all employees that meet specified conditions to defer a portion of their compensation and currently provides a match of up to 3.5% of the employee’s compensation, subject to certain IRS limitations. An employee must contribute to the 401(k) plan in order to receive the matching contribution and all matching contributions are fully vested after the employee has completed his or her first two years of employment with the Company.
Health and Welfare Benefits
Our NEOs are eligible to participate in the same benefit plans designed for all eligible full-time and part-time employees, including health, dental, vision, disability and basic group life insurance coverage, on the same basis as other participants. The purpose of our employee benefit plans is to help us attract and retain quality employees, including executives, by offering benefit plans similar to those typically offered by our competitors. The Company utilizes a fully funded medical plan and pays a portion of the premium attributable to each employee. The Company utilizes a self-funded dental plan.
Perquisites and Other Benefits
We provide our NEOs with a limited number of perquisites and other benefits that we believe are reasonable and consistent with our overall compensation program and better enable us to attract and retain superior employees for key positions. Mr. Boyle is entitled to the use of a Company-owned automobile and country club dues or an annual allowance in lieu of these benefits, and the Company pays premiums on a split-dollar life insurance policy for him (all of which are included in the “All Other Compensation” column to the Summary Compensation Table above).
Employment Agreements
The following provides a summary description of the employment agreements we have with each of our NEOs.
David P. Boyle
On September 1, 2022, the Bank entered into an Amended and Restated Employment Agreement with Mr. Boyle (the “Boyle Employment Agreement”), amending and restating the terms of his original employment agreement with the Bank, dated April 15, 2019. The Boyle Employment Agreement was subsequently amended on October 27, 2022 (the “Amended Boyle Employment Agreement”), following the Company’s reorganization as a bank holding company, to clarify that the employment relationship exists between Mr. Boyle, the Bank, and the Company. Pursuant to the Boyle Employment Agreement, Mr. Boyle will serve as the Company’s CEO for a period of three years, with the agreement extending on each anniversary date thereafter for a period of one year, unless the Company provides a notice of non-renewal at least 90 days prior or unless the agreement is otherwise terminated. In consideration for his services, the Boyle Employment Agreement provides Mr. Boyle an annual base salary of $825,000, subject to increase at the Board’s discretion following an annual performance evaluation. Mr. Boyle is also eligible to participate in any Company incentive compensation or equity compensation or benefit plans. Mr. Boyle is also eligible to participate in the Company’s Supplement Executive Retirement Plan (“SERP”), with the Bank making a minimum annual contribution to the SERP on his behalf equal to 20% of his annual compensation (as defined in the SERP). Mr. Boyle is also allowed the use of a Company-owned automobile and country club dues or an annual allowance in lieu of these benefits.

Should Mr. Boyle terminate his employment with Good Reason, or should the Bank terminate his employment without Just Cause (as both terms are defined in the Boyle Employment Agreement), then Mr. Boyle would be entitled to a lump-sum payment in an amount equal to the product of two and the sum of his base salary at the termination date and a cash bonus equal to 55% of his base salary at the termination date and up to 18 months of reimbursement for continued health care coverage in accordance with the Consolidated Omnibus Budget Reconciliation Act (“COBRA”). If, in the event of termination within the two-year period following a change in control (as defined in the Boyle Employment Agreement), Mr. Boyle’s employment were terminated without Just Cause or were to terminate his employment for Good Reason, Mr. Boyle would be entitled to a lump-sum payment in an amount equal to the product of three times his base salary at the termination date and the target cash bonus equal to 55% of his base salary at the termination date, and an amount equal to 100% of 18 monthly COBRA premium payments then in effect under the Company’s health plan. In the event of termination for Good Reason, Just Cause, change in control, or death or disability, then Mr. Boyle’s benefits under the SERP and any unvested RSUs will accelerate and become fully and immediately vested. Any such payment upon a termination for Good Reason, without Just Cause or upon a change in control is contingent upon Mr. Boyle executing a release of claims within 60 days of the termination date. The Amended Boyle Employment Agreement also contains certain confidentiality, non-solicitation, non-competition, non-disparagement, and post-termination cooperation provisions. Additionally, if any amounts payable to him would result in being an excess parachute payment under Section 280G of the Code, the amounts payable to him would be reduced to the highest amount that may be paid to him that would not trigger the excise tax, unless Mr. Boyle would be better off on a net after-tax basis receiving all payments and benefits and paying all taxes (including the excise tax). In the case of a termination of employment due to death or disability, Mr. Boyle would be entitled to a pro-rata payment equal to the product of the target cash bonus equal to 55% of his base salary and a fraction with the numerator equal to the number of days in the then current calendar year through the date of termination and the denominator equal to 365.
Roy E. Halyama
On September 1, 2022, the Bank entered into an Amended and Restated Employment Agreement with Mr. Halyama (the “Halyama Employment Agreement”), amending and restating the terms of his original employment agreement with the Bank, dated March 10, 2021. The Halyama Employment Agreement was subsequently amended on October 27, 2022 (the “Amended Halyama Employment Agreement”), following the Company’s reorganization as a bank holding company, to clarify that the employment relationship exists between Mr. Halyama, the Bank, and the Company. Pursuant to the Halyama Employment Agreement, Mr. Halyama will serve as the Company’s CFO for a period of three years, with the agreement extending on each anniversary date thereafter for a period of one year, unless the Company provides a notice of non-renewal at least 90 days prior or unless the agreement is otherwise terminated. In consideration for his services, the Halyama Employment Agreement provides Mr. Halyama an annual base salary of $350,000, subject to increase following an annual performance evaluation. Mr. Halyama is eligible to participate in any Company incentive compensation or equity compensation or benefit plans.
Should Mr. Halyama terminate his employment with Good Reason, or should the Bank terminate his employment without Just Cause (as both terms are defined in the Halyama Employment Agreement), then Mr. Halyama would be entitled to a payment equal to the product of two and the sum of his base salary at the termination date and a cash bonus equal to 40% of his base salary at the termination date and up to 12 months of reimbursement for continued health care coverage in accordance with COBRA. If, in the event of termination within the two-year period following a change in control (as defined in the Halyama Employment Agreement), Mr. Halyama’s employment were terminated without Just Cause or were to terminate his employment for Good Reason, Mr. Halyama would be entitled to a lump-sum payment equal to the product of 2.99 and the sum of his base salary at the termination date plus the target cash bonus equal to 40% of his base salary at the termination date, and an amount equal to 100% of 12 monthly COBRA premium payments then in effect under the Company’s health plan. In the event of termination for Good Reason, Just Cause, change in control, or death or disability, then Mr. Halyama’s benefits and any unvested RSUs will accelerate and become fully and immediately vested. Any such payment upon a termination for Good Reason, without Just Cause or upon a change in control is contingent upon Mr. Halyama executing a release of claims within 60 days of the termination date. The Halyama Employment Agreement also contains certain confidentiality, non-solicitation, non-competition, non-disparagement, and post-termination cooperation provisions. Additionally, if any amounts payable to him would result in being an excess parachute payment under Section 280G of the Code, the amounts payable to him would be reduced to the highest amount that may be paid to him that would not trigger the excise tax, unless Mr. Halyama would be better off on a net after-tax basis receiving all payments and benefits and paying all taxes (including the excise tax). In the case of a termination of employment due to death or disability, Mr. Halyama would be entitled to a pro-rata payment equal to the product of the target cash bonus equal to 40% of his base salary and a fraction with the numerator equal to the number of days in the then current calendar year through the date of termination and the denominator equal to 365.
Jeffrey A. Welch
Mr. Welch is not party to an employment agreement. In September 2014, Mr. Welch and the Company entered into a Change in Control Agreement effective as of June 16, 2014 (the “Welch CIC Agreement”) to provide for outcomes in the event of a change in control at the Company, as defined within the agreement. Under the Welch CIC Agreement, in the event of Mr. Welch’s termination for good reason or without cause during the period from three months before the close of the change in control event to 12 months following the closing, Mr. Welch would be entitled to a lump sum payment equal to 12 months of his then-current base salary, an amount equal to any bonus payment received in the immediately preceding fiscal year, and a lump sum payment equal to 12 months of COBRA health care premiums. Any such payment is contingent upon Mr. Welch executing a release of claims within 45 days of the termination date. The Welch CIC Agreement also contains certain confidentiality, non-solicitation, non-competition, non-disparagement, and post-termination cooperation provisions. Additionally, if any amounts payable to him would result in being an excess parachute payment under Section 280G of the Code, the amounts payable to him would be reduced to the highest amount that may be paid to him that would not trigger the excise tax.
Director Compensation
Our directors may receive both cash and equity compensation. Mr. Boyle does not receive additional compensation for his service as a director or Chair of the Board. E. Hunt Burke serves as a non-executive employee of the Company and is generally eligible to participate in benefit plans offered to employees of the Company. His compensation as an employee is reflected in the Director Compensation table below as “All Other Compensation.” During the year ended December 31, 2023, directors received $2,000 for each Holding Company Board meeting attended, $1,350 for each Bank Board meeting, and $500 for each Committee meeting attended ($600 for each Committee Chair). Directors may defer compensation into our Deferred Compensation Plan described above. On January 19, 2023, each director was awarded 1,000 PRSUs, which contain the same terms and conditions as the PRSUs awarded to Messrs. Boyle and Halyama on January 19, 2023, as described in the section entitled “Other Incentive Compensation” above.
The following table sets forth amounts paid to directors during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Nonqualified Deferred Compensation Earnings (3)	All Other Compensation	Total
E. Hunt Burke (4)	$129,850	$63,530	$8,241	$142,737	$344,358
Mark G. Anderson	96,500	63,530	—	—	160,030
Julian F. Barnwell, Jr.	95,600	63,530	—	—	159,130
Katherine D. Bonnafé	97,700	63,530	—	—	161,230
James M. Burke	94,500	63,530	—	—	158,030
Nicholas Carosi, III	98,200	63,530	—	—	161,730
S. Laing Hinson	95,800	63,530	—	—	159,330
Michael D. Lubeley	93,750	63,530	—	—	157,280
Shawn P. McLaughlin	97,800	63,530	—	—	161,330
Jose D. Riojas	97,700	63,530	—	—	161,230
(1)The amounts set forth in the “Fees Earned or Paid in Cash” includes retainer fees of $60,000 for each director (except for E. Hunt Burke, who received $105,000 as a retainer fee), plus fees for service as

Committee Chair and meeting attendance. Ms. Bonnafé and Mr. Riojas participate in the Deferred Compensation Plan and deferred a portion of their cash retainer and fees into the plan in 2023.
(2)In 2023, the Company granted each director 1,000 PRSUs, subject to a vesting performance condition based on a targeted and sustained market price of the Company’s stock price. To the extent the performance condition is achieved, the awards vest, subject to continued service, upon the fifth anniversary (January 19, 2028) of the grant date. The award also provides for accelerated vesting to the extent the performance condition is achieved (but no earlier than January 19, 2026, the third anniversary of the grant date). The amounts set forth in the “Stock Awards” column reflect the aggregate grant date fair value of the PRSUs, calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). As of December 31, 2023, each director in the table had unvested stock awards with respect to 7,000 shares.
(3)While generally our non-employee directors are not entitled to participate in our SERP, E. Hunt Burke participates in the SERP in his capacity as an employee of the Company. The amount set forth in the “Nonqualified Deferred Compensation Earnings” for E. Hunt Burke represent only the above-market earnings on his SERP account balance that exceed 120% of the applicable federal long-term rate for the SERP; as described in “Other Compensation & Benefits.” As of 2022, the Company ceased making additional contributions to the SERP on Mr. Burke’s behalf.
(4)The amounts set forth in the “All Other Compensation” for E. Hunt Burke includes compensation he receives as a non-executive employee of the Company and not in his capacity as a director. Specifically, it includes salary of $135,000, split-dollar value of insurance premiums paid by the Company in 2023 of $3,010, and 401(k) matching contributions of $4,727.
Compensation Committee Interlocks and Insider Participation
None of the Company’s executive officers served as a member of the Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, where one of that other entity’s executive officers also served as a director of the Company or on the Company’s Compensation Committee, during the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Owned by 5% Shareholders
The following table presents common stock ownership information for persons known to us to beneficially own more than 5% of the Company’s stock as of the record date of April 11, 2024.

Name and Address of Beneficial Owner	Shares	Percent of Class (2)
BlackRock, Inc. (1) 55 East 52nd Street New York, NY 10055	472,902	6.35%
(1) Derived from BlackRock Inc.’s Schedule 13G/A filing with the SEC on January 29, 2024, disclosing beneficial ownership of 472,902 shares. BlackRock had the sole power to vote or to direct the vote of 464,264 shares and sole dispositive power of 472,902 shares.
(2)    Based on 7,441,435 shares outstanding as of April 11, 2024.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of April 11, 2024, the shares of common stock beneficially owned by the Company’s directors and named executive officers, individually and by all directors, named executive officers and other executive officers as a group. The mailing address for each of the Company’s directors and executive officers is 100 S. Fairfax Street, Alexandria, Virginia 22314.

Name and Position of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
David P. Boyle (2) Chair, President, & Chief Executive Officer	18,425	*
Roy E. Halyama Executive Vice President & Chief Financial Officer	1,410	*
Jeffrey A. Welch Executive Vice President Chief Credit Officer	2,520	*
S. Laing Hinson (3) Vice Chair and Director	75,400	1.01%
Mark G. Anderson Director	11,200	*
Julian F. Barnwell, Jr. (4) Director	356,823	4.80%
Katherine D. Bonnafé Director	200	*
E. Hunt Burke (5) Director	296,274	3.98%
James M. Burke (6) Director	264,460	3.55%
Nicolas Carosi III (7) Director	4,840	*
Michael D. Lubeley Director	3,600	*
Shawn P. McLaughlin (8) Director	52,000	*
Jose D. Riojas (9) Director	17,600	*
All directors and executive officers as a group (19 people) (10)	1,110,872	14.93%
* Percentage of ownership is less than 1% of the Company’s outstanding shares of Common Stock.
(1) Calculated in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to the be beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days.
(2) Includes 1,520 shares underlying Restricted Stock Units (“RSUs”) that vest on June 3, 2024.
(3) Includes 31,040 shares held by S.L. Hinson Associates, LLLP, an affiliated company, and 24,800 shares held by Kedge Capital, LLC, an affiliated company.
(4) Includes 82,083 shares held in capacity as Trustee for the Barnwell Family Trust, 86,221 shares held in capacity as Trustee for the Barnwell Charitable Lead Trust, and 174,939 shares held in capacity as Trustee for the Patricia Barnwell Irrevocable Trust.
(5) Includes 281,200 shares indirectly held in capacity as co-trustee for the Mary-Julia Burke Trust and 1,320 held by spouse.

(6) Includes 256,980 shares held in capacity as co-Trustee for The Burke Living Trust.
(7) Includes 400 shares held by spouse.
(8) Includes 1,000 shares held by McLaughlin Ryder Investments, Inc., an affiliated company
(9) Includes 13,600 shares held by Jose and Susan Joint Revocable Trust.
(10) Includes securities held directly and indirectly by all current Company executive officers (see Item 10 - Directors, Executive Officers, and Corporate Governance), including, in addition to the named executive officers in this table, Joseph F. Collum, Emily S. Debeniotis, Kirtan Parikh, Shannon B. Rowan, Jennifer P. Schmidt, and Kendrick C. Smith.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
Company Transactions with Related Parties
The Company and the Bank, during the normal course of business, have made loans and provided other banking services to the directors and executive officers of the Company, including their family members and businesses and professional organizations with which they are associated, and management expects that the Company and the Bank will continue to engage in such banking transactions in the future. Such loans and other banking services were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans and banking services with persons not related to the Company or the Bank, and did not involve more than the normal risk of collectability or present other features unfavorable to the Company or the Bank. Neither the Company nor the Bank has engaged in any transaction reportable pursuant to Item 404 of Regulation S-K during the periods specified therein except that Geoffrey Boyle, the son of David Boyle, the Company’s Chair, President, and Chief Executive Officer, is employed by the Company as Treasurer. For 2023, Geoffrey Boyle’s total compensation in cash was $271,163 (including base salary and bonus). Geoffrey Boyle’s compensation is determined on the same basis as all other comparable employees, without any participation or input by David Boyle.
On December 31, 2023, $124.4 million of loans were outstanding to individuals who, during 2023, were executive officers, directors or affiliates of the Company. None of such loans were classified as Substandard, Doubtful or Loss. In addition, the executive officers, directors, and affiliates of the Company had deposits totaling $103.6 million with the Company as of December 31, 2023.
The Company has procedures in place to identify, review, approve and disclose, if necessary, transactions between the Company and executive officers and directors of the Company and its subsidiaries, immediate family members of executive officers and directors, entities directly or indirectly controlled by a director or executive officer, and persons known by the Company to be beneficial owners of more than 5% of the Company’s Common Stock. As part of management’s related party transaction monitoring, each director and executive officer completes a questionnaire on an annual basis that is designed to elicit information about any potential related party transactions.
Director Independence
The independence of our directors is determined under the corporate governance rules of Nasdaq. The independence rules of Nasdaq include a series of objective tests, including that an “independent” person will not be employed by us and will not be engaged in various types of business dealings with us. In addition, the Board is required to make a subjective determination as to each person that no material relationship exists with the Company either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. It has been determined by the Board that eight of our directors are independent persons under Nasdaq Rule 5605(a)(2) other than (i) David P. Boyle, the Company’s Chair, President, and Chief Executive Officer, (ii) E. Hunt Burke, Director, and (iii) James M. Burke, Director.

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm for the years ended December 31, 2023, and 2022, was Crowe LLP. Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe LLP during the years ended December 31, 2023, and 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees	$520,015	$349,332
Audit-Related Fees	57,500	65,000
Tax Fees	59,738	49,500
All Other Fees	—	—
Audit Fees. During the years ended December 31, 2023, and 2022, the aggregate fees billed to the Company for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and a review of financial statements included in our Quarterly Reports on Form 10-Q.
Audit Related Fees. Audit-Related Fees include aggregate fees billed associated with the filing of Form S-8 and Form S-4 Registration Statement with the Securities related to 2023 and filing of Form 10 Registration Statement with the Securities and Exchange Commission related to 2022.
Tax Fees. Tax fees for 2023 and 2022 were in connection with the preparation and amendments to the Company’s tax returns, responding to certain taxing authority inquiries and other services.
All Other Fees. There were no other fees billed during the years ended December 31, 2023, and 2022, respectively.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee is responsible for recommending, for Board approval, the independent auditor to examine the Company’s accounts, controls, and financial statements. The Audit Committee is responsible for the appointment, compensation, retention, and oversight of the work of the independent auditor (including resolution of disagreements between the Company’s management and the independent auditor, regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review, or attest services for the Company. The independent auditor reports directly to the Audit Committee. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. The foregoing requirement is subject to the exception of non-audit services constituting not more than 5% of all auditing revenues paid during the fiscal year or not initially recognized to be non-audit services and promptly brought to the attention of the Audit Committee and approved prior to completion.

Part IV
Item 15. Exhibit and Financial Statement Schedules
(a)Our consolidated financial statements as of and for the years ended December 31, 2023, and December 31, 2022, together with the notes thereto, and the reports of our independent registered public accounting firm, Crowe LLP (PCAOB No.: 173, Washington, D.C.) dated March 22, 2024, thereon, are presented in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed March 22, 2024.
(b)EXHIBITS: The following exhibits are included as part of this Form 10-K:

Exhibit No.	Description
2.1*
Agreement and Plan of Reorganization between Burke & Herbert Financial Services Corp. and Summit Financial Group, Inc., dated as of August 24, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 25, 2023)

3.1*	Articles of Incorporation of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 3.1 to the Form 10 Registration Statement, filed February 28, 2023)
3.2*
Articles of Amendment to the Articles of Incorporation of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 3.2 to the Form 10/A Registration Statement, filed April 3, 2023)

3.3*	Bylaws of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 3.2 to the Form 10 Registration Statement, filed February 28, 2023)
4.1*	Specimen certificate for the Common Stock of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 4.1 to the Form 10/A Registration Statement, filed April 3, 2023)
4.2*	Description of the Securities
10.1*†	2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10 Registration Statement, filed February 28, 2023)
10.2*†	2019 Stock Incentive Plan as Amended October 27, 2022 (incorporated by reference to Exhibit 10.2 to the Form 10 Registration Statement, filed February 28, 2023)
10.3*†	2021 Amended & Restated Nonqualified Deferred Compensation Plan for Employers & Directors (incorporated by reference to Exhibit 10.3 to the Form 10 Registration Statement, filed February 28, 2023)
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

10.10*†	Burke & Herbert Financial Services Corp. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form S-8, filed on May 26, 2023)
10.12*†	Burke & Herbert Financial Services Corp. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Form S-8, filed on May 26, 2023)
10.13†#	Burke & Herbert Bank & Trust Company Supplemental Executive Retirement Plan, as amended and restated effective January 23, 2014, and as further amended

10.14†#	Amendment No. 1 - Burke & Herbert Bank & Trust Company Nonqualified Deferred Compensation Plan for Employees & Directors Amended & Restated Effective as of January 1, 2021
21.1*	Subsidiaries of Burke & Herbert Financial Services Corp.
23.1*	Consent of Crowe LLP
24.1*	Power of Attorney (included as part of the signature page to Form 10-K)
31.1#	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant
31.2#	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant
32.1*	Section 1350 Certification of the Principal Executive Officer of Registrant
32.2*	Section 1350 Certification of the Principal Financial Officer of Registrant
97.1*	Executive Compensation Recovery Policy
101*	The following materials from the registrant’s Annual Report on Form 10-K Report for the year ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Income Statements, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
*    Previously filed
†     Management Contract or compensatory plan or arrangement
#    Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 12, 2024

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board, President, & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 12, 2024.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Kirtan Parikh
Name:	Kirtan Parikh
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ Kirtan Parikh*
Name:	Mark G. Anderson
Title:	Director

By:	/s/ Kirtan Parikh*
Name:	Julian F. Barnwell, Jr.
Title:	Director

By:	/s/ Kirtan Parikh*
Name:	Katherine D. Bonnafé
Title:	Director

By:	/s/ Kirtan Parikh*
Name:	E. Hunt Burke
Title:	Director

By:	/s/ Kirtan Parikh*
Name:	James M. Burke
Title:	Director

By:	/s/ Kirtan Parikh*
Name:	Nicolas Carosi III
Title:	Director

By:	/s/ Kirtan Parikh*
Name:	S. Laing Hinson
Title:	Director

By:	/s/ Kirtan Parikh*
Name:	Michael D. Lubeley
Title:	Director

By:	/s/ Kirtan Parikh*
Name:	Shawn P. McLaughlin
Title:	Director

By:	/s/ Kirtan Parikh*
Name:	Jose D. Riojas
Title:	Director
* As Attorney-In-Fact