Form 10-Q
period 2024-03-31
Burke & Herbert Financial Services Corp.
filed 2024-05-10
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2024, there were 14,847,927 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information
Item 1.     Financial Statements
Burke & Herbert Financial Services Corp. Consolidated Financial Statements:

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Cash and due from banks	$9,152	$8,896
Interest-earning deposits with banks	44,925	35,602
Cash and cash equivalents	54,077	44,498
Securities available-for-sale, at fair value	1,275,520	1,248,439
Restricted stock, at cost	16,357	5,964
Loans held-for-sale, at fair value	2,422	1,497
Loans	2,118,155	2,087,756
Allowance for credit losses	(24,606)	(25,301)
Net loans	2,093,549	2,062,455
Premises and equipment, net	61,576	61,128
Accrued interest receivable	16,328	15,895
Company-owned life insurance	94,755	94,159
Other assets	81,806	83,544
Total Assets	$3,696,390	$3,617,579

Liabilities and Shareholders’ Equity
Liabilities
Non-interest-bearing deposits	$822,767	$830,320
Interest-bearing deposits	2,167,346	2,171,561
Total deposits	2,990,113	3,001,881
Borrowed funds	360,000	272,000
Accrued interest and other liabilities	26,969	28,948
Total Liabilities	3,377,082	3,302,829

Commitments and contingent liabilities (see Note 10)

Shareholders’ Equity
Preferred Stock, $1.00 par value per share; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock	4,006	4,000
$0.50 par value; 20,000,000 shares authorized and 8,011,315 issued at March 31, 2024, and 8,000,000 issued at December 31, 2023; 7,440,025 shares outstanding at March 31, 2024, and 7,428,710 shares outstanding at December 31, 2023

Additional paid-in capital	15,308	14,495
Retained earnings	428,532	427,333
Accumulated other comprehensive income (loss)	(100,954)	(103,494)
Treasury stock	(27,584)	(27,584)
571,290 shares, at cost, at March 31, 2024, and 571,290 shares, at cost, at December 31, 2023
Total Shareholders’ Equity	319,308	314,750
Total Liabilities and Shareholders’ Equity	$3,696,390	$3,617,579
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Interest income
Loans, including fees	$28,045	$22,760
Taxable securities	8,943	9,802
Tax-exempt securities	1,361	1,458
Other interest income	396	308
Total interest income	38,745	34,328
Interest expense
Deposits	12,931	5,401
Borrowed funds	3,655	4,138
Other interest expense	28	15
Total interest expense	16,614	9,554
Net interest income	22,131	24,774

Credit loss expense - loans and available-for-sale securities	(670)	523
Credit loss expense - off-balance sheet credit exposures	—	(8)
Total provision for (recapture of) credit losses	(670)	515
Net interest income after credit loss expense	22,801	24,259

Non-interest income
Fiduciary and wealth management	1,419	1,337
Service charges and fees	1,606	1,635
Net gains (losses) on securities	—	—
Income from company-owned life insurance	547	560
Other non-interest income	682	682
Total non-interest income	4,254	4,214

Non-interest expense
Salaries and wages	9,518	9,494
Pensions and other employee benefits	2,365	2,468
Occupancy	1,538	1,457
Equipment rentals, depreciation and maintenance	1,281	1,339
Other operating	6,463	5,607
Total non-interest expense	21,165	20,365

Income before income taxes	5,890	8,108
Income tax expense	678	584

Net income	$5,212	$7,524
Earnings per common share:
Basic	$0.70	$1.01
Diluted	0.69	1.00
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$5,212	$7,524
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during period, net of tax of $117 and ($4,577) for the three months ended March 31, 2024, and March 31, 2023, respectively	(441)	17,218
Reclassification adjustment for loss (gain) on securities, net of tax of $— and $— for the three months ended March 31, 2024, and March 31, 2023, respectively	—	—
Reclassification adjustment for loss (gain) on fair value hedge, net of tax of $8 and $496 for the three months ended March 31, 2024, and March 31, 2023, respectively	(32)	(1,866)
Unrealized gain (loss) on cash flow hedge:
Unrealized holding gain (loss) on cash flow hedge, net of tax of ($707) and ($13) for the three months ended March 31, 2024, and March 31, 2023, respectively	2,660	47
Reclassification adjustment for loss (gain) included in net income, net of tax ($94) and ($76) for the three months ended March 31, 2024, and March 31, 2023, respectively	353	287
Total other comprehensive income (loss)	2,540	15,686
Comprehensive income (loss)	$7,752	$23,210

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2024, and March 31, 2023
(In thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
	Shares Outstanding	Amount
Balance December 31, 2023	7,428,710	$4,000	$14,495	$427,333	$(103,494)	$(27,584)	$314,750
Net income	—	—	—	5,212	—	—	5,212
Other comprehensive income (loss)	—	—	—	—	2,540	—	2,540
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—
Cash dividends, declared - $0.53 per share	—	—	—	(3,939)	—	—	(3,939)
Share-based compensation expense, net	11	6	813	(74)	—	—	745
Balance March 31, 2024	7,440,025	$4,006	$15,308	$428,532	$(100,954)	$(27,584)	$319,308

Balance December 31, 2022	7,425,760	$4,000	$12,282	$424,391	$(139,495)	$(27,725)	$273,453
Cumulative effect adjustment due to the adoption of CECL, net of tax	—	—	—	(3,439)	—	—	(3,439)
Net income	—	—	—	7,524	—	—	7,524
Other comprehensive income (loss)	—	—	—	—	15,686		15,686
(Purchase) sale of treasury stock, net	2,080	—	—	—	—	99	99
Cash dividends, declared - $0.53 per share	—	—	—	(3,936)	—	—	(3,936)
Share-based compensation expense, net	—	—	404	(8)	—	—	396
Balance March 31, 2023	7,427,840	$4,000	$12,686	$424,532	$(123,809)	$(27,626)	$289,783
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net Income	$5,212	$7,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	820	684
Amortization of housing tax credits	1,372	1,398
Realized loss (gain) on sales of available-for-sale securities	—	—
Provision for (recapture of) credit losses	(670)	515
Income from company-owned life insurance	(547)	(560)
Deferred tax (benefit)	741	(1,234)
Loss on disposal of fixed assets	235	—
Accretion of securities	(442)	(466)
Amortization of securities	2,228	2,350
Share-based compensation expense	632	581
Repayment of operating lease liabilities	(598)	(810)
(Gain) on loans held-for-sale	(67)	(15)
Proceeds from sale of loans held-for-sale	5,457	658
Change in fair value of loans held-for-sale	26	7
Originations of loans held-for-sale	(6,340)	(1,010)
(Increase) decrease in accrued interest receivable	(433)	323
(Increase) decrease in other assets	1,006	(1,235)
Increase (decrease) in accrued interest payable and other liabilities	(1,543)	2,216
Net cash flows provided by operating activities	$7,089	$10,926

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	35,010	28,883
Proceeds from sale of securities available-for-sale, net	1,281	—
Purchases of securities available-for-sale, net	(65,718)	—
Sales of restricted stock	2,304	22,232
Purchases of restricted stock	(12,696)	(14,918)
Purchases of property and equipment, net of disposals	(1,503)	(2,671)
Proceeds from (purchase of) company-owned life insurance	1,130	(6)
(Increase) in loans made to customers, net	(30,425)	(64,517)
Net cash flows (used in) investing activities	$(70,617)	$(30,997)

Cash Flows from Financing Activities
Net (decrease) in non-interest-bearing accounts	(7,553)	(53,969)
Net increase (decrease) in interest-bearing accounts	(4,215)	165,960
Increase (decrease) in other short-term borrowings	88,000	(21,400)
Repayment of finance lease liabilities	(53)	(39)
Cash dividends paid	(3,939)	(3,936)
Proceeds from employee stock purchase program	48	—
Issuance of common stock	819	—

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

Sale of treasury stock	—	99
Net cash flows provided by financing activities	$73,107	$86,715
Increase in cash and cash equivalents	9,579	66,644
Cash and cash equivalents
Beginning of period	44,498	50,295
End of period	$54,077	$116,939

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$14,978	$4,276
Interest paid on other borrowed funds	785	3,952
Interest paid on finance lease	28	15
Income taxes	625	—
Change in unrealized gains on available-for-sale securities	(559)	21,795
Lease liability arising from obtaining right-of-use assets	—	—
Transfers from portfolio loans to loans held-for-sale	—	—
Financing of sale from loan held-for-sale	—	—
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

Merger with Summit Financial Group, Inc.

Effective on May 3, 2024 (the “Closing Date”), Burke & Herbert, completed its previously announced merger with Summit Financial Group, Inc., a West Virginia corporation (“Summit”), pursuant to the Agreement and Plan of Reorganization and accompanying Plan of Merger dated August 24, 2023, between Burke & Herbert and Summit (the “Merger Agreement”). Below is a description of the nature of the event as of the merger closing date, but at this time management is not able to estimate its financial statement impact.

Pursuant to the Merger Agreement, on the Closing Date, (i) Summit merged with and into Burke & Herbert, with Burke & Herbert continuing as the surviving corporation (the “Merger”), and (ii) immediately following the Merger, Summit Community Bank, Inc., a West Virginia chartered bank and a wholly-owned subsidiary of Summit (“SCB”), merged with and into Burke & Herbert Bank & Trust Company, a Virginia chartered bank and a wholly-owned subsidiary of Burke & Herbert (“Burke & Herbert Bank”), with Burke & Herbert Bank as the surviving bank (the “Bank Merger”).

In the merger, holders of Summit common stock outstanding at the effective time of the Merger received 0.5043 shares of Burke & Herbert common stock for each share of Summit common stock they owned (the “exchange ratio”), subject to the payment of cash in lieu of fractional shares. The total aggregate consideration payable in the Merger was approximately 7,405,772 shares of Burke & Herbert Common Stock. Additionally, each share of Summit’s 6.0% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series 2021 (the “Summit Series 2021 Preferred Stock”) issued and outstanding was converted into the right to receive a share of a newly created series of preferred stock of Burke & Herbert, the Burke & Herbert Series 2021 Preferred Stock (the “Burke & Herbert Series 2021 Preferred Stock”).

Basis of Presentation
The accompanying consolidated financial statements include Burke & Herbert Financial Services Corp. and its wholly-owned subsidiary Burke & Herbert Bank & Trust Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with applicable quarterly reporting regulations of the U.S. Securities and Exchange Commission (“SEC”). The accounting and reporting policies of the Company conform to GAAP and reflect practices of the banking industry. They do not include all of the information and notes required by GAAP for complete financial statements. As such, these unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ending December 31, 2023, included in the Company’s Form 10-K filed with the SEC on March 22, 2024.
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
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for any other interim period or for the full year. All amounts and disclosures included in this quarterly report as of December 31, 2023, were derived from the Company’s audited consolidated financial statements. Certain items in the prior period have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or on shareholders’ equity.
Recently adopted accounting standards
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU was effective for us January 1, 2024, and did not have a material impact on our consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU was effective for us January 1, 2024, and did not have a material impact on our consolidated financial statements.
Pending adoption of new accounting standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We do not expect the adoption of ASU 2023-06 to have a material impact on our consolidated financial statements.

Note 2— Securities
The carrying amount of available-for-sale (“AFS”) securities and their approximate fair values at March 31, 2024, and December 31, 2023, are summarized as follows (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$196,742	$—	$19,211	$177,531
Obligations of states and municipalities	533,934	3	75,343	458,594
Residential mortgage backed - agency	47,108	—	4,114	42,994
Residential mortgage backed - non-agency	312,730	28	16,752	296,006
Commercial mortgage backed - agency	35,395	29	1,005	34,419
Commercial mortgage backed - non-agency	176,385	2	5,988	170,399
Asset-backed	83,742	179	1,063	82,858
Other	14,179	—	1,460	12,719
Total	$1,400,215	$241	$124,936	$1,275,520

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,026	$—	$17,955	$179,071
Obligations of states and municipalities	535,229	21	72,047	463,203
Residential mortgage backed - agency	47,074	—	4,836	42,238
Residential mortgage backed - non-agency	284,826	17	18,812	266,031
Commercial mortgage backed - agency	36,151	28	1,294	34,885
Commercial mortgage backed - non-agency	183,454	—	6,393	177,061
Asset-backed	79,315	23	1,402	77,936
Other	9,500	—	1,486	8,014
Total	$1,372,575	$89	$124,225	$1,248,439
At March 31, 2024, and December 31, 2023, AFS securities with amortized costs of $827.5 million and $826.5 million, respectively, and with estimated fair values of $740.2 million and $742.5 million, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.
The gross realized gains, realized losses, and proceeds from the sales of securities for the three months ended March 31, 2024, and March 31, 2023, were as follows (in thousands):

	March 31, 2024	March 31, 2023
Gross realized gains	$—	$—
Gross realized losses	—	—
Proceeds from sales of securities	1,281	—
The tax benefit (provision) related to these net realized gains and losses for March 31, 2024, and March 31, 2023, was $—, and $—, respectively.
The maturities of AFS securities at March 31, 2024, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

Note 2— Securities (continued)

	March 31, 2024
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$29,986	$141,415	$25,341	$—	$196,742
Obligations of states and municipalities	—	29,704	342,328	161,902	533,934
Residential mortgage backed - agency	43	19,002	28,063	—	47,108
Residential mortgage backed - non-agency	93,656	120,285	97,243	1,546	312,730
Commercial mortgage backed - agency	25	21,637	13,733	—	35,395
Commercial mortgage backed - non-agency	60,657	110,594	5,134	—	176,385
Asset-backed	8,034	40,745	34,963	—	83,742
Other	—	—	9,500	4,679	14,179
Total	$192,401	$483,382	$556,305	$168,127	$1,400,215

	March 31, 2024
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$29,943	$125,632	$21,956		$177,531
Obligations of states and municipalities	—	27,643	303,382	127,569	458,594
Residential mortgage backed - agency	42	18,585	24,367	—	42,994
Residential mortgage backed - non-agency	92,335	115,975	86,192	1,504	296,006
Commercial mortgage backed - agency	25	21,168	13,226	—	34,419
Commercial mortgage backed - non-agency	59,551	106,687	4,161	—	170,399
Asset-backed	7,983	40,615	34,260	—	82,858
Other	—	—	8,041	4,678	12,719
Total	$189,879	$456,305	$495,585	$133,751	$1,275,520
At March 31, 2024, and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.

Note 2— Securities (continued)
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024, and December 31, 2023.
AFS securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	March 31, 2024
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$177,531	$19,211	$19,211
Obligations of states and municipalities	210	—	454,027	75,343	75,343
Residential mortgage backed - agency	33	1	42,961	4,113	4,114
Residential mortgage backed - non-agency	46,997	605	236,676	16,147	16,752
Commercial mortgage backed - agency	—	—	33,645	1,005	1,005
Commercial mortgage backed - non-agency	30,142	210	133,257	5,778	5,988
Asset-backed	8,493	38	53,526	1,025	1,063
Other	4,678	1	8,041	1,459	1,460
Total	$90,553	$855	$1,139,664	$124,081	$124,936

	December 31, 2023
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$179,071	$17,955	$17,955
Obligations of states and municipalities	501	14	458,113	72,033	72,047
Residential mortgage backed - agency	36	—	42,203	4,836	4,836
Residential mortgage backed - non-agency	632	2	263,184	18,810	18,812
Commercial mortgage backed - agency	—	—	34,080	1,294	1,294
Commercial mortgage backed - non-agency	23,437	254	153,625	6,139	6,393
Asset-backed	3,721	9	56,106	1,393	1,402
Other	—	—	8,014	1,486	1,486
Total	$28,327	$279	$1,194,396	$123,946	$124,225
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
This includes, but is not limited to, an evaluation of the type of security and extent to which the fair value has been less than cost and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the current expected credit loss (“CECL”) standard, and declines due to non-credit factors are recorded in accumulated other comprehensive income

Note 2— Securities (continued)
(“AOCI”), net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in accumulated other comprehensive income, net of taxes, in the consolidated statements of financial condition. Prior to implementation of the CECL standard, unrealized losses caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment approach.
The Company did not record an ACL on the AFS securities at March 31, 2024. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 391 securities in an unrealized loss position as of March 31, 2024. The Company has evaluated AFS securities in an unrealized loss position for credit-related impairment at March 31, 2024, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at March 31, 2024.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At March 31, 2024, the unrealized losses associated with 12 U.S. Treasuries and Government Agency securities, 16 Residential Mortgage Backed – Agency securities, and 14 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2024.
Securities of U.S. States and Municipalities
At March 31, 2024, the unrealized losses associated with 202 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These securities are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2024.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At March 31, 2024, the unrealized losses associated with 90 Residential Mortgage Backed – Non-Agency securities and 32 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2024.
Asset-Backed Securities
At March 31, 2024, the unrealized losses associated with 21 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2024.

Note 2— Securities (continued)
Other Securities
At March 31, 2024, the unrealized losses associated with 4 securities were primarily driven by interest rates and not the credit quality of the securities. These investments were underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2024.
Restricted stock, at cost
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $16.3 million and $5.9 million at March 31, 2024, and December 31, 2023, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be impaired at March 31, 2024, and no impairment has been recognized. FHLB stock is included in a separate line item Restricted stock, at cost on the Consolidated Balance Sheets and is not part of the Company’s AFS securities portfolio. The Company’s Restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $50 thousand at both March 31, 2024, and December 31, 2023, which is carried at cost and is not impaired at March 31, 2024.
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
•Consumer non-real estate and other loans carry risk associated with the credit-worthiness of the borrower and the value of the collateral, if any.

Note 3— Loans (continued)

Loan balances at March 31, 2024, and December 31, 2023, by portfolio segment were as follows (in thousands):

	March 31, 2024	December 31, 2023
Commercial real estate	$1,305,152	$1,309,084
Owner-occupied commercial real estate	131,154	131,381
Acquisition, construction & development	72,022	49,091
Commercial & industrial	82,774	67,847
Single family residential (1-4 units)	524,804	527,980
Consumer non-real estate and other	2,249	2,373
Loans, gross	2,118,155	2,087,756
Allowance for credit losses	(24,606)	(25,301)
Loans, net	$2,093,549	$2,062,455
Net deferred loan fees included in the above loan categories totaled $3.3 million and $3.5 million at March 31, 2024, and December 31, 2023, respectively. The Company holds $1.3 million and $3.0 million in Paycheck Protection Program loans, net of deferred fees and costs as of March 31, 2024, and December 31, 2023, respectively.
Note 4— Allowance for Credit Losses
On January 1, 2023, the Company adopted the CECL methodology as required under Accounting Standards Codification (“ASC”) 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. All information presented as of March 31, 2024, is in accordance with ASC 326.
The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the Consolidated Statement of Income. Management calculates the quantitative portion of collectively evaluated loans for all loan categories using the weighted average remaining maturity (“WARM”) method. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code in order to group loans with similar risk characteristics.
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
The following tables present the activity in the ACL, including the impact of the adoption of CECL, for the three months ended March 31, 2024, and for the three months ended March 31, 2023 (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
Three months ended
March 31, 2024
Balance, beginning of period	$20,633	$783	$368	$645	$2,797	$75	$—	$25,301
Provision for (recapture of) credit losses	(1,659)	(1)	306	179	474	31	—	(670)
Charge-offs	—	—	—	—	—	(30)	—	(30)
Recoveries	3	—	—	—	1	1	—	5
Balance, end of period	$18,977	$782	$674	$824	$3,272	$77	$—	$24,606

March 31, 2023
Balance, beginning of period	$15,477	$635	$2,082	$438	$2,379	$28	$—	$21,039
Impact of the adoption of CECL	2,686	(6)	(640)	237	1,661	187	—	4,125
Provision for (recapture of) loan losses	218	(73)	410	25	(13)	(44)	—	523
Charge-offs	—	—	—	—	—	(17)	—	(17)
Recoveries	28	—	—	—	3	3	—	34
Balance, end of period	$18,409	$556	$1,852	$700	$4,030	$157	$—	$25,704

Note 4— Allowance for Credit Losses (continued)
The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. The following table presents the aging of the recorded investment in past due loans as of March 31, 2024, and December 31, 2023, by portfolio segment (in thousands):

	March 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$—	$—	$22,094	$22,094	$1,283,058	$1,305,152	$22,094	$—
Owner-occupied commercial real estate	134	—	635	769	130,385	131,154	—	1,287
Acquisition, construction & development	—	—	—	—	72,022	72,022	—	—
Commercial & industrial	90	—	339	429	82,345	82,774	339	—
Single family residential (1-4 units)	3,341	—	27	3,368	521,436	524,804	—	3,028
Consumer non-real estate and other	24	—	—	24	2,225	2,249	—	—
Total	$3,589	$—	$23,095	$26,684	$2,091,471	$2,118,155	$22,433	$4,315

	December 31, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$10,496	$—	$—	$10,496	$1,298,588	$1,309,084	$—	$—
Owner-occupied commercial real estate	—	—	790	790	130,591	131,381	—	1,000
Acquisition, construction & development	—	—	—	—	49,091	49,091	—	—
Commercial & industrial	195	364	—	559	67,288	67,847	—	—
Single family residential (1-4 units)	1,657	289	1,532	3,478	524,502	527,980	—	2,744
Consumer non-real estate and other	3	—	—	3	2,370	2,373	—	—
Total	$12,351	$653	$2,322	$15,326	$2,072,430	$2,087,756	$—	$3,744
The amount of interest income recognized on nonaccrual loans during the periods presented is immaterial.
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
The following tables present the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024
	Term Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate
Pass	$39,603	$189,776	$257,828	$149,843	$22,496	$490,273	$37,907	$1,187,726
Special Mention	—	—	12,235	35,586	—	—	—	47,821
Substandard	—	—	15,360	2,351	—	51,894	—	69,605
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$39,603	$189,776	$285,423	$187,780	$22,496	$542,167	$37,907	$1,305,152

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied commercial real estate
Pass	$1,999	$9,260	$31,907	$11,035	$13,551	$51,867	$8,384	$128,003
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	529	—	—	2,298	—	2,827
Doubtful	—	—	—	—	—	324	—	324
Loss	—	—	—	—	—	—	—	—
Total	$1,999	$9,260	$32,436	$11,035	$13,551	$54,489	$8,384	$131,154

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Acquisition, construction & development
Pass	$2,030	$20,603	$31,779	$3,490	$—	$929	$11,925	$70,756
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,266	—	1,266
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$2,030	$20,603	$31,779	$3,490	$—	$2,195	$11,925	$72,022

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$2,275	$23,424	$13,949	$2,499	$114	$1,218	$38,792	$82,271
Special Mention	—	—	—	—	—	—	—	—

Note 4— Allowance for Credit Losses (continued)

Substandard	—	—	—	503	—	—	—	503
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$2,275	$23,424	$13,949	$3,002	$114	$1,218	$38,792	$82,774

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single family residential (1-4 units)
Pass	$5,561	$77,408	$120,119	$59,440	$31,929	$172,416	$54,903	$521,776
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	289	238	2,501	—	3,028
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$5,561	$77,408	$120,119	$59,729	$32,167	$174,917	$54,903	$524,804

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer non-real estate and other
Pass	$137	$199	$135	$34	$117	$683	$944	$2,249
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$137	$199	$135	$34	$117	$683	$944	$2,249

Year to date gross charge-offs	$30	$—	$—	$—	$—	$—	$—	$30

Note 4— Allowance for Credit Losses (continued)

	December 31, 2023
	Term Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate
Pass	$195,857	$261,817	$166,253	$22,791	$75,170	$416,774	$36,761	$1,175,423
Special Mention	—	12,235	35,449	—	4,876	—	—	52,560
Substandard	—	15,420	12,847	—	2,209	50,625	—	81,101
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$195,857	$289,472	$214,549	$22,791	$82,255	$467,399	$36,761	$1,309,084

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied commercial real estate
Pass	$9,309	$31,725	$11,229	$14,103	$10,279	$43,616	$6,184	$126,445
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	532	—	—	—	4,404	—	4,936
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$9,309	$32,257	$11,229	$14,103	$10,279	$48,020	$6,184	$131,381

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Acquisition, construction & development
Pass	$8,535	$24,286	$13,698	$—	$728	$241	$1,603	$49,091
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$8,535	$24,286	$13,698	$—	$728	$241	$1,603	$49,091

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$29,111	$15,204	$4,344	$162	$15	$1,335	$16,854	$67,025
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	822	—	—	—	—	822
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$29,111	$15,204	$5,166	$162	$15	$1,335	$16,854	$67,847

Year to date gross charge-offs	$—	$—	$—	$29	$—	$—	$—	$29

Single family residential (1-4 units)
Pass	$78,222	$122,067	$60,202	$32,158	$40,938	$137,376	$54,273	$525,236
Special Mention	—	—	—	—	—	—	—	—

Note 4— Allowance for Credit Losses (continued)

Substandard	—	—	291	243	—	2,171	39	2,744
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$78,222	$122,067	$60,493	$32,401	$40,938	$139,547	$54,312	$527,980

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer non-real estate and other
Pass	$334	$150	$43	$151	$386	$325	$984	$2,373
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$334	$150	$43	$151	$386	$325	$984	$2,373

Year to date gross charge-offs	$—	$165	$—	$—	$—	$—	$—	$165

Totals	$321,368	$483,436	$305,178	$69,608	$134,601	$656,867	$116,698	$2,087,756
The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
March 31, 2024
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	324	247	963	1,287	247
Acquisition, construction & development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Single family residential (1-4 units)	289	18	2,739	3,028	18
Consumer non-real estate and other	—	—	—	—	—
Total	$613	$265	$3,702	$4,315	$265

	December 31, 2023
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2023
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	1,000	1,000	—
Acquisition, construction & development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Single family residential (1-4 units)	—	—	2,744	2,744	—
Consumer non-real estate and other	—	—	—	—	—
Total	$—	$—	$3,744	$3,744	$—
On January 1, 2023, the Company adopted ASU 2022-02 on a modified retrospective basis. ASU 2022-02 eliminates the troubled debt restructuring (“TDR”) accounting model and requires that the Company evaluate, based on the accounting for

Note 4— Allowance for Credit Losses (continued)
loan modifications, whether the borrower is experiencing financial difficulty, and the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan. This change required all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables — Nonrefundable Fees and Other Costs, and subjects entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty.
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the three months ended March 31, 2024, and for the year ended December 31, 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
Note 5— Deposits
The aggregate amount of time deposits that meet or exceed the FDIC Insurance Limit of $250,000, was approximately $108.0 million and $92.3 million on March 31, 2024, and December 31, 2023, respectively. Brokered time deposits, which are fully insured, totaled $370.8 million and $389.0 million as of March 31, 2024, and December 31, 2023, respectively. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $24.3 million at March 31, 2024, compared to $24.2 million at December 31, 2023.
At March 31, 2024, the scheduled maturities of time deposits for the remaining nine months ending December 31, 2024, and the following five years were as follows (in thousands):

As of March 31, 2024
Remaining nine months ending, December 31, 2024	$383,222
2025	159,208
2026	84,314
2027	49,583
2028	78,369
2029	173
Total	$754,869
At March 31, 2024, and December 31, 2023, amounts included in time deposits for individual retirement accounts totaled $27.4 million and $28.5 million, respectively.
Overdrafts of $117 thousand and $110 thousand were reclassified to loans as of March 31, 2024, and the year ended December 31, 2023, respectively.
Note 6— Advances and Other Borrowings
The Company had borrowings of $360.0 million and $272.0 million at March 31, 2024, and December 31, 2023, respectively. At March 31, 2024, the interest rate on this debt ranged from 4.78% to 5.58%. At December 31, 2023, the interest rate on this debt ranged from 4.38% to 5.57%. The average balance outstanding during the three months ending March 31, 2024, and the year ending December 31, 2023, was $303.6 million and $293.9 million, respectively. The Company has a finance lease liability that is not included in these balances - see Note 7 - Leased Property for a discussion of this liability that is included in the accrued interest and other liabilities line in the Consolidated Balance Sheets. The Company’s short-term borrowings from time to time may consist of advances from the FHLB of Atlanta, unsecured lines from Correspondent Banks, and secured lines from the Federal Reserve Discount Window.
The Company has available lines of credit with the FHLB of Atlanta and unsecured federal funds lines of credit from correspondent banking relationships. Through these sources, the Company had total borrowing capacity of $994.2 million with an unused capacity of $704.2 million as of March 31, 2024. The advances on credit lines are secured by both securities and loans. The lendable collateral value of securities and loans pledged against available lines of credit as of March 31, 2024, and December 31, 2023, was $805.9 million and $797.8 million, respectively. As of March 31, 2024, all of the Company’s borrowings will mature within one calendar year.

Note 6— Federal Home Loan Bank Advances and Other Short-Term Borrowings
The contractual maturities of these borrowings, which all occur within one year of the reporting date, are as follows as of March 31, 2024, (in thousands):

Due in 2024	$340,000
Due in 2025	20,000
Total	$360,000
Note 7— Leased Property
Lessor Arrangements
The Company enters into operating leases with customers to lease vacant space in certain owned premises that is not being used by the Company. These operating leases are typically payable in monthly installments with terms ranging from around two years to around eleven years and may contain renewal options. The components of lease income, which is included in non-interest expense on the Consolidated Statements of Income, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease income	$575	$575
Total lease income	$575	$575
The remaining maturities of operating lease receivables as of March 31, 2024, are as follows (in thousands):

Operating Leases
Remaining nine months ending December 31, 2024	$1,726
2025	2,265
2026	1,657
2027	1,356
2028	1,333
Thereafter	2,450
Total lease receivables	$10,787
Lessee Arrangements
The Company has entered into leases for branches and office space. The leases are evaluated for whether the lease will be classified as either a finance or operating lease. Certain leases offer the option to extend the lease term, and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. Including renewal options, the terms of the Company’s leases range from less than one year to around fourteen years. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.
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

Note 7— Leased Property (continued)
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Right-of-use assets:
Operating leases	Other assets	$5,283	$5,110
Finance leases	Other assets	3,518	3,590
Total right-of-use assets		$8,801	$8,700
Lease liabilities:
Operating leases	Other liabilities	$5,490	$5,327
Finance leases	Other liabilities	3,787	3,840
Total lease liabilities		$9,277	$9,167
The components of total lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Finance lease cost
Right-of-use asset amortization	$71	$51
Interest expense	28	15
Operating lease cost	634	839
Total lease cost	$733	$905
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of March 31, 2024, are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining nine months ending December 31, 2024	$1,774	$246
2025	1,404	334
2026	961	341
2027	747	347
2028	548	354
Thereafter	474	2,993
Total undiscounted lease payments	5,908	4,615
Less: discount	(418)	(828)
Net lease liabilities	$5,490	$3,787

Note 7— Leased Property (continued)
The following table presents additional information about the Company’s leases as of March 31, 2024, and December 31, 2023.

Supplemental lease information (dollars in thousands)	March 31, 2024	December 31, 2023
Finance lease weighted average remaining lease term (years)	12.41	12.66
Finance lease weighted average discount rate	2.96%	2.96%
Operating lease weighted average remaining lease term (years)	3.73	3.71
Operating lease weighted average discount rate	3.62%	3.33%

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023
Operating cash flows from operating leases	$644	$868
Operating cash flows from finance leases	28	15
Financing cash flows from finance leases	53	39
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Note 8— Regulatory Capital Matters
Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (“Basel III rules”), an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of March 31, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2024, and December 31, 2023, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action”.
The following table presents the actual and required capital amounts and ratios for the Company and the Bank at March 31, 2024, and December 31, 2023 (in thousands except for ratios).

Note 8— Regulatory Capital Matters (continued)

	Actual		Minimum Required for Capital Adequacy Purposes (includes applicable Capital Conservation Buffer)		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
Total Capital to risk weighted assets
Consolidated	$445,121	17.54%	$266,504	≥ 10.5%	$253,814	≥ 10.0%
Burke & Herbert Bank & Trust	442,168	17.43	266,399	≥ 10.5	253,713	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	420,261	16.56	215,742	≥ 8.5	203,051	≥ 8.0
Burke & Herbert Bank & Trust	417,308	16.45	215,656	≥ 8.5	202,971	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	420,261	16.56	177,670	≥ 7.0	164,979	≥ 6.5
Burke & Herbert Bank & Trust	417,308	16.45	177,599	≥ 7.0	164,914	≥ 6.5
Tier 1 (Core) Capital to average assets
Consolidated	420,261	11.36	148,038	≥ 4.0	185,048	≥ 5.0
Burke & Herbert Bank & Trust	417,308	11.28	148,035	≥ 4.0	185,044	≥ 5.0

As of December 31, 2023
Total Capital to risk weighted assets
Consolidated	$443,799	17.88%	$260,694	≥ 10.5%	$248,280	≥ 10.0%
Burke & Herbert Bank & Trust	442,414	17.82	260,626	≥ 10.5	248,215	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	418,244	16.85	211,038	≥ 8.5	198,624	≥ 8.0
Burke & Herbert Bank & Trust	416,859	16.79	210,983	≥ 8.5	198,572	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	418,244	16.85	173,796	≥ 7.0	161,382	≥ 6.5
Burke & Herbert Bank & Trust	416,859	16.79	173,751	≥ 7.0	161,340	≥ 6.5
Tier 1 (Core) Capital to average assets
Consolidated	418,244	11.31	147,965	≥ 4.0	184,957	≥ 5.0
Burke & Herbert Bank & Trust	416,859	11.27	147,986	≥ 4.0	184,982	≥ 5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2024, approximately $175.8 million of retained earnings was available for dividend declaration without regulatory approval.
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
Cash flow hedges of interest rate risk
The Company’s objective in using interest rate derivatives is to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Other interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments

Note 9— Derivatives (continued)
over the life of the agreements without exchange of the underlying notional amount. During 2024, such derivatives were used to hedge the variable cash flows associated with variable-rate debt and assets.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as a reduction to interest income, and an additional $2.8 million will be reclassified as a reduction to interest expense.

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
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$250,000	$3,356
Interest rate swaps related to cash flow hedges	Other liabilities	50,000	481

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$72,305	$1,478
Interest rate swaps related to customer loans	Other liabilities	72,305	1,478

	December 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$100,000	$65
Interest rate swaps related to cash flow hedges	Other liabilities	150,000	1,047

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$72,572	$998
Interest rate swaps related to customer loans	Other liabilities	72,572	998

Note 9— Derivatives (continued)
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2024, and March 31, 2023, as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	March 31, 2024			Location of Gain or (Loss) Reclassified from AOCI into Income	March 31, 2024
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(17)	$(17)	$—	Interest Income	$(483)	$(483)	$—
Interest Rate Products	3,385	3,385	—	Interest Expense	36	36	—
Total	$3,368	$3,368	$—		$(447)	$(447)	$—

Derivatives in Cash Flow Hedging Relationships	March 31, 2023			Location of Gain or (Loss) Reclassified from AOCI into Income	March 31, 2023
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$60	$60	$—	Interest Income	$(363)	$(363)	$—
Total	$60	$60	$—		$(363)	$(363)	$—
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three months ended March 31, 2024, and March 31, 2023.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended
	March 31, 2024		March 31, 2023
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$(443)	$36	$(203)	$—
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	40	—	2,362	—
Derivatives designated as hedging instruments	—	—	(2,202)	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	(483)	36	(363)	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	(483)	36	(363)	—
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—

Note 9— Derivatives (continued)
(1) The Company voluntarily discontinued a fair value hedging relationship and these amounts include the gain or (loss) and the hedging adjustment on a voluntary discontinued hedging relationship. The Company has allocated the basis adjustment to the remaining individual assets in the closed portfolio and will amortize the basis adjustment over a period consistent with amortization of other discounts or premiums on the hedged assets.
Credit-risk-related Contingent Features
As of March 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $0.5 million. As of March 31, 2024, the Company has posted the full amount of collateral related to these agreements.

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
The net gains (losses) relating to the free-standing derivative instruments (interest rate lock commitments) were $15.4 thousand and $4.2 thousand for the three months ending March 31, 2024, and March 31, 2023, respectively. The notional amount of the mortgage pipeline that resulted in an interest rate lock commitment was $3.0 million and $838.0 thousand at March 31, 2024, and March 31, 2023, respectively. Interest rate lock commitments are not designated as hedging instruments, and therefore, changes in the fair value of these free-standing derivative instruments are reported as non-interest income on the Consolidated Statements of Income.
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
A summary of the contractual amounts of the Company’s financial instruments outstanding at March 31, 2024, and December 31, 2023, is as follows (in thousands):

	March 31, 2024	December 31, 2023
Commitments to extend credit	$283,042	$278,923
Commercial letters of credit	10,904	10,718
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
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded zero credit losses on unfunded commitments for the three months ended March 31, 2024, and had an ACL on off-balance sheet credit exposures that totaled $254.2 thousand at March 31, 2024. The Company recorded a

Note 10— Commitments and Contingencies (continued)
recapture of $7.5 thousand for the three months ended March 31, 2023, and had an ACL on off-balance sheet credit exposures that totaled $267.3 thousand at March 31, 2023. The ACL on off-balance sheet credit exposures is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
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

Note 11— Fair Value Measurements (continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2024, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$177,531	$—	$—	$177,531
Obligations of states and municipalities	—	458,594	—	458,594
Residential mortgage backed - agency	—	42,994	—	42,994
Residential mortgage backed - non-agency	—	296,006	—	296,006
Commercial mortgage backed - agency	—	34,419	—	34,419
Commercial mortgage backed - non-agency	—	170,399	—	170,399
Asset-backed	—	82,858	—	82,858
Other	—	12,719	—	12,719
Total investment securities available-for-sale	$177,531	$1,097,989	$—	$1,275,520

Loans held-for-sale, at fair value	$—	$2,422	$—	$2,422

Derivatives	$—	$4,834	$—	$4,834

Financial liabilities
Derivatives	$—	$1,959	$—	$1,959

	Fair Value Measurements at December 31, 2023, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$179,071	$—	$—	$179,071
Obligations of states and municipalities	—	463,203	—	463,203
Residential mortgage backed - agency	—	42,238	—	42,238
Residential mortgage backed - non-agency	—	266,031	—	266,031
Commercial mortgage backed - agency	—	34,885	—	34,885
Commercial mortgage backed - non-agency	—	177,061	—	177,061
Asset-backed	—	77,936	—	77,936
Other	—	8,014	—	8,014
Total investment securities available-for-sale	$179,071	$1,069,368	$—	$1,248,439

Loans held-for-sale, at fair value	$—	$1,497	$—	$1,497

Derivatives	$—	$1,063	$—	$1,063

Financial liabilities
Derivatives	$—	$2,045	$—	$2,045

Note 11— Fair Value Measurements (continued)
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
Assets that were measured at fair value on a non-recurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at March 31, 2024, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Individually evaluated loans:
Commercial real estate	$—	$—	$277	$277
Owner-occupied commercial real estate	—	—	1,374	1,374
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Single family residential	—	—	2,068	2,068
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	—	—

Note 11— Fair Value Measurements (continued)

	Fair Value Measurements at December 31, 2023, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Individually evaluated loans:
Commercial real estate	$—	$—	$286	$286
Owner-occupied commercial real estate	—	—	1,315	1,315
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Single family residential	—	—	1,816	1,816
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	—	—
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at March 31, 2024, and December 31, 2023 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range	Weighted Average
March 31, 2024
Individually evaluated loans	$3,371	Income, Market, & Discounted cash flow analysis	External appraised values; management assumptions regarding market trends, market rate for borrower, or other relevant factors	3.6% - 9.0%	5.4%
	348	Appraisal of collateral	Management adjustments (e.g. liquidity, selling costs, etc.)	5.0% - 20.0% for liquidity 6.0%- 8.0% for selling costs	N/A
December 31, 2023
Individually evaluated loans	$3,417	Income, Market, & Discounted cash flow analysis	External appraised values; management assumptions regarding market trends, market rate for borrower, or other relevant factors	3.6% - 9.0%	5.4%

Note 11— Fair Value Measurements (continued)
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at March 31, 2024, and December 31, 2023, were as follows (in thousands):

		Fair Value Measurements at March 31, 2024, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$9,152	$9,152	$—	$—	$9,152
Interest-earning deposits with banks	44,925	44,925	—	—	44,925
Loans, net	2,093,549	—	—	1,931,927	1,931,927
Accrued interest	16,328	—	16,328	—	16,328

Financial Liabilities
Non-interest-bearing	$822,767	$—	$822,767	$—	$822,767
Interest-bearing	2,167,346	—	2,162,288	—	2,162,288
Other borrowed funds	360,000	—	356,679	—	356,679
Accrued interest	5,268	—	5,268	—	5,268

		Fair Value Measurements at December 31, 2023, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$8,896	$8,896	$—	$—	$8,896
Interest-bearing deposits with banks	35,602	35,602	—	—	35,602
Loans, net	2,062,455	—	—	1,897,459	1,897,459
Accrued interest	15,895	—	15,895	—	15,895

Financial Liabilities
Non-interest-bearing	$830,320	$—	$830,320	$—	$830,320
Interest-bearing	2,171,561	—	2,167,218	—	2,167,218
Other borrowed funds	272,000	—	271,716	—	271,716
Accrued interest	8,954	—	8,954	—	8,954

Note 12— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2024, and March 31, 2023 (in thousands):

	Three months ended March 31, 2024
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(490)	$(97,259)	$(5,745)	$(103,494)
Net unrealized gains (losses)	2,660	(441)	—	2,219
Less: net realized (gains) losses reclassified to earnings	353	(32)	—	321
Net change in pension plan benefits	—	—	—	—
Ending Balance	$2,523	$(97,732)	$(5,745)	$(100,954)

	Three months ended March 31, 2023
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(1,589)	$(130,875)	$(7,031)	$(139,495)
Net unrealized gains (losses)	47	17,218	—	17,265
Less: net realized (gains) losses reclassified to earnings	287	(1,866)	—	(1,579)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,255)	$(115,523)	$(7,031)	$(123,809)

The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2024, and March 31, 2023 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item in the Statements of Income
	Three months ended
	March 31, 2024	March 31, 2023
Cash flow hedges:
Interest rate contracts	$(447)	$(363)	Interest income
Tax effect	94	76	Income tax expense (benefit)
Net of tax	$(353)	$(287)

Available-for-sale securities:
Realized gains (losses) on securities	$—	$—	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	40	2,362	Interest income
Tax effect	(8)	(496)	Income tax expense (benefit)
Net of tax	$32	$1,866

Total reclassifications, net of tax	$(321)	$1,579	Net income

Note 13— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for the three months ended March 31, 2024, and March 31, 2023, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
FDIC & other regulatory assessment	$516	$734
Historic tax credit amortization	632	632
IT related	550	491
Consultant and advisory expenses	581	470
ATM & network expense	551	429
Directors' fees	493	410
Accounting and audit expenses	343	307
Legal fees and expenses	345	305
Virginia franchise tax	675	243
Marketing expense	329	219
Other	1,448	1,367
Total	$6,463	$5,607
The Company incurred merger-related expenses of $633.0 thousand for the three months ended March 31, 2024. The Company did not incur any merger-related expenses for the three months ended March 31, 2023. These expenses are primarily included in the consultant and advisory expenses and legal fees and expenses line items in the table above.
Note 14— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards, subject to approval. Total compensation expense that has been charged against income for the share-based awards granted was $590.5 thousand and $580.6 thousand for the three months ended March 31, 2024, and March 31, 2023, respectively. The total income tax benefit was $124.0 thousand and $121.9 thousand for the three months ended March 31, 2024, and March 31, 2023, respectively.
2019 Stock Incentive Plan
In 2019, the Company’s Stock Incentive Plan (“2019 SIP”) was approved by the Bank’s Board of Directors. The 2019 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2019 SIP authorized 240,000 units to be issued, and the Company’s practice is using authorized unissued shares to satisfy these share-based awards. Each unit represents a contingent right to receive one common share or an equivalent amount of cash, or a combination of the two, at the discretion of the Company. Currently, we have a sufficient number of authorized unissued shares to satisfy all outstanding equity awards.
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
A total of zero and 24,705 shares were issued during the three months ended March 31, 2024, and March 31, 2023, respectively.

Note 14— Share-Based Compensation (continued)
For time-based RSUs, the fair value was determined by using the closing stock price on the date prior to the grant date. These RSUs vest over three to five years.
The Board, from time to time, approves performance-based RSU awards that may be earned between a three to five year performance period. Whether units are earned at the end of the performance period will be determined based on the achievement of performance and/or market targets (e.g. market capitalization target) over the performance period. If the conditions are achieved, the grant recipient will receive 100% of the units granted as these awards do not provide for a multiplier effect. The performance / market targets are determined by the Board.

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

The following is a summary of all the Company’s RSU awards issued under both the 2019 SIP and 2023 SIP:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2023	143,585	$51.21
Granted	—	—
Vested	(6,600)	45.14
Forfeited	(200)	73.00
Non-vested at March 31, 2024	136,785	$51.47
As of March 31, 2024, there was $2.3 million of total unrecognized compensation costs related to non-vested shares granted under the 2019 SIP. The cost is expected to be recognized over a weighted average period of 2.50 years.
2023 Employee Stock Purchase Plan
In 2023, a new employee stock purchase plan (“2023 ESPP”) was approved by the Board of directors and shareholders. Upon the plan’s shareholder approval date of March 30, 2023, the 2023 ESPP reserved 250,000 shares of common stock for issuance to employees. At March 31, 2024, 243,620 shares were available to be issued. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each semi-annual offering period that began on September 1, 2023. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 15% of their annual salary. The following table presents information for the employee stock purchase plan at the end of March 31, 2024.

March 31, 2024
Shares purchased	6,380
Weighted average price of shares purchased	$43.11
Compensation expense recognized (in 000’s)	41.3
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
The following shows the weighted average number of shares used in computing earnings per share and the effect of the weighted average number of shares of dilutive potential Common Stock. Dilutive potential Common Stock has no effect on income available to common shareholders.

Three Months Ended March 31,

Note 15— Earnings Per Share (continued)

	2024	2023
Net income (in thousands)	$5,212	$7,524

Weighted average number of shares	7,433,481	7,426,638
Options effect of dilutive shares	94,008	77,835
Weighted average dilutive shares	7,527,489	7,504,473

Basic EPS	$0.70	$1.01
Diluted EPS	0.69	1.00
Stock awards equivalent to zero and zero shares of Common Stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2024, and March 31, 2023, respectively, because they were antidilutive.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations of the Company should be read in conjunction with the preceding consolidated financial statements and notes presented in Item 1. Financial Statements of this Form 10-Q, as well as with the audited consolidated financial statements and notes for the year ended December 31, 2023, included in our Form 10-K filed with the SEC on March 22, 2024, and as amended on April 12, 2024 (the “Form 10-K”). Historical results of operations and the percentage relationships among any amounts included and any trends that may appear may not indicate trends in operations or results of operations for any future periods. We are a financial holding company, and we conduct all of our material business operations through the Bank. As a result, the discussion and analysis below primarily relate to activities conducted at the Bank.
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
By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks exist that predictions, forecasts, projections, and other forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates, and intentions expressed in such forward-looking statements. Important risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company, as applicable, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking information and statements include, but are not limited to, the risks described in Item 1A, under the caption “Risk Factors” in our Form 10-K, and in Part II, Item 1A. Risk Factors in this Form 10-Q.

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
As of March 31, 2024, we had total consolidated assets of $3.7 billion, gross loans of $2.1 billion, total deposits of $3.0 billion, and total shareholders’ equity of $319.3 million. As of March 31, 2024, we had 381 full-time employees. None of our employees are covered by a collective bargaining agreement.
Merger with Summit Financial Group, Inc.
Effective on May 3, 2024 (the “Closing Date”), Burke & Herbert, completed its previously announced merger with Summit Financial Group, Inc., a West Virginia corporation (“Summit”), pursuant to the Agreement and Plan of Reorganization and accompanying Plan of Merger dated August 24, 2023, between Burke & Herbert and Summit (the “Merger Agreement”).

Pursuant to the Merger Agreement, on the Closing Date, (i) Summit merged with and into Burke & Herbert, with Burke & Herbert continuing as the surviving corporation (the “Merger”), and (ii) immediately following the Merger, Summit Community Bank, Inc., a West Virginia chartered bank and a wholly-owned subsidiary of Summit (“SCB”), merged with and into Burke & Herbert Bank & Trust Company, a Virginia chartered bank and a wholly-owned subsidiary of Burke & Herbert (“Burke & Herbert Bank”), with Burke & Herbert Bank as the surviving bank (the “Bank Merger”).

In the merger, holders of Summit common stock outstanding at the effective time of the merger received 0.5043 shares of Burke & Herbert common stock for each share of Summit common stock they owned (the “exchange ratio”), subject to the payment of cash in lieu of fractional shares. The total aggregate consideration payable in the Merger was approximately 7,405,772 shares of Burke & Herbert Common Stock. Additionally, each share of the Summit Series 2021 Preferred Stock issued and outstanding was converted into the right to receive a share of the new Burke & Herbert Series 2021 Preferred Stock.

Critical Accounting Policies and Estimates
Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions, and judgments based on available information. These estimates, assumptions, and judgments affect the amounts reported in the financial statements and accompanying notes and are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions, and judgments inherent in those policies, are critical in understanding our financial statements.
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
Allowance for Credit Losses

The allowance for credit losses represents our estimate of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and projections including reasonable and supportable forecasts, reversion, and post-reversion forecasts. It is a valuation account that is deducted from the financial assets’ amortized cost basis to present the net amount expected to be collected on the financial asset. Financial assets are charged-off against the allowance when management believes the uncollectibility of a financial asset is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
The Company’s loan portfolio is the largest financial asset that is in scope of this critical accounting estimate. Determining the amount of the allowance for credit losses is considered a critical accounting estimate, because it is based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts, and prepayment experience as related to credit contractual terms. Management estimates the allowance balance using relevant available information from internal and external sources. Historical credit loss experience provides the basis for the estimation of expected credit losses; adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, and delinquency levels, as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. The model methodology used for funded credits, along with taking into consideration the probability of drawdowns or funding on unfunded commitments and whether such commitments are irrevocable or not by the Company, is how the Company determines the allowance for credit losses for unfunded commitments. These evaluations are conducted at least quarterly and more frequently, if deemed necessary.
The Company is using an internally developed model that produces an estimate of the allowance for credit losses as the lifetime expected credit losses of the loan portfolio. This model uses a remaining useful life or WARM method within defined-contractual terms by federal call codes. The model forecasts net charge-off rates by call codes using ordinary least squares (“OLS”) regression models that use macroeconomic variables to forecast the Company’s and peer banks’ net charge-off rates. These models are used to produce reasonable and supportable forecasts of net charge-off rates. The macroeconomic variables utilized by the Company include variables that meet defined criteria in forecasting credit losses for our loan portfolio. These variables include, but are not limited to, unemployment rates, housing and commercial real estate prices, gross domestic product levels, equity market conditions or interest rates, as well as other variables that are portfolio-specific, such as those pertaining to commercial real estate or to residential loan portfolios. The Company sources the macroeconomic variables and the macroeconomic variable forecasts that it uses in its ACL model from the Standard & Poor’s Global Market Intelligence and from CoStar Group.

The Company currently has set an initial reasonable and supportable period of two years with a subsequent straight-line loss-rate reversion for the following four quarters before then utilizing historical average loss rates in remaining periods of the modeled contractual terms. Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable, reversion and post-reversion period forecasts on collectively evaluated loans. As the reasonable and supportable and reversion period forecasts reflect the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative adjustments considered by management include the following: (i) management’s assessment of macroeconomic forecasts used in the model and how those forecasts align with management’s overall evaluation of current expected credit conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio, and external factors that may ultimately impact credit quality; and (iii) underwriting and delinquency trends. The qualitative factors applied at March 31, 2024, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. Management reviews supplemental data sources including historical net charge-off rates and data measuring other specific credit outcomes from its systems of record in supporting qualitative factors. However, qualitative factor evaluations are inherently imprecise and require significant management judgement.
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
Current Economic Environment in the Financial Services Industry
Commercial Real Estate Sector Concentration
The commercial real estate (“CRE”) sector has been impacted significantly by rising interest rates and higher vacancies, increasing the prospect of default that borrowers may face due to the record amount of upcoming maturities. In addition, the office market continues to struggle with fewer employees in the office after the COVID-19 pandemic. The Bank continues to monitor its commercial real estate portfolio by reviewing various credit risk and concentration reports. The Bank’s exposure to commercial real estate at March 31, 2024, was $1.3 billion or 61.6% of its gross loan portfolio, not including owner-occupied commercial real estate and acquisition, construction & development. Commercial real estate as a percent of total assets at March 31, 2024, was 35.3%, not including owner-occupied commercial real estate and acquisition, construction & development. Including owner-occupied commercial real estate and acquisition, construction & development, total exposure was $1.5 billion or 71.2% of our total gross loans and 40.7% of total assets at March 31, 2024.
Loan balances by portfolio segment amortized cost (in thousands) and by percentage of our total gross loan portfolio at March 31, 2024, were as follows:

	March 31, 2024
	Amortized Cost	Percentage
Commercial real estate	$1,305,152	61.6%
Owner-occupied commercial real estate	131,154	6.2
Acquisition, construction & development	72,022	3.4
Commercial & industrial	82,774	3.9
Single family residential (1-4 units)	524,804	24.8
Consumer non-real estate and other	2,249	0.1
Total gross loans	$2,118,155	100.0%
Monitoring of the CRE concentration is performed at both the loan level and at the portfolio level. The Credit Risk Management team provides management and the board of directors with periodic reports on the credit portfolio, which include the CRE portfolio (including owner-occupied CRE and acquisition, construction & development loans). These reports provide an assessment of asset quality and risk rating migration and monitor concentrations against the board approved concentration limits (including sub-limits). The tables below present the Bank’s commercial real estate, owner-

occupied commercial real estate, and acquisition, construction & development portfolios by collateral type and geographic location as of March 31, 2024 (in thousands).

	Commercial Real Estate by Collateral Type and Geographic Location
	VA	MD	DC	Other	Total	Percentage
Retail Real Estate	$211,511	$111,204	$29,693	$8,966	$361,374	27.7%
Industrial/Warehouse	189,849	20,264	—	—	210,113	16.1
Multi-Family	123,068	19,602	39,573	901	183,144	14.0
Office Buildings/Condos	124,522	39,108	24,549	—	188,179	14.4
Hotels/Motels	36,384	39,844	52,767	13,779	142,774	10.9
Self-Storage	58,081	—	—	—	58,081	4.5
Nursing-Assisted Living	38,090	—	—	—	38,090	2.9
Restaurants	18,868	4,256	10,668	863	34,655	2.7
Gas Stations	7,420	1,676	14,882	—	23,978	1.8
Other	24,206	9,648	30,910	—	64,764	5.0
Total	$831,999	$245,602	$203,042	$24,509	$1,305,152	100.0%

	Owner-Occupied Commercial Real Estate by Collateral Type and Geographic Location
	VA	MD	DC	Other	Total	Percentage
Industrial/Warehouse	$38,694	$598	$—	$5,896	$45,188	34.5%
Office Buildings/Condos	22,380	596	635	—	23,611	18.0
Churches/Religious Organizations	19,704	1,244	243	—	21,191	16.2
Retail	11,373	—	133	—	11,506	8.8
Private School	7,616	—	—	—	7,616	5.8
Gas Stations	5,335	1,088	—	—	6,423	4.9
Restaurants	2,254	171	—	—	2,425	1.8
Other	12,245	581	368	—	13,194	10.0
Total	$119,601	$4,278	$1,379	$5,896	$131,154	100.0%

	Acquisition, Construction & Development by Collateral Type and Geographic Location
	VA	MD	DC	Other	Total	Percentage
Multi-Family	$—	$—	$12,951	$14,515	$27,466	38.1%
Industrial/Warehouse	—	11,411	—	—	11,411	15.8
Land	10,999	1,150	—	—	12,149	16.9
Retail Real Estate	—	7,153	—	1,658	8,811	12.2
Storage	3,999	—	—	—	3,999	5.6
Residential For-Sale	2,114	723	—	—	2,837	3.9
Other	5,349	—	—	—	5,349	7.5
Total	$22,461	$20,437	$12,951	$16,173	$72,022	100.0%

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
The Bank believes its underwriting and monitoring standards for commercial real estate loans are sufficient to evaluate its loan portfolio and keep it from incurring significant losses. The majority of the Bank’s commercial real estate loans are in

Virginia (approximately 64.6%) and within the Greater Washington, DC MSA area, and it does not have significant exposure to any economic areas of the country that are underperforming the national economy. Additionally, the Bank’s overall exposure to the “Office” collateral type is 14.0% of total commercial real estate loans, including owner-occupied commercial real estate and acquisition, construction & development. The Bank believes that the combined loan portfolio is well-diversified, generally seasoned, manageable, and will outperform the industry in terms of performance through the economic cycle; however, our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans. For further discussion see Part II, Item 1A. “Risk Factors”.
2023 Banking Failures and Ensuing Banking Industry Liquidity Concerns
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
For further discussion see Part II, Item 1A. “Risk Factors”. The measures taken followed meetings convened by a subcommittee provided for in our Asset/Liability policy more fully described in Item 3. — Quantitative and Qualitative Disclosures About Market Risk.
The Company’s key inputs and certain assumptions of the stress testing included, but were not limited to, uninsured deposits, deposit composition and deposit flows, borrowings and borrowing capacity, interest rate movements and sensitivity, unrealized losses in the investment securities portfolio, loan balances and loan demand, credit risks, and current allowances for credit losses. Results of the stress tests indicated capital levels that remained above the well capitalized regulatory ratios and liquidity metrics remained within internal policy guidelines. For additional information related to capital, see Notes to the Consolidated Financial Statements – Note 8 — Regulatory Capital Matters. The Company intends to continue conducting such stress tests on a periodic basis.
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
As of March 31, 2024, and December 31, 2023, the Bank complied with all regulatory capital standards and qualifies as “well capitalized”. Note 8 - Regulatory Capital Matters in Notes to Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.

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
Key Factors Affecting Financial Performance
We face a variety of risks that may impact various aspects of our financial performance from time to time. The extent of such impacts may vary depending on factors such as the current business and economic conditions, political and regulatory environment, and operational challenges. Many of these risks and our risk management strategies are described in more detail elsewhere in this Report as well as with the audited consolidated financial statements and notes for the year ended December 31, 2023, included in our Form 10-K.
Our success will depend upon, among other things, the following factors that we manage or control:
•Effectively managing capital and liquidity, including:
•Continuing to maintain and, over time, grow our deposit base as a low-cost stable funding source,
•Prudent liquidity and capital management to meet evolving regulatory capital, capital planning, stress testing, and liquidity standards, and
•Actions we take within the capital and other financial markets,
•Our ability to manage any material costs related to the execution of our strategic priorities, including increased employees, infrastructure, compliance, and other costs in a profitable manner over the long term,
•Management of credit risk and interest rate risk in our portfolio,
•Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•The impact of legal and regulatory-related contingencies,
•The appropriateness of critical accounting estimates and related contingencies,
•Our ability to manage operational risks related to new products and services, changes in processes and procedures, or the implementation of new technology,
•The ability to make investments to promote compliance with existing and evolving regulatory requirements that will increase as the Company grows and will result in increased administrative expenses that we did not previously incur, which costs may materially increase our general and administrative expenses, and
•The ability to execute our strategic objectives, including successfully integrating Summit’s operations, people, and technology with ours, and continuing to efficiently satisfy the obligations associated with being a public company, all of which will require significant resources and management attention and may divert management’s attention from our business operations.
Our financial performance is also substantially affected by a number of external factors outside of our control, including the following:
•Economic conditions, including the length and extent of the economic impacts of events affecting the financial services market generally as well as pandemics and political instability and conflicts, and any actions taken to mitigate and manage such impacts,

•The effect of climate change on our business and performance, including indirectly through impacts on our customers,
•The actions by the Federal Reserve, U.S. Treasury, and other government agencies, including those that impact money supply and market interest rates and inflation,
•The level of, and direction, timing, and magnitude of movement in interest rates and the shape of the interest rate yield curve,
•The functioning and other performance of and availability of liquidity in U.S. and global financial markets, including capital markets,
•The impact of tariffs and other trade policies of the U.S. and its global trading partners,
•Changes in the competitive landscape,
•Impacts of changes in federal, state, and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending, and social programs,
•The impact of market credit spreads on asset valuations,
•The ability of customers, counterparties, and issuers to perform in accordance with contractual terms and the resulting impact on our asset quality,
•Loan demand, utilization of credit commitments, and standby letters of credit,
•The impact on customers and changes in customer behavior due to changing business and economic conditions or regulatory or legislative initiatives,
•Our ability to successfully integrate into our operations Summit’s assets, liabilities, and systems, as well as new management personnel and customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto.
The impact of these items, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. For additional information on the risks we face, see Part II, Item 1A. - Risk Factors.

Selected Financial Data
The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of March 31, 2024, and March 31, 2023, and the selected income statement data for the three months ended March 31, 2024, and March 31, 2023, have been derived from our consolidated financial statements included elsewhere in this Form 10-Q and should be read in conjunction with the other information contained in this Form 10-Q.

	As of the Three Months Ended March 31,
(In thousands, except ratios, share and per share data)	2024	2023
Selected Financial Condition Data:
Total assets	$3,696,390	$3,671,186
Total cash and cash equivalents	54,077	116,939
Total investment securities, at fair value	1,275,520	1,362,785
Net loans	2,093,549	1,926,034
Company-owned life insurance	94,755	93,053
Premises and equipment, net	61,576	55,157
Total deposits	2,990,113	3,032,391
Advances and other borrowings	360,000	321,700
Total shareholders’ equity	319,308	289,783

	As of or for the Three Months Ended March 31,
	2024	2023
Selected Operating Data:
Interest income	$38,745	$34,328
Interest expense	16,614	9,554
Net interest income	22,131	24,774
Provision for (recapture of) credit losses	(670)	515
Total non-interest income	4,254	4,214
Total non-interest expenses	21,165	20,365
Income before income taxes	5,890	8,108
Income tax expense	678	584
Net income	5,212	7,524

Per Share Data:
Average shares of common stock outstanding, basic	7,433,481	7,426,638
Average shares of common stock outstanding, diluted	7,527,489	7,504,473
Total shares of common stock outstanding	7,440,025	7,427,840
Basic net income per share	$0.70	$1.01
Diluted net income per share	0.69	1.00
Dividends declared per share	0.53	0.53
Dividend payout ratio (1)	76.81%	53.00%
Book value (at period end)	$42.92	$39.01

	As of or for the Three Months Ended March 31,
	2024	2023
Performance Ratios:
Return on average assets	0.58%	0.85%
Return on average equity	6.67	10.83
Interest rate spread (2)	1.95	2.58
Net interest margin (3)	2.68	3.06
Efficiency ratio (4)	80.22	70.25

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets	16.56%	17.55%
Total risk-based capital to risk-weighted assets	17.54	18.65
Tier 1 capital to risk-weighted assets	16.56	17.55
Tier 1 capital to average assets	11.36	11.19
Average equity to average assets	8.69	7.85

Asset Quality Ratios:
Allowance coverage ratio	1.16%	1.32%
Allowance for credit losses as a percentage of non-performing loans	91.99	791.87
Net charge-offs to average outstanding loans during the period	0.00	0.00
Non-performing loans as a percentage of total loans	1.26	0.17
Non-performing assets as a percentage of total assets	0.72	0.09

Other Data:
Number of full-service branches	23	23
Number of full-time equivalent employees	381	411
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
Results of Operations for the Three Months Ended March 31, 2024, and 2023
General
Consolidated net income for the three months ended March 31, 2024, was $5.2 million, compared to $7.5 million earned during the three months ended March 31, 2023. The $2.3 million, or 30.7%, decrease in net income is primarily due to increased funding costs and merger-related costs that were partially offset by an increase in loan interest income, due to increased loan balances and higher rates, and a recapture of credit loss provision in the current quarter ended March 31, 2023.
Net interest income decreased by $2.6 million to $22.1 million for the three months ended March 31, 2024, compared to $24.8 million for the three months ended March 31, 2023. The main driver for this decrease was higher funding costs on deposits, which was partially offset by higher interest income from higher rates and growth in loans.
For the three months ended March 31, 2024, the Company recorded credit loss provision recapture of $0.7 million compared to a provision of $0.5 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, the Company was able to recapture provision as a result of loan payoffs and loan upgrades that resulted in a lower percentage of credit watch list loans to total loans. These loan payoffs and loan upgrades resulted in provision recapture from our ACL model even with new loan growth for the quarter.
Non-interest income increased slightly by $40.0 thousand, or 0.9%, to $4.3 million for the three months ended March 31, 2024, as compared to $4.2 million for the three months ended March 31, 2023. The increase in non-interest income was primarily due to a small increase in fiduciary and wealth management income of $82.0 thousand, which was partially offset by declines in other non-interest income categories in the three months ended March 31, 2024, compared to March 31, 2023.
Non-interest expense increased by $0.8 million, or 3.9%, to $21.2 million for the three months ended March 31, 2024, as compared to $20.4 million for the three months ended March 31, 2023. The increase was primarily due to increases in other non-interest expenses of $0.9 million including higher legal, consulting, and audit fees arising from merger-related filings slightly offset by reduced employee benefit expenses and equipment and occupancy costs.
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
Net interest income totaled $22.1 million for the three months ended March 31, 2024, compared to $24.8 million for the three months ended March 31, 2023. The decrease in net interest income was primarily driven by both higher interest rates and higher volume of interest-bearing liabilities. The impact of higher rates on interest-bearing liabilities was partially offset by the increase in volume and rates of interest-earning assets. However, the current interest rate environment has resulted in higher deposit rates to retain depositors and increased the cost of borrowings from the FHLB and the Federal Reserve which has more than offset increases in interest income from higher rates and the increase in volume of loans.
The tax-adjusted net interest margin was 2.68% for the three months ended March 31, 2024, compared to 3.06% for the three months ended March 31, 2023. The decrease in tax-adjusted net interest margin was primarily driven by the increase in market rates that increased the cost of deposit and other borrowings in excess of the increase in the interest income from interest-earning assets.
The yield for the loan portfolio was 5.41% for the three months ended March 31, 2024, compared to 4.81% for the three months ended March 31, 2023. The increase was primarily the result of increasing loan production with higher interest rates during the three months ended March 31, 2024, when compared to the prior period.
The tax-adjusted yield on the total investment securities portfolio was 3.43% for the three months ended March 31, 2024, compared to 3.45% for the three months ended March 31, 2023. The small decrease was primarily due to payoffs and maturities of higher yielding securities that decreased the effective rate earned.
The rate paid on interest-bearing deposits increased to 2.41% during the three months ended March 31, 2024, from 1.09% during the three months ended March 31, 2023. The large increase was a result of market and economic conditions, which led to an increase in our offering rate for selected parts of our deposit portfolio, specifically the time and money-market deposit accounts. Additional increases in the market rates may negatively impact our cost of funds rate.
The rate paid on our borrowings for the three months ended March 31, 2024, was 4.82%, compared to 4.70% for the three months ended March 31, 2023. The increase was due to the increase in short-term borrowing costs. Further increases in market rates may continue to increase our overall borrowing costs.
The following table sets forth the major components of net interest income and the related yields and rates for the three months ended March 31, 2024, and March 31, 2023, for comparison (dollars in thousands).

	For the Three Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid

Assets:
Loans, gross (1)(2)	$2,085,826	$28,045	5.41%	$1,919,678	$22,760	4.81%
Interest-earning deposits and fed funds sold	41,692	396	3.82	43,973	308	2.84
Taxable securities	989,875	8,943	3.63	1,095,486	9,803	3.63
Tax-exempt securities (3)	259,699	1,723	2.67	272,783	1,845	2.74
Total securities	1,249,574	10,666	3.43	1,368,269	11,648	3.45
Total interest-earning assets	3,377,092	39,107	4.66	3,331,920	34,716	4.23
Non-interest-earning assets	243,145			257,675
Total assets	$3,620,237			$3,589,595

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$812,199			$923,039
Interest-bearing demand	489,779	765	0.63%	572,547	199	0.14%
Savings	922,732	4,529	1.97	1,018,851	2,673	1.06
Time	745,945	7,637	4.12	411,785	2,530	2.49
Total interest-bearing deposits	2,158,456	12,931	2.41	2,003,183	5,402	1.09
Total deposits	2,970,655	12,931	1.75	2,926,222	5,402	0.75
Borrowings:
FHLB advances and other	307,446	3,683	4.82	358,124	4,153	4.70
Total interest-bearing liabilities	2,465,902	16,614	2.71	2,361,307	9,555	1.64
Non-interest-bearing liabilities	27,718			23,588
Equity	314,418			281,661
Total liabilities and equity	$3,620,237			$3,589,595

Taxable-equivalent net interest income /net interest spread (4)		22,493	1.95%		25,161	2.58%
Taxable-equivalent net interest margin (5)			2.68%			3.06%
Taxable-equivalent net adjustment		(362)			(387)
Net interest income		$22,131			$24,774
Net interest-earning assets	$911,190			$970,613
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

	Three Months Ended
	March 31, 2024	March 31, 2023
GAAP Financial Measurements
Interest Income - Loans	$28,045	$22,760
Interest Income - Securities taxable	8,943	9,802
Interest Income - Securities tax-exempt	1,361	1,458
Interest Income - Other interest income	396	308
Interest Expense - Deposits	12,931	5,401
Interest Expense - Borrowed funds	3,655	4,138
Interest Expense - Other	28	15
Total Net Interest Income	$22,131	$24,774

Non-GAAP Financial Measurements
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	$362	$387
Total Tax Benefit on Tax-Exempt Interest Income (1)	362	387
Tax-Equivalent Net Interest Income	$22,493	$25,161
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Rate/Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the three months ended March 31, 2024, and March 31, 2023, are annualized using an actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Three Months Ended March 31, 2024, compared to March 31, 2023
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
Income from the interest-earning assets:
Loans, gross	$2,283	$3,002	$5,285
Securities (1)	(1,013)	30	(983)
Interest-bearing deposits and fed funds sold	(22)	110	88
Total interest income on interest-earning assets	1,248	3,142	4,390
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	(129)	696	567
Savings deposits	(472)	2,328	1,856
Time deposits	3,606	1,501	5,107
Total interest expense on interest-bearing deposits	3,005	4,525	7,530
Borrowings	(607)	137	(470)
Total interest expense on interest-bearing liabilities	2,398	4,662	7,060
Taxable-equivalent net interest income	$(1,150)	$(1,520)	$(2,670)
(1)Yields and interest income on tax-exempt securities have been computed on a taxable-equivalent basis.

Interest Income
Total interest income was $38.7 million for the three months ended March 31, 2024, compared to $34.3 million for the three months ended March 31, 2023, an increase of 12.9%. The increase in interest income was primarily driven by an increase in both rates and volume for the loan portfolio slightly offset by lower volume in the securities portfolio. Interest income on loans increased by $5.3 million while interest income on securities decreased $1.0 million, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Interest Expense
Total interest expense was $16.6 million for the three months ended March 31, 2024, compared to $9.6 million for the three months ended March 31, 2023. The increase in interest expense was primarily driven by increasing rates for both deposits and borrowed funds and an increased volume of time deposits, slightly offset by declines in volume of borrowings, interest-bearing demand deposits, and savings deposits. Interest expense on interest-bearing deposits increased by $7.5 million while interest on borrowed funds decreased by $0.5 million due to volume, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Provision for (Recapture of) Credit Losses
The provision recapture of credit losses was $0.7 million for the three months ended March 31, 2024, compared to a provision of $0.5 million for the three months ended March 31, 2023. The provision recapture was the result of loan payoffs and loan upgrades that resulted in a lower percentage of credit watch list loans to total loans. These loan payoffs and loan upgrades resulted in provision recapture from our ACL model even with new loan growth for the quarter. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.
Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Three months ended March 31,		Increase (Decrease)
	2024	2023	Amount	Percent
Fiduciary and wealth management	$1,419	$1,337	$82	6.1%
Service charges and fees	1,606	1,635	(29)	(1.8)
Net gains (losses) on securities	—	—	—	N/A
Income from company-owned life insurance	547	560	(13)	(2.3)
Other non-interest income	682	682	—	0.0
Total	$4,254	$4,214	$40	0.9%
Non-interest income increased 0.9% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was due to a small increase in fiduciary and wealth management income of $82.0 thousand, which was partially offset by declines in service charges and fees of $29.0 thousand and reduced income on company-owned life insurance of $13.0 thousand for the three months ended March 31, 2024.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Three months ended March 31,		Increase (Decrease)
	2024	2023	Amount	Percent
Salaries and wages	$9,518	$9,494	$24	0.3%
Pensions and other employee benefits	2,365	2,468	(103)	(4.2)
Occupancy	1,538	1,457	81	5.6
Equipment rentals, depreciation and maintenance	1,281	1,339	(58)	(4.3)
Other	6,463	5,607	856	15.3
Total	$21,165	$20,365	$800	3.9%
Non-interest expense increased $0.8 million or 3.9% for the three months ended March 31, 2024, compared to March 31, 2023. The main drivers for this increase include a large increase of $0.9 million in other non-interest expenses and smaller increases in salaries and wages of $24.0 thousand and occupancy expenses of $81.0 thousand. Increases were partially offset by declines in pensions and other employee benefits expense of $103.0 thousand and equipment rentals, depreciation and maintenance expenses of $58.0 thousand. For the three months ended March 31, 2024, the Company incurred $633.0 thousand of legal, consulting, and audit fees related to the merger with Summit Financial Group, Inc. that are included in other non-interest expense for the three months ended March 31, 2024. See Note 13 — Other Operating Expenses in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $0.7 million for the three months ended March 31, 2024, an increase of $0.1 million from the tax provision for the three months ended March 31, 2023. The increase was due to a tax adjustment that resulted in a reduction of the tax expense for the three months ended March 31, 2023. Removing that benefit would have resulted in a consistent effective tax rate for the three months ended March 31, 2024, and March 31, 2023. For the three months ended March 31, 2024, and March 31, 2023, our effective tax rates were 11.5% and 7.2%, respectively.
Analysis of Financial Condition for the Period Ended March 31, 2024, and December 31, 2023
Assets increased by $78.8 million to $3.70 billion as of March 31, 2024, compared to $3.62 billion as of December 31, 2023. Loans, net of ACL, increased by $31.1 million from $2.06 billion as of December 31, 2023, to $2.09 billion as of March 31, 2024. Deposits decreased by $11.8 million and amounted to $2.99 billion at March 31, 2024, compared to $3.00 billion at December 31, 2023. Borrowed funds increased by $88.0 million to $360.0 million as of March 31, 2024, compared to $272.0 million at December 31, 2023.
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
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the three months ended March 31, 2024, the value of our securities portfolio increased $27.1 million from December 31, 2023, as a result of purchasing new securities and an insignificant change in unrealized losses during the period.
On January 1, 2023, the Company adopted the new CECL standard in accordance with ASU 2016-13, which changed the accounting framework by replacing the other-than-temporary impairment (“OTTI”) assessment with the recognition of an ACL. The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at March 31, 2024, and at December 31, 2023.
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

The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment for March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$196,742	$—	$19,211	$177,531
Obligations of states and municipalities	533,934	3	75,343	458,594
Residential mortgage backed - agency	47,108	—	4,114	42,994
Residential mortgage backed - non-agency	312,730	28	16,752	296,006
Commercial mortgage backed - agency	35,395	29	1,005	34,419
Commercial mortgage backed - non-agency	176,385	2	5,988	170,399
Asset backed	83,742	179	1,063	82,858
Other	14,179	—	1,460	12,719
Total	$1,400,215	$241	$124,936	$1,275,520

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,026	$—	$17,955	$179,071
Obligations of states and municipalities	535,229	21	72,047	463,203
Residential mortgage backed - agency	47,074	—	4,836	42,238
Residential mortgage backed - non-agency	284,826	17	18,812	266,031
Commercial mortgage backed - agency	36,151	28	1,294	34,885
Commercial mortgage backed - non-agency	183,454	—	6,393	177,061
Asset backed	79,315	23	1,402	77,936
Other	9,500	—	1,486	8,014
Total	$1,372,575	$89	$124,225	$1,248,439
The investment maturity table below summarizes contractual maturities for our investment securities at March 31, 2024. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.0 years at March 31, 2024. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	March 31, 2024
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$29,986	1.61%	$141,415	1.30%	$25,341	1.36%	$—	—%	$196,742	1.36%
Obligations of states and municipalities	—	—	29,704	2.39	342,328	2.08	161,902	2.12	533,934	2.11
Residential mortgage backed - agency	43	3.66	19,002	5.15	28,063	2.68	—	—	47,108	3.67
Residential mortgage backed - non-agency	93,656	4.29	120,285	4.28	97,243	3.60	1,546	7.48	312,730	4.09
Commercial mortgage backed - agency	25	6.37	21,637	5.52	13,733	5.41	—	—	35,395	5.48
Commercial mortgage backed - non-agency	60,657	6.32	110,594	4.02	5,134	1.43	—	—	176,385	4.73
Asset backed	8,034	5.83	40,745	7.03	34,963	5.96	—	—	83,742	6.47
Other	—	—	—	—	9,500	5.13	4,679	8.34	14,179	6.19
Total	$192,401	4.57%	$483,382	3.56%	$556,305	2.71%	$168,127	2.35%	$1,400,215	3.22%

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
The following tables set forth the composition of our loan portfolio as of the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Commercial real estate	$1,305,152	$1,309,084
Owner-occupied commercial real estate	131,154	131,381
Acquisition, construction & development	72,022	49,091
Commercial & industrial	82,774	67,847
Single family residential (1-4 units)	524,804	527,980
Consumer non-real estate and other	2,249	2,373
Loans, gross	2,118,155	2,087,756
Allowance for credit losses	(24,606)	(25,301)
Loans, net	$2,093,549	$2,062,455
The loan portfolio, excluding ACL, at March 31, 2024, increased by $30.4 million primarily due to growth in commercial & industrial and acquisition, construction & development loans. The Company’s organic growth has occurred in both legacy and newer markets.
The following table shows the maturity distribution for total loans outstanding as of March 31, 2024. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balances of loans are indicated by both fixed and floating rate categories in the table below (in thousands).

	March 31, 2024
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$116,996	$13,648	$624,128	$126,348	$328,544	$94,755	$733	$—	$1,305,152
Owner-occupied commercial real estate	3,509	235	60,520	9,125	52,882	565	3,193	1,125	131,154
Acquisition, construction & development	1,607	6,179	2,380	58,182	—	—	3,053	621	72,022
Commercial & industrial	154	22,212	37,910	11,581	4,677	6,240	—	—	82,774
Total commercial loans	122,266	42,274	724,938	205,236	386,103	101,560	6,979	1,746	1,591,102
Single family residential (1-4 units)	3,766	1,146	9,258	13,724	17,531	9,872	275,278	194,229	524,804
Consumer non-real estate and other	246	157	611	461	—	—	384	390	2,249
Total loans	$126,278	$43,577	$734,807	$219,421	$403,634	$111,432	$282,641	$196,365	$2,118,155
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

The Company’s non-performing loans total increased by $23.0 million from December 31, 2023, due to one loan that was 90 days past due and still accruing as of March 31, 2024. The Company determined that the loan was well-secured and subsequent to March 31, 2024, the loan was current. The Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned as of March 31, 2024, totaled $26.7 million.
The following table summarizes the Company’s non-performing assets as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Non-accrual loans	$4,315	$3,744
90 days past due and still accruing	22,433
Total non-performing loans	26,748	3,744

Other real estate owned	—

Total non-performing assets	$26,748	$3,744

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
Gross charged-off loans were $30.0 thousand and $17.0 thousand for the three months ended March 31, 2024, and March 31, 2023, respectively. Gross recoveries totaled $5.0 thousand and $34.0 thousand for the three months ended March 31, 2024, and March 31, 2023, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.16% and 1.32% as of March 31, 2024, and March 31, 2023, respectively.
The Company recorded a provision recapture of $670 thousand and a provision of $0.5 million for the three months ended March 31, 2024, and March 31, 2023, respectively. The provision recapture for March 31, 2024 was primarily the result of loan payoffs and certain loan upgrades offset by new loan originations during the quarter.

The following table summarizes the changes in the Company’s credit loss experience by portfolio as of the three and three months ended March 31, 2024, and March 31, 2023 (dollars in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Loans outstanding at end of period	$2,118,155	$1,951,738
Balance of allowance at beginning of period	(25,301)	(21,039)
Impact of the adoption of CECL	—	(4,125)
Loans charged-off:
Commercial real estate	—	—
Owner-occupied commercial real estate	—	—
Acquisition, construction & development	—	—
Commercial & industrial	—	—
Residential	—	—
Consumer non-real estate and other	30	17
Total loans charged-off	30	17
Recoveries of loans charged-off:
Commercial real estate	(3)	(28)
Owner-occupied commercial real estate	—	—
Acquisition, construction & development	—	—
Commercial & industrial	—	—
Residential	(1)	(3)
Consumer non-real estate and other	(1)	(3)
Total recoveries of loans charged-off	(5)	(34)
Net loan charge-offs (recoveries)	25	(17)
Provision for (recapture of) credit losses for the period	(670)	523
Ending allowance	$(24,606)	$(25,704)

Average loans outstanding during the period	$2,085,826	$1,919,678
Allowance coverage ratio (1)	1.16%	1.32%
Net charge-offs to average outstanding loans during the period (2)	0.00	0.00
Allowance for credit losses as a percentage of non-performing loans (3)	91.99	791.87
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

The following table summarizes the ACL by portfolio with a comparison of the percentage composition in relation to total ACL and total loans as of March 31, 2024, and December 31, 2023 (dollars in thousands).

	March 31, 2024
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated ACL	Percent of Loans in Each Category to Total Loans
Commercial real estate	$18,977	77.12%	61.61%
Owner-occupied commercial real estate	782	3.18	6.19
Acquisition, construction & development	674	2.74	3.40
Commercial & industrial	824	3.35	3.91
Residential	3,272	13.30	24.78
Consumer non-real estate and other	77	0.31	0.11
Total	$24,606	100.00%	100.00%

	December 31, 2023
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated ACL	Percent of Loans in Each Category to Total Loans
Commercial real estate	$20,633	81.56%	62.71%
Owner-occupied commercial real estate	783	3.09	6.29
Acquisition, construction & development	368	1.45	2.35
Commercial & industrial	645	2.55	3.25
Residential	2,797	11.05	25.29
Consumer non-real estate and other	75	0.30	0.11
Total	$25,301	100.00%	100.00%
Derivative Financial Instruments
The Company utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The Company recognizes derivative financial instruments at fair value as either other assets or other liabilities on the Consolidated Balance Sheets. The Company’s use of derivative financial instruments is described more fully in Note 9 — Derivatives in Notes to Consolidated Financial Statements.
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

As of March 31, 2024, the Company has available unused borrowing capacity of $704.2 million through its available lines of credit with the FHLB of Atlanta and unsecured federal fund lines of credit from correspondent banking relationships. Advances on credit lines are secured by both securities and loans.
The following table shows certain information regarding borrowings as of the three months ended March 31, 2024, and December 31, 2023, respectively (dollars in thousands):

	March 31, 2024	December 31, 2023
Balance at end of period	$360,000	$272,000
Weighted average interest rate at end of period	5.38%	4.75%
Deposits
Total deposits decreased by $11.8 million from December 31, 2023, to March 31, 2024, due to a decrease in both non-interest-bearing and interest-bearing deposits of $7.6 million and $4.2 million, respectively. However, excluding brokered deposits, the Company’s deposit balance increased by $6.4 million. This increase is due to the Company continuing to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
All of the Company’s brokered deposits are in the form of certificates of deposits that are insured by the FDIC. The Company issued brokered CDs in tranches, with varying initial maturities from 18 months to 60 months and varying call options between 6 months and 12 months. The Company has the ability to call all current issuances.
The following table sets forth the balance of each category of deposits as of the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Demand, non-interest-bearing	$822,767	$830,320
Demand, interest-bearing	492,468	509,646
Money market and savings	920,009	925,853
Brokered deposits	370,847	389,011
Time deposits, other	384,022	347,051
Total interest-bearing	2,167,346	2,171,561
Total deposits	$2,990,113	$3,001,881
The following table sets forth the average balances of deposits and the average interest rates paid as of March 31, 2024 (dollars in thousands):

	March 31, 2024
	Average Balance	Average Rate Paid
Demand, non-interest-bearing	$812,199	—
Demand, interest-bearing	489,779	0.63%
Money market and savings	922,732	1.97%
Brokered deposits	378,407	4.65%
Time deposits, other	367,538	3.57%
Total interest-bearing	2,158,456	2.41%
Total deposits	$2,970,655	1.75%
The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 in the amounts of $700.8 million and $677.3 million at March 31, 2024, and December 31, 2023, respectively.

The following table sets forth maturity ranges of time deposits as of March 31, 2024, that meet or exceed the FDIC insurance limit (in thousands).

March 31, 2024
Due within 3 months or less	$41,379
Due after 3 months and within 6 months	31,798
Due after 6 months and within 12 months	31,741
Due after 12 months	3,127
Total uninsured, time deposits	$108,045
Shareholders’ Equity
Total shareholders’ equity at March 31, 2024, was $319.3 million, compared to $314.8 million at December 31, 2023. Shareholders’ equity increased by $4.6 million in part due to a decrease in accumulated other comprehensive income (loss) of $2.5 million from December 31, 2023, to March 31, 2024, primarily as a result of an increase in unrealized gains on cash flow hedges see Note 12 — Accumulated Other Comprehensive Income (Loss) in Notes to Consolidated Financial Statements for more detail.

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

There are an infinite number of potential interest rate scenarios, each of which can be accompanied by differing economic/political/regulatory climates; can generate multiple differing behavior patterns by markets, borrowers, depositors, etc.; and can last for varying degrees of time. Therefore, by definition, interest rate risk sensitivity cannot be predicted with certainty. Accordingly, the Company’s interest rate risk measurement philosophy focuses on maintaining an appropriate balance between theoretical and practical scenarios; especially given the primary objective of the Company’s overall asset/liability management process, which is to facilitate meaningful strategy development and implementation.
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

	As of March 31, 2024	As of December 31, 2023
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
300	3.2%	0.8%
200	2.5	0.9
100	2.0	1.2
(100)	(1.3)	(1.0)
(200)	(1.5)	(0.8)
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at March 31, 2024, and December 31, 2023.

	As of March 31, 2024	As of December 31, 2023
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
300	(17.9)%	(16.7)%
200	(12.9)	(12.1)
100	(6.1)	(5.8)
(100)	3.2	2.3
(200)	3.7	1.7

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our Form 10-K for the year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
(c) Insider Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
3.2*
Articles of Amendment to the Articles of Incorporation of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 3.2 to the Form 10/A Registration Statement, filed April 3, 2023)

3.3*
Articles of Amendment to the Articles of Incorporation of Burke & Herbert Financial Services Corp., effective as of 12:01 a.m. Eastern Time on May 3, 2024 (incorporated by reference to Exhibit 3.3 to the Form 8-K, filed May 3, 2024)

3.4#	Bylaws of Burke & Herbert Financial Services Corp.
4.1*
Summit Financial Group, Inc., Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement dated as of September 22, 2020, by and between Summit Financial Group, Inc. and each of the Purchasers) (incorporated by reference to Exhibit 10.1 to Summit Financial Group, Inc.’s Form 8-K filed on September 23, 2020 (File No. 000-16587))

4.2*
Summit Financial Group, Inc., Forms of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee) (incorporated by reference to Exhibit 4.1 to Summit Financial Group, Inc.’s Form 8-K filed on November 17, 2021 (File No. 000-16587))

10.1*†	Employment Agreement, dated as of August 24, 2023, by and between Burke & Herbert Bank & Trust Company and H. Charles Maddy, III
10.2*†	Burke & Herbert Bank 2024-2025 Merger Incentive Plan
10.3*†	Burke & Herbert Bank 2024-2025 Merger Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________
*Previously filed
†     Management Contract or compensatory plan or arrangement
#    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2024

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chief Executive Officer

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President, Chief Financial Officer