Form 10-Q
period 2024-06-30
Burke & Herbert Financial Services Corp.
filed 2024-08-13
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2024, there were 14,944,967 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information
Item 1.     Financial Statements
Burke & Herbert Financial Services Corp. Consolidated Financial Statements:

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Cash and due from banks	$35,072	$8,896
Interest-earning deposits with banks	176,848	35,602
Cash and cash equivalents	211,920	44,498
Securities available-for-sale, at fair value	1,414,870	1,248,439
Restricted stock, at cost	15,169	5,964
Loans held-for-sale, at fair value	3,268	1,497
Loans	5,616,724	2,087,756
Allowance for credit losses	(68,017)	(25,301)
Net loans	5,548,707	2,062,455
Premises and equipment, net	135,581	61,128
Other real estate owned	3,334	—
Accrued interest receivable	33,371	15,895
Intangible assets	65,895	—
Goodwill	32,783	—
Company-owned life insurance	182,112	94,159
Other assets	163,183	83,544
Total Assets	$7,810,193	$3,617,579

Liabilities and Shareholders’ Equity
Liabilities
Non-interest-bearing deposits	$1,397,030	$830,320
Interest-bearing deposits	5,242,541	2,171,561
Total deposits	6,639,571	3,001,881
Short-term borrowings	285,161	272,000
Subordinated debentures, net	92,178	—
Subordinated debentures owed to unconsolidated subsidiary trusts	16,886	—
Accrued interest and other liabilities	83,271	28,948
Total Liabilities	7,117,067	3,302,829

Commitments and contingent liabilities (see Note 10)

Shareholders’ Equity
Preferred stock and related surplus, $1.00 par value per share; 2,000,000 shares authorized; 1,500 shares issued and outstanding at June 30, 2024; no shares issued and outstanding at December 31, 2023	10,413	—
Common Stock	7,752	4,000
$0.50 par value; 20,000,000 shares authorized, 15,503,459 shares issued and 14,932,169 shares outstanding at June 30, 2024; 8,000,000 shares issued and 7,428,710 shares outstanding at December 31, 2023

Common stock, additional paid-in capital	399,553	14,495
Retained earnings	403,422	427,333
Accumulated other comprehensive income (loss)	(100,430)	(103,494)
Treasury stock	(27,584)	(27,584)
571,290 shares, at cost, at June 30, 2024, and 571,290 shares, at cost, at December 31, 2023
Total Shareholders’ Equity	693,126	314,750
Total Liabilities and Shareholders’ Equity	$7,810,193	$3,617,579

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income
Taxable loans, including fees	$81,673	$25,300	$109,718	$48,060
Tax-exempt loans, including fees	33	—	33	—
Taxable securities	10,930	9,419	19,873	19,221
Tax-exempt securities	2,556	1,409	3,917	2,867
Other interest income	905	988	1,301	1,296
Total interest income	96,097	37,116	134,842	71,444
Interest expense
Deposits	30,373	10,030	43,304	15,431
Short-term borrowings	4,071	3,279	7,726	7,417
Subordinated debt	1,860	—	1,860	—
Other interest expense	28	15	56	30
Total interest expense	36,332	13,324	52,946	22,878
Net interest income	59,765	23,792	81,896	48,566

Credit loss expense - loans and available-for-sale securities	20,100	310	19,430	833
Credit loss expense - off-balance sheet credit exposures	3,810	(96)	3,810	(104)
Total provision for credit losses	23,910	214	23,240	729
Net interest income after credit loss expense	35,855	23,578	58,656	47,837

Non-interest income
Fiduciary and wealth management	2,211	1,305	3,630	2,642
Service charges and fees	4,088	1,741	5,694	3,376
Net gains (losses) on securities	613	(111)	613	(111)
Income from company-owned life insurance	922	571	1,469	1,131
Other non-interest income	1,671	1,119	2,353	1,801
Total non-interest income	9,505	4,625	13,759	8,839

Non-interest expense
Salaries and wages	20,895	9,922	30,413	19,416
Pensions and other employee benefits	5,303	2,406	7,668	4,874
Occupancy	2,997	1,545	4,535	3,002
Equipment rentals, depreciation and maintenance	12,663	1,457	13,944	2,796
Other operating	22,574	6,018	29,037	11,625
Total non-interest expense	64,432	21,348	85,597	41,713

Income (loss) before income taxes	(19,072)	6,855	(13,182)	14,963
Income tax expense (benefit)	(2,153)	821	(1,475)	1,405

Net income (loss)	(16,919)	6,034	(11,707)	13,558
Preferred stock dividends	225	—	225	—
Net income (loss) applicable to common shares	$(17,144)	$6,034	$(11,932)	$13,558

Earnings (loss) per common share:
Basic	$(1.41)	$0.81	$(1.22)	$1.82
Diluted	(1.41)	0.80	(1.22)	1.80
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(16,919)	$6,034	$(11,707)	$13,558
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gain (loss) arising during period, net of tax of ($221) and $1,397 for the three months ended June 30, 2024, and June 30, 2023, respectively, net of tax of ($104) and ($3,180) for the six months ended June 30, 2024, and June 30, 2023, respectively	833	(5,254)	392	11,964
Reclassification adjustment for loss (gain) on securities, net of tax of $129 and ($23) for the three months ended June 30, 2024, and June 30, 2023, respectively, net of tax of $129 and ($23) for the six months ended June 30, 2024, and June 30, 2023, respectively	(484)	88	(484)	88
Reclassification adjustment for loss (gain) on fair value hedge, net of tax of $9 and ($728) for the three months ended June 30, 2024, and June 30, 2023, respectively, net of tax of $17 and ($232) for the six months ended June 30, 2024, and June 30, 2023, respectively	(32)	2,739	(64)	873
Unrealized gain (loss) on cash flow hedge:
Unrealized holding gain (loss) on cash flow hedge, net of tax of ($238) and $73 for the three months ended June 30, 2024, and June 30, 2023, respectively, net of tax of ($945) and $61 for the six months ended June 30, 2024, and June 30, 2023, respectively	894	(275)	3,554	(228)
Reclassification adjustment for losses (gains) included in net income, net of tax $183 and ($89) for the three months ended June 30, 2024, and June 30, 2023, respectively, net of tax of $89 and ($165) for the six months ended June 30, 2024, and June 30, 2023, respectively	(687)	334	(334)	621
Total other comprehensive income (loss)	524	(2,368)	3,064	13,318
Comprehensive income (loss)	$(16,395)	$3,666	$(8,643)	$26,876

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended June 30, 2024, and 2023
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance March 31, 2024	$—	7,440,025	$4,006	$15,308	$428,532	$(100,954)	$(27,584)	$319,308
Acquisition of Summit Financial Group, Inc.	10,413	7,405,772	3,703	383,329	—	—	—	397,445
Net income (loss)	—	—	—	—	(16,919)	—	—	(16,919)
Other comprehensive income (loss)	—	—	—	—	—	524	—	524
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(7,869)	—	—	(7,869)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	86,372	43	916	(97)	—	—	862
Balance June 30, 2024	$10,413	14,932,169	$7,752	$399,553	$403,422	$(100,430)	$(27,584)	$693,126

Balance March 31, 2023	$—	7,427,840	$4,000	$12,686	$424,532	$(123,809)	$(27,626)	$289,783
Net income	—	—	—	—	6,034	—	—	6,034
Other comprehensive income (loss)	—	—	—	—	—	(2,368)	—	(2,368)
(Purchase) sale of treasury stock, net	—	870	—	—	—	—	42	42
Common stock cash dividends, declared	—	—	—	—	(3,936)	—	—	(3,936)
Share-based compensation expense, net	—	—	—	522	(5)	—	—	517
Balance June 30, 2023	$—	7,428,710	$4,000	$13,208	$426,625	$(126,177)	$(27,584)	$290,072
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2024, and 2023
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance December 31, 2023	$—	7,428,710	$4,000	$14,495	$427,333	$(103,494)	$(27,584)	$314,750
Acquisition of Summit Financial Group, Inc.	10,413	7,405,772	3,703	383,329	—	—	—	397,445
Net income (loss)	—	—	—	—	(11,707)	—	—	(11,707)
Other comprehensive income (loss)	—	—	—	—	—	3,064	—	3,064
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(11,808)	—	—	(11,808)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	97,687	49	1,729	(171)	—	—	1,607
Balance June 30, 2024	$10,413	14,932,169	$7,752	$399,553	$403,422	$(100,430)	$(27,584)	$693,126

Balance December 31, 2022	$—	7,425,760	$4,000	$12,282	$424,391	$(139,495)	$(27,725)	$273,453
Cumulative effect adjustment due to the adoption of CECL, net of tax	—	—	—	—	(3,439)	—	—	(3,439)
Net income	—	—	—	—	13,558	—	—	13,558
Other comprehensive income (loss)	—	—	—	—	—	13,318	—	13,318
(Purchase) sale of treasury stock, net	—	2,950	—	—	—	—	141	141
Common stock cash dividends, declared	—	—	—	—	(7,872)	—	—	(7,872)
Share-based compensation expense, net	—	—	—	926	(13)	—	—	913
Balance June 30, 2023	$—	7,428,710	$4,000	$13,208	$426,625	$(126,177)	$(27,584)	$290,072
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net Income (loss)	$(11,707)	$13,558
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	2,315	1,354
Amortization of other intangible assets	2,865	—
Accretion on assumed liabilities	2,526	—
Accretion income related to acquired loans	13,302	—
Amortization of housing tax credits	2,745	2,796
Realized (gain) loss on sales of available-for-sale securities	(613)	111
Realized (gain) on sales of OREO property	(26)	—
Provision for credit losses	23,240	729
Income from company-owned life insurance	(1,469)	(1,131)
Deferred tax (benefit)	(38,461)	(1,560)
Loss on disposal of fixed assets	473	—
Accretion of securities	(1,654)	(815)
Amortization of securities	4,631	4,643
Share-based compensation expense	1,496	1,188
Repayment of operating lease liabilities	(1,111)	(1,631)
(Gain) on loans held-for-sale	(199)	(28)
Proceeds from sale of loans held-for-sale	14,105	2,845
Change in fair value of loans held-for-sale	28	6
Originations of loans held-for-sale	(15,705)	(3,307)
(Increase) decrease in accrued interest receivable	(1,501)	700
(Increase) decrease in other assets	(39,733)	2,750
Increase in accrued interest payable and other liabilities	32,178	656
Net cash flows provided by (used in) operating activities	$(12,275)	$22,864

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	128,020	52,500
Proceeds from sale of securities available-for-sale, net	365,990	77,780
Purchases of securities available-for-sale, net	(480,920)	—
Cash (paid) from merger, net	(750)	—
Sales of restricted stock	24,201	27,447
Purchases of restricted stock	(33,406)	(14,918)
Purchases of property and equipment, net of disposals	(2,523)	(4,367)
(Purchase of) proceeds from company-owned life insurance	1,433	(6)
(Increase) decrease in loans made to customers, net	137,008	(113,748)
Net cash flows provided by investing activities	$139,053	$24,688

Cash Flows from Financing Activities
Net (decrease) in non-interest-bearing accounts	(14,966)	(84,296)
Net increase (decrease) in interest-bearing accounts	(56,300)	169,159
Net increase (decrease) in other short-term borrowings	122,064	(94,100)
Repayment of finance lease liabilities	(107)	(80)
Cash dividends paid	(12,033)	(7,872)
Proceeds from employee stock purchase program	208	—
Issuance of common stock	1,778	—

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

Sale of treasury stock	—	141
Net cash flows provided by (used in) financing activities	$40,644	$(17,048)
Increase in cash and cash equivalents	167,422	30,504
Cash and cash equivalents
Beginning of period	44,498	50,295
End of period	$211,920	$80,799

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$41,716	$14,302
Interest paid on short-term borrowings	14,004	8,379
Interest paid on subordinated debt and trust preferred securities	1,860	—
Interest paid on finance leases	56	30
Income taxes	775	275
Change in unrealized gains on available-for-sale securities	—	15,255
Lease liability arising from obtaining right-of-use assets	10,362	—
Common stock issued for merger, net	387,032	—
Preferred stock issued for merger, net	10,413	—
See Notes to Consolidated Financial Statements.

Note 1— Nature of Business Activities and Significant Accounting Policies
Nature of operations
Burke & Herbert Financial Services Corp. (“Burke & Herbert”) was organized as a Virginia corporation on September 14, 2022, to serve as the holding company for Burke & Herbert Bank & Trust Company (“the Bank” and, together with Burke & Herbert, the “Company”). Burke & Herbert commenced operations as a bank holding company on October 1, 2022, following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of Burke & Herbert. In September 2023, Burke & Herbert elected to be a financial holding company. As a financial holding company, Burke & Herbert is subject to regulation and supervision by the Federal Reserve. Burke & Herbert has no material operations and owns 100% of the Bank. The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank is supervised and regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia BFI”).
Merger with Summit Financial Group, Inc.

Effective on May 3, 2024 (the “Closing Date”), Burke & Herbert completed its previously announced merger with Summit Financial Group, Inc., a West Virginia corporation (“Summit”), pursuant to the Agreement and Plan of Reorganization and accompanying Plan of Merger dated August 24, 2023, between Burke & Herbert and Summit (the “Merger Agreement”). Below is a description of the nature of the event as of the merger Closing Date.

Pursuant to the Merger Agreement, on the Closing Date, (i) Summit merged with and into Burke & Herbert, with Burke & Herbert continuing as the surviving corporation (the “Merger”), and (ii) immediately following the Merger, Summit Community Bank, Inc., a West Virginia chartered bank and a wholly-owned subsidiary of Summit (“SCB”), merged with and into the Bank, with the Bank as the surviving bank.

In the Merger, holders of Summit common stock outstanding at the effective time of the Merger received 0.5043 shares of Burke & Herbert common stock for each share of Summit common stock they owned, subject to the payment of cash in lieu of fractional shares. The total aggregate consideration payable in the Merger was approximately 7,405,772 shares of Burke & Herbert Common Stock. Additionally, each share of Summit’s 6.0% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series 2021 (the “Summit Series 2021 Preferred Stock”) issued and outstanding was converted into the right to receive a share of a newly created series of preferred stock, the Burke & Herbert Series 2021 Preferred Stock (the “Burke & Herbert Series 2021 Preferred Stock”). Summit’s results of operations are included from the Closing Date.

The Bank’s primary market area includes northern Virginia and West Virginia, and it has over 75 branches and other commercial loan offices across Delaware, Kentucky, Maryland, Virginia, and West Virginia. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.

Basis of Presentation
The accompanying consolidated financial statements include Burke & Herbert Financial Services Corp. and its wholly owned subsidiary Burke & Herbert Bank & Trust Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with applicable quarterly reporting regulations of the U.S. Securities and Exchange Commission (“SEC”). The accounting and reporting policies of the Company conform to GAAP and reflect practices of the banking industry. They do not include all of the information and notes required by GAAP for complete financial statements. As such, these unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ending December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2024 and as amended on April 12, 2024.
The consolidated financial statements include the accounts of the Company and the Bank (as its wholly-owned subsidiary). All significant intercompany accounts and transactions between the Company and the Bank have been eliminated. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for any other interim period or for the full year. All December 31, 2023 amounts and disclosures included in this quarterly report were derived from the Company’s audited consolidated financial statements. Certain items in the prior period have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or on shareholders’ equity.
Purchased Credit Deteriorated (PCD) Loans
The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are loans on nonaccrual status, are greater than 60 days past due at any time since loan origination or have a risk rating of special mention, substandard, doubtful, or loss. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.
Goodwill and Other Intangible Assets
Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that an impairment test should be performed. The Company has selected September 30 as the date to perform the annual impairment test. Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values. Amortized intangibles must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. An impairment loss related to intangible assets with finite useful lives is recognized if the carrying amount of the intangible asset is not recoverable and its carrying amount exceeds its fair value. After the impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Goodwill is the only intangible asset with an indefinite life on our balance sheet.
Other intangible assets consists of core deposit intangible assets arising from whole bank and branch acquisitions and is amortized using an accelerated method over their estimated useful lives of seven years.
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
Pending adoption of new accounting standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.
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
Note 2— Securities
The carrying amount of available-for-sale (“AFS”) securities and their approximate fair values at June 30, 2024, and December 31, 2023, are summarized as follows (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$166,380	$—	$18,950	$147,430
Obligations of states and municipalities	714,449	1,237	77,932	637,754
Residential mortgage backed - agency	58,104	230	4,166	54,168
Residential mortgage backed - non-agency	282,667	19	15,373	267,313
Commercial mortgage backed - agency	35,968	28	954	35,042
Commercial mortgage backed - non-agency	165,675	—	6,312	159,363
Asset-backed	77,568	179	795	76,952
Other	38,300	81	1,533	36,848
Total	$1,539,111	$1,774	$126,015	$1,414,870

Note 2— Securities (continued)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,026	$—	$17,955	$179,071
Obligations of states and municipalities	535,229	21	72,047	463,203
Residential mortgage backed - agency	47,074	—	4,836	42,238
Residential mortgage backed - non-agency	284,826	17	18,812	266,031
Commercial mortgage backed - agency	36,151	28	1,294	34,885
Commercial mortgage backed - non-agency	183,454	—	6,393	177,061
Asset-backed	79,315	23	1,402	77,936
Other	9,500	—	1,486	8,014
Total	$1,372,575	$89	$124,225	$1,248,439
At June 30, 2024, and December 31, 2023, AFS securities with amortized costs of $1.1 billion and $826.5 million, respectively, and with estimated fair values of $953.0 million and $742.5 million, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.
The proceeds from sales, calls, and maturities of debt securities available-for-sale, including principal payments received, and the related gross gains and losses realized, for the six months ended June 30, 2024, and June 30, 2023, were as follows (in thousands):

	Proceeds from			Gross realized
Six months ended, June 30	Sales	Calls and maturities	Principal Payments	Gains	Losses
2024	$365,990	$32,801	$95,219	$2,637	$2,024
2023	77,780	1,400	52,123	773	884

The tax benefit (provision) related to these net realized gains and losses for June 30, 2024, and June 30, 2023, was ($128.7) thousand, and $23.3 thousand, respectively.
The maturities of AFS securities at June 30, 2024, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

	June 30, 2024
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$141,054	$25,326	$—	$166,380
Obligations of states and municipalities	—	87,560	399,572	227,317	714,449
Residential mortgage backed - agency	—	20,097	28,424	9,583	58,104
Residential mortgage backed - non-agency	68,491	67,340	141,397	5,439	282,667
Commercial mortgage backed - agency	45	26,548	9,375	—	35,968
Commercial mortgage backed - non-agency	67,421	93,124	5,130	—	165,675
Asset-backed	3,437	35,543	38,588	—	77,568
Other	—	2,730	21,197	14,373	38,300
Total	$139,394	$473,996	$669,009	$256,712	$1,539,111

Note 2— Securities (continued)

	June 30, 2024
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$125,507	$21,923	$—	$147,430
Obligations of states and municipalities	—	84,498	360,928	192,328	637,754
Residential mortgage backed - agency	—	19,678	24,704	9,786	54,168
Residential mortgage backed - non-agency	67,727	64,248	130,248	5,090	267,313
Commercial mortgage backed - agency	45	25,880	9,117	—	35,042
Commercial mortgage backed - non-agency	66,023	89,186	4,154	—	159,363
Asset-backed	3,422	35,392	38,138	—	76,952
Other	—	2,779	19,707	14,362	36,848
Total	$137,217	$447,168	$608,919	$221,566	$1,414,870
At June 30, 2024, and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024, and December 31, 2023.
AFS securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	June 30, 2024
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$147,430	$18,950	$18,950
Obligations of states and municipalities	68,811	887	451,029	77,045	77,932
Residential mortgage backed - agency	381	—	42,669	4,166	4,166
Residential mortgage backed - non-agency	63,948	1,093	200,697	14,280	15,373
Commercial mortgage backed - agency	1,529	35	32,750	919	954
Commercial mortgage backed - non-agency	36,236	310	123,128	6,002	6,312
Asset-backed	16,381	55	36,658	740	795
Other	22,474	103	8,070	1,430	1,533
Total	$209,760	$2,483	$1,042,431	$123,532	$126,015

Note 2— Securities (continued)

	December 31, 2023
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$179,071	$17,955	$17,955
Obligations of states and municipalities	501	14	458,113	72,033	72,047
Residential mortgage backed - agency	36	—	42,203	4,836	4,836
Residential mortgage backed - non-agency	632	2	263,184	18,810	18,812
Commercial mortgage backed - agency	—	—	34,080	1,294	1,294
Commercial mortgage backed - non-agency	23,437	254	153,625	6,139	6,393
Asset-backed	3,721	9	56,106	1,393	1,402
Other	—	—	8,014	1,486	1,486
Total	$28,327	$279	$1,194,396	$123,946	$124,225
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
This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the current expected credit loss (“CECL”) standard, and declines due to non-credit factors are recorded in accumulated other comprehensive income (“AOCI”), net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in accumulated other comprehensive income, net of taxes, in the consolidated statements of financial condition. Prior to implementation of the CECL standard, unrealized losses caused by a credit event would require the direct write-down of the AFS security through the other-than-temporary impairment approach.
The Company did not record an ACL on the AFS securities as of June 30, 2024 or December 31, 2023. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 445 securities in an unrealized loss position as of June 30, 2024. The Company has evaluated AFS securities in an unrealized loss position for credit-related impairment at June 30, 2024, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at June 30, 2024.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At June 30, 2024, the unrealized losses associated with 11 U.S. Treasuries and Government Agency securities, 16 Residential Mortgage Backed – Agency securities, and 15 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided

Note 2— Securities (continued)
by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2024.
Securities of U.S. States and Municipalities
At June 30, 2024, the unrealized losses associated with 257 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These securities are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2024.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At June 30, 2024, the unrealized losses associated with 84 Residential Mortgage Backed – Non-Agency securities and 31 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2024.
Asset-Backed Securities
At June 30, 2024, the unrealized losses associated with 19 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2024.
Other Securities
At June 30, 2024, the unrealized losses associated with 12 securities were primarily driven by interest rates and not the credit quality of the securities. These investments were underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2024.
Restricted stock, at cost
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $15.1 million and $5.9 million at June 30, 2024, and December 31, 2023, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be impaired at June 30, 2024, and no impairment has been recognized. FHLB stock is included in a separate line item Restricted stock, at cost on the Consolidated Balance Sheets and is not part of the Company’s AFS securities portfolio. The Company’s Restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $50 thousand at both June 30, 2024, and December 31, 2023, which is carried at cost and is not impaired at June 30, 2024.
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
•Consumer non-real estate and other loans, which includes overdrafts, carry risk associated with the credit-worthiness of the borrower and the value of the collateral, if any.
Loan balances as of June 30, 2024, and December 31, 2023, by portfolio segment were as follows (in thousands):

	June 30, 2024	December 31, 2023
Commercial real estate	$2,543,668	$1,309,084
Owner-occupied commercial real estate	626,375	131,381
Acquisition, construction & development	479,937	49,091
Commercial & industrial	499,892	67,847
Single family residential (1-4 units)	1,219,984	527,980
Consumer non-real estate and other	246,868	2,373
Loans, gross	5,616,724	2,087,756
Allowance for credit losses	(68,017)	(25,301)
Loans, net	$5,548,707	$2,062,455
Net deferred loan fees included in the above loan categories totaled $3.2 million and $3.5 million at June 30, 2024, and December 31, 2023, respectively. The Company holds $1.0 million and $3.0 million in Paycheck Protection Program loans, net of deferred fees and costs, as of June 30, 2024, and December 31, 2023, respectively.
Note 4— Allowance for Credit Losses
On January 1, 2023, the Company adopted the CECL methodology as required under Accounting Standards Codification (“ASC”) 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. All information presented as of June 30, 2024, is in accordance with ASC 326.
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

Note 4— Allowance for Credit Losses (continued)
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
Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the information that is used to calculate a reasonable and supportable forecast and a reversion period forecast on collectively evaluated loans. Management may consider an additional or reduced reserve as warranted through qualitative risk factors based on the current and expected conditions as measured in supplemental information relative to the macroeconomic variable loss drivers used to calculate a reasonable and supportable forecast and a reversion period forecast. These qualitative risk factors considered by management are largely comparable to legacy factors prior to the adoption of CECL.
The following tables present the activity in the ACL for the three months and six months ended June 30, 2024, and for the three months and six months ended June 30, 2023, including the impact of the adoption of CECL for the six months ended June 30, 2023, and the impact of the allowance established for PCD loans for the three months and six months ended June 30, 2024, (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
Three months ended
June 30, 2024
Balance, beginning of period	$18,977	$782	$674	$824	$3,272	$77	$—	$24,606
Allowance established for acquired PCD loans	7,503	1,931	5,968	5,684	2,608	216	—	23,910
Provision for (recapture of) credit losses	1,030	2,327	11,997	(1,594)	5,805	535	—	20,100
Charge-offs	(210)	—	—	(146)	(37)	(218)	—	(611)
Recoveries	4	—	—	—	—	8	—	12
Balance, end of period	$27,304	$5,040	$18,639	$4,768	$11,648	$618	$—	$68,017

June 30, 2023
Balance, beginning of period	$18,409	$556	$1,852	$700	$4,030	$157	$—	$25,704
Provision for (recapture of) credit losses	227	163	(533)	(59)	487	25	—	310
Charge-offs	—	—	—	(29)	—	(75)	—	(104)
Recoveries	3	—	—	—	3	3	—	9
Balance, end of period	$18,639	$719	$1,319	$612	$4,520	$110	$—	$25,919

Note 4— Allowance for Credit Losses (continued)

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
Six months ended
June 30, 2024
Balance, beginning of period	$20,633	$783	$368	$645	$2,797	$75	$—	$25,301
Allowance established for acquired PCD loans	7,503	1,931	5,968	5,684	2,608	216	—	23,910
Provision for (recapture of) credit losses	(629)	2,326	12,303	(1,415)	6,279	566	—	19,430
Charge-offs	(210)	—	—	(146)	(37)	(248)	—	(641)
Recoveries	7	—	—	—	1	9	—	17
Balance, end of period	$27,304	$5,040	$18,639	$4,768	$11,648	$618	$—	$68,017

June 30, 2023
Balance, beginning of period	$15,477	$635	$2,082	$438	$2,379	$28	$—	$21,039
Impact of adoption CECL	2,686	(6)	(640)	237	1,661	187	—	4,125
Provision for (recapture of) credit losses	445	90	(123)	(34)	474	(19)	—	833
Charge-offs	—	—	—	(29)	—	(92)	—	(121)
Recoveries	31	—	—	—	6	6	—	43
Balance, end of period	$18,639	$719	$1,319	$612	$4,520	$110	$—	$25,919
The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. The following table presents the aging of the recorded investment in past due loans as of June 30, 2024, and December 31, 2023, by portfolio segment (in thousands):

	June 30, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$4,771	$4,059	$20	$8,850	$2,534,818	$2,543,668	$—	$20,573
Owner-occupied commercial real estate	242	457	2,184	2,883	623,492	626,375	—	3,035
Acquisition, construction & development	2,187	—	225	2,412	477,525	479,937	—	632
Commercial & industrial	351	68	1,273	1,692	498,200	499,892	—	1,833
Single family residential (1-4 units)	5,268	2,629	2,106	10,003	1,209,981	1,219,984	115	6,405
Consumer non-real estate and other	864	297	115	1,276	245,592	246,868	1	248
Total	$13,683	$7,510	$5,923	$27,116	$5,589,608	$5,616,724	$116	$32,726

	December 31, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$10,496	$—	$—	$10,496	$1,298,588	$1,309,084	$—	$—
Owner-occupied commercial real estate	—	—	790	790	130,591	131,381	—	1,000
Acquisition, construction & development	—	—	—	—	49,091	49,091	—	—
Commercial & industrial	195	364	—	559	67,288	67,847	—	—
Single family residential (1-4 units)	1,657	289	1,532	3,478	524,502	527,980	—	2,744
Consumer non-real estate and other	3	—	—	3	2,370	2,373	—	—
Total	$12,351	$653	$2,322	$15,326	$2,072,430	$2,087,756	$—	$3,744
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

Note 4— Allowance for Credit Losses (continued)
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024
	Term Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate
Pass	$70,985	$355,955	$507,302	$380,673	$164,754	$730,919	$61,043	$2,271,631
Special Mention	—	25,607	40,739	27,804	10,033	14,293	1,960	120,436
Substandard	—	2,375	30,230	35,806	9,871	73,141	178	151,601
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$70,985	$383,937	$578,271	$444,283	$184,658	$818,353	$63,181	$2,543,668

Year to date gross charge-offs	$—	$—	$—	$—	$—	$210	$—	$210

Owner-occupied commercial real estate
Pass	$33,439	$61,048	$95,694	$149,655	$39,494	$196,507	$16,667	$592,504
Special Mention	—	—	—	11,000	2,780	—	—	13,780
Substandard	—	—	5,482	1,498	6,095	6,525	170	19,770
Doubtful	—	—	—	—	—	321	—	321
Loss	—	—	—	—	—	—	—	—
Total	$33,439	$61,048	$101,176	$162,153	$48,369	$203,353	$16,837	$626,375

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Acquisition, construction & development
Pass	$10,910	$110,658	$118,310	$148,727	$14,221	$18,600	$14,794	$436,220
Special Mention	—	—	—	11,071	16,331	—	—	27,402
Substandard	—	768	6,065	2,984	3,769	2,322	—	15,908
Doubtful	—	—	—	—	—	407	—	407
Loss	—	—	—	—	—	—	—	—
Total	$10,910	$111,426	$124,375	$162,782	$34,321	$21,329	$14,794	$479,937

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Note 4— Allowance for Credit Losses (continued)

Commercial & industrial
Pass	$46,499	$57,405	$74,931	$34,978	$12,850	$14,844	$210,018	$451,525
Special Mention	—	—	11,738	—	—	—	—	11,738
Substandard	248	697	5,263	15,088	991	3,211	11,131	36,629
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$46,747	$58,102	$91,932	$50,066	$13,841	$18,055	$221,149	$499,892

Year to date gross charge-offs	$—	$—	$50	$87	$—	$9	$—	$146

Single family residential (1-4 units)
Pass	$52,828	$165,732	$235,592	$161,973	$81,116	$378,767	$137,571	$1,213,579
Special Mention	—	—	—	—	—	—	—	—
Substandard	11	194	283	330	260	5,086	241	6,405
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$52,839	$165,926	$235,875	$162,303	$81,376	$383,853	$137,812	$1,219,984

Year to date gross charge-offs	$—	$—	$—	$—	$—	$37	$—	$37

Consumer non-real estate and other
Pass	$18,765	$26,284	$16,475	$9,170	$8,602	$19,558	$128,898	$227,752
Special Mention	—	—	—	—	—	—	11,582	11,582
Substandard	949	1,095	3,538	180	74	1,639	59	7,534
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$19,714	$27,379	$20,013	$9,350	$8,676	$21,197	$140,539	$246,868

Year to date gross charge-offs	$245	$—	$—	$—	$—	$3	$—	$248

Totals	$234,634	$807,818	$1,151,642	$990,937	$371,241	$1,466,140	$594,312	$5,616,724

	December 31, 2023
	Term Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate
Pass	$195,857	$261,817	$166,253	$22,791	$75,170	$416,774	$36,761	$1,175,423
Special Mention	—	12,235	35,449	—	4,876	—	—	52,560
Substandard	—	15,420	12,847	—	2,209	50,625	—	81,101
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$195,857	$289,472	$214,549	$22,791	$82,255	$467,399	$36,761	$1,309,084

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied commercial real estate
Pass	$9,309	$31,725	$11,229	$14,103	$10,279	$43,616	$6,184	$126,445
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	532	—	—	—	4,404	—	4,936
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$9,309	$32,257	$11,229	$14,103	$10,279	$48,020	$6,184	$131,381

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Acquisition, construction & development
Pass	$8,535	$24,286	$13,698	$—	$728	$241	$1,603	$49,091

Note 4— Allowance for Credit Losses (continued)

Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$8,535	$24,286	$13,698	$—	$728	$241	$1,603	$49,091

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$29,111	$15,204	$4,344	$162	$15	$1,335	$16,854	$67,025
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	822	—	—	—	—	822
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$29,111	$15,204	$5,166	$162	$15	$1,335	$16,854	$67,847

Year to date gross charge-offs	$—	$—	$—	$29	$—	$—	$—	$29

Single family residential (1-4 units)
Pass	$78,222	$122,067	$60,202	$32,158	$40,938	$137,376	$54,273	$525,236
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	291	243	—	2,171	39	2,744
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$78,222	$122,067	$60,493	$32,401	$40,938	$139,547	$54,312	$527,980

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer non-real estate and other
Pass	$334	$150	$43	$151	$386	$325	$984	$2,373
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$334	$150	$43	$151	$386	$325	$984	$2,373

Year to date gross charge-offs	$—	$165	$—	$—	$—	$—	$—	$165

Totals	$321,368	$483,436	$305,178	$69,608	$134,601	$656,867	$116,698	$2,087,756

Note 4— Allowance for Credit Losses (continued)
The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
June 30, 2024
Commercial real estate	$8,260	$5,282	$9,294	$17,554	$5,282
Owner-occupied commercial real estate	321	244	2,472	2,793	244
Acquisition, construction & development	644	411	—	644,000	411
Commercial & industrial	756	756	2,298	3,054	756
Single family residential (1-4 units)	—	—	3,183	3,183	—
Consumer non-real estate and other	—	—	—	—	—
Total	$9,981	$6,693	$17,247	$27,228	$6,693

	December 31, 2023
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2023
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	1,000	1,000	—
Acquisition, construction & development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Single family residential (1-4 units)	—	—	2,744	2,744	—
Consumer non-real estate and other	—	—	—	—	—
Total	$—	$—	$3,744	$3,744	$—
Purchased Credit Deteriorated Loans
The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans, at acquisition, is as follows (in thousands):

Amounts
Purchase price of loans at acquisition	$380,795
Allowance for credit losses at acquisition	23,910
Non-credit discount/(premium) at acquisition	37,640

Par value of acquired loans at acquisition	$442,344
Loan Modifications
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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on

Note 4— Allowance for Credit Losses (continued)
an individual loan. For the three and six months ended June 30, 2024, and for the year ended, December 31, 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
Other Real Estate Owned
Real estate owned activity was as follows (in thousands):

	June 30, 2024	December 31, 2023
Beginning balance	$—	$—
Loans acquired/transferred to real estate owned	3,432	—
Capital expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	(97)	—

End of period balance	$3,334	$—
Note 5— Deposits
The aggregate amount of time deposits that meet or exceed the FDIC Insurance Limit of $250,000, was approximately $247.1 million and $92.3 million on June 30, 2024, and December 31, 2023, respectively. Brokered time deposits, which are fully insured, totaled $403.7 million and $389.0 million as of June 30, 2024, and December 31, 2023, respectively. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $41.0 million at June 30, 2024, compared to $24.2 million at December 31, 2023.
At June 30, 2024, the scheduled maturities of time deposits for the remaining six months ending June 30, 2024, and the following five years were as follows (in thousands):

As of June 30, 2024
Remaining six months ending, December 31, 2024	$750,178
2025	325,278
2026	109,174
2027	60,035
2028	85,608
2029	4,105
Thereafter	4,065
Total	$1,338,443
At June 30, 2024, and December 31, 2023, amounts included in time deposits for individual retirement accounts totaled $123.6 million and $28.5 million, respectively.
Overdrafts of $5.0 million and $110 thousand were reclassified to loans as of June 30, 2024, and the year ended December 31, 2023, respectively.
Note 6— Borrowed Funds
Short-term borrowings
The Company had borrowings of $285.2 million and $272.0 million at June 30, 2024, and December 31, 2023, respectively. At June 30, 2024, the interest rate on this debt ranged from 4.87% to 5.46%. At December 31, 2023, the interest rate on this debt ranged from 4.38% to 5.57%. The average balance outstanding during the six months ending June 30, 2024, and the year ending December 31, 2023, was $334.8 million and $293.9 million, respectively. The Company has a finance lease liability that is not included in these balances - see Note 7 - Leased Property for a discussion of this liability that is included in the accrued interest and other liabilities line in the Consolidated Balance Sheets.
The Company has available secured lines of credit with the Federal Reserve Bank of Richmond, such as the Borrower-In-Custody program, the FHLB of Atlanta, and unsecured federal funds lines of credit from correspondent banking

Note 6— Borrowed Funds (continued)
relationships. Through these sources, the Company has unused capacity of $2.2 billion in remaining borrowing capacity as of June 30, 2024. The advances on credit lines are secured by both securities and loans. The lendable collateral value of securities and loans pledged against available lines of credit as of June 30, 2024, and December 31, 2023, was $1.3 billion and $797.8 million, respectively. As of June 30, 2024, all of the Company’s borrowings will mature within one calendar year.
The contractual maturities of these borrowings, which all occur within one year of the reporting date, are as follows as of June 30, 2024, (in thousands):

Due in 2024	$265,161
Due in 2025	20,000
Total	$285,161
Long-term borrowings
Subordinated Debentures
As part of the Merger, Burke & Herbert assumed $75 million of subordinated debentures, that were fair valued at $61.5 million with a $13.5 million discount being amortized into interest expense over the stated maturity. As of June 30, 2024, the net balance was $62.4 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced 20% each year until maturity. The subordinated debentures were issued in the fourth quarter of 2021. This subordinated debt bears interest at a fixed rate of 3.25% per year, from acquisition date to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including, December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was fourth quarter 2021.
Through the Merger, Burke & Herbert also assumed $30 million of subordinated debentures that were fair valued at $30 million with a $0.2 million discount being amortized into interest expense over the stated maturity. As of June 30, 2024, the net balance was $30 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced by 20% each year until its maturity. The subordinated debentures were issued in the third quarter of 2020. This subordinated debt bears interest at a fixed rate of 5.00% per year from the date of assumption to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 487 basis points, payable quarterly in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was third quarter 2020.
Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
As part of the Merger, Burke & Herbert became the sponsor for SFG Capital Trust I, SFG Capital Trust II, and SFG Capital Trust III. For each of these trusts, 100% of the common equity is owned by us. SFG Capital Trust I issued $3.5 million in capital securities and $109 thousand in common securities and invested the proceeds in $3.61 million of debentures, which were assumed by Burke & Herbert in the Merger. SFG Capital Trust II issued $7.5 million in capital securities and $232 thousand in common securities and invested the proceeds in $7.73 million of debentures, which were assumed by Burke & Herbert in the Merger. SFG Capital Trust III issued $8.0 million in capital securities and $248 thousand in common securities and invested the proceeds in $8.25 million of debentures, which were assumed by Burke & Herbert in the Merger. Distributions on the capital securities issued by the trusts are payable quarterly at a variable rate equal to 3 month LIBOR plus 345 basis points for SFG Capital Trust I, 3 months of LIBOR plus 280 basis points for SFG Capital Trust II, and 3 month LIBOR plus 145 basis points for SFG Capital Trust III, and equals the interest rate earned on the debentures held by the trusts and is recorded as interest expense by us. The capital securities are subject to mandatory redemption in whole, or in part, upon repayment of the debentures. We have entered into agreements which, taken

Note 6— Borrowed Funds (continued)
collectively, fully and unconditionally guarantee the capital securities subject to the terms of the guarantee. The debentures of each Capital Trust are redeemable by us quarterly.
The capital securities issued by SFG Capital Trust I, SFG Capital Trust II, and SFG Capital Trust III qualify as Tier 1 capital under the Federal Reserve guidelines. In accordance with these Guidelines, trust preferred securities are limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital.
The remaining maturities of subordinated debentures as of June 30, 2024, are as follows (in thousands):

	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Remaining six months ending, December 31, 2024	$—	$—
2025	—	—
2026	—	—
2027	—	—
2028	—	—
Thereafter	105,000	19,589
Total	$105,000	$19,589
Note 7— Leased Property
Lessor Arrangements
The Company enters into operating leases with customers to lease vacant space in certain owned premises that is not being used by the Company. These operating leases are typically payable in monthly installments with terms ranging from around two years to around sixteen years and may contain renewal options. The components of lease income, which was included in non-interest expense on the Consolidated Statements of Income, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease income	$556	$575	$1,131	$1,150
Total lease income	$556	$575	$1,131	$1,150
The remaining maturities of operating lease receivables as of June 30, 2024, are as follows (in thousands):

Operating Leases
Remaining six months ending, December 31, 2024	$1,083
2025	2,182
2026	1,936
2027	1,836
2028	1,862
Thereafter	4,732
Total lease receivables	$13,631
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

Note 7— Leased Property (continued)
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
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Right-of-use assets:
Operating leases	Other assets	$14,532	$5,110
Finance leases	Other assets	3,455	3,590
Total right-of-use assets		$17,987	$8,700
Lease liabilities:
Operating leases	Other liabilities	$15,094	$5,327
Finance leases	Other liabilities	3,729	3,840
Total lease liabilities		$18,823	$9,167
The components of total lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease cost
Right-of-use asset amortization	$71	$51	$143	$102
Interest expense	28	15	56	30
Operating lease cost	717	839	1,287	1,667
Total lease cost	$816	$905	$1,486	$1,799
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of June 30, 2024, are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining six months ending, December 31, 2024	$3,203	$330
2024	2,577	337
2025	2,380	344
2026	2,041	350
2027	1,883	357
Thereafter	6,543	2,810
Total undiscounted lease payments	18,627	4,528
Less: discount	(3,533)	(799)
Net lease liabilities	$15,094	$3,729

Note 7— Leased Property (continued)
The following table presents additional information about the Company’s leases as of June 30, 2024, and December 31, 2023.

Supplemental lease information (dollars in thousands)	June 30, 2024	December 31, 2023
Finance lease weighted average remaining lease term (years)	12.24	12.66
Finance lease weighted average discount rate	3.06%	2.96%
Operating lease weighted average remaining lease term (years)	7.59	3.71
Operating lease weighted average discount rate	4.59%	3.33%

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023
Operating cash flows from operating leases	$1,350	$1,739
Operating cash flows from finance leases	56	30
Financing cash flows from finance leases	107	80
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	10,362	—
Note 8— Regulatory Capital Matters
Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of June 30, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2024, and December 31, 2023, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action”.

Note 8— Regulatory Capital Matters (continued)
The following table presents the actual and required capital amounts and ratios for the Company and the Bank at June 30, 2024, and December 31, 2023 (in thousands except for ratios):

	Actual		Minimum Required Capital - Basel III		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
Total Capital to risk weighted assets
Consolidated	$889,854	13.91%	$671,804	≥ 10.5%	$639,813	N/A
Burke & Herbert Bank & Trust	864,853	13.53	671,181	≥ 10.5	639,220	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	725,595	11.34	543,841	≥ 8.5	511,850	N/A
Burke & Herbert Bank & Trust	792,772	12.40	543,337	≥ 8.5	511,376	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	698,296	10.91	447,869	≥ 7.0	415,878	N/A
Burke & Herbert Bank & Trust	792,772	12.40	447,454	≥ 7.0	415,493	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	725,595	9.04	320,911	≥ 4.0	401,139	N/A
Burke & Herbert Bank & Trust	792,772	9.89	320,638	≥ 4.0	400,798	≥ 5.0

As of December 31, 2023
Total Capital to risk weighted assets
Consolidated	$443,799	17.88%	$260,694	≥ 10.5%	$248,280	N/A
Burke & Herbert Bank & Trust	442,414	17.82	260,626	≥ 10.5	248,215	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	418,244	16.85	211,038	≥ 8.5	198,624	N/A
Burke & Herbert Bank & Trust	416,859	16.79	210,983	≥ 8.5	198,572	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	418,244	16.85	173,796	≥ 7.0	161,382	N/A
Burke & Herbert Bank & Trust	416,859	16.79	173,751	≥ 7.0	161,340	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	418,244	11.31	147,965	≥ 4.0	184,957	N/A
Burke & Herbert Bank & Trust	416,859	11.27	147,986	≥ 4.0	184,982	≥ 5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2024, approximately $193.7 million of retained earnings was available for dividend declaration consistent with the Company’s capital plan.
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
Cash flow hedges of interest rate risk
The Company’s objective in using interest rate derivatives is to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, caps, and floors as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Other interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments

Note 9— Derivatives (continued)
over the life of the agreements without exchange of the underlying notional amount. During 2024, such derivatives were used to hedge the variable cash flows associated with variable-rate assets.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. During the next twelve months, the Company estimates that an additional $2.8 million will be reclassified as a reduction to interest expense.

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
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$90,725	$1,422

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$33,293	$532
Interest rate swaps related to customer loans	Other liabilities	33,293	532

	December 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$100,000	$65
Interest rate swaps related to cash flow hedges	Other liabilities	150,000	1,047

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$72,572	$998
Interest rate swaps related to customer loans	Other liabilities	72,572	998
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended June 30, 2024, and June 30, 2023, as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	June 30, 2024			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2024
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(2)	$(2)	$—	Interest Income	$(128)	$(128)	$—
Interest Rate Products	1,133	1,133	—	Interest Expense	997	997	—
Total	$1,131	$1,131	$—		$869	$869	$—

Note 9— Derivatives (continued)

Derivatives in Cash Flow Hedging Relationships	June 30, 2023			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2023
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(348)	$(348)	$—	Interest Income	$(423)	$(423)	$—
Total	$(348)	$(348)	$—		$(423)	$(423)	$—
The table below presents the effect of cash flow hedge accounting on AOCI for the six months ended June 30, 2024, and June 30, 2023, as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	June 30, 2024			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2024
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(19)	$(19)	$—	Interest Income	$(611)	$(611)	$—
Interest Rate Products	4,518	4,518	—	Interest Expense	1,034	1,034	—
Total	$4,499	$4,499	$—		$423	$423	$—

Derivatives in Cash Flow Hedging Relationships	June 30, 2023			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2023
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(289)	$(289)	$—	Interest Income	$(786)	$(786)	$—
Total	$(289)	$(289)	$—		$(786)	$(786)	$—

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2024, and June 30, 2023 (in thousands).

Note 9— Derivatives (continued)

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended
	June 30, 2024		June 30, 2023
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$(88)	$997	$(914)	$—
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	40	—	(3,468)	—
Derivatives designated as hedging instruments	—	—	2,977	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	(128)	997	(423)	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	(128)	997	(423)	—
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six months ended
	June 30, 2024		June 30, 2023
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$(531)	$1,034	$(1,116)	$—
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	80	—	(1,106)	—
Derivatives designated as hedging instruments	—	—	776	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	(611)	1,034	(786)	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	(611)	1,034	(786)	—
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—
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

Credit-risk-related Contingent Features

Note 9— Derivatives (continued)
As of June 30, 2024, the Company has no derivatives in a net liability position that would require the posting of collateral.
Note 10— Commitments and Contingencies
Credit extension commitments
The Company’s financial statements do not reflect various financial instruments which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These financial instruments include commitments to extend credit (e.g., revolving lines of credit) and commercial letters of credit.
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
A summary of the contractual amounts of the Company’s financial instruments outstanding at June 30, 2024, and December 31, 2023, is as follows (in thousands):

	June 30, 2024	December 31, 2023
Commitments to extend credit	$1,091,678	$278,923
Commercial letters of credit	68,965	10,718
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
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a provision for credit losses on unfunded commitments of $3.8 million for the three and six months ended June 30, 2024. The Company recorded a recapture of credit losses on unfunded commitments of $96.0 thousand and $104.0 thousand for the three and six months ended June 30, 2023. The ACL on off-balance-sheet credit totaled $4.1 million and $254.2 thousand as of June 30, 2024 and December 31, 2023, and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
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

Note 11— Fair Value Measurements (continued)
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
Equity Investments
Equity investments are recorded at fair value on a recurring basis, with changes in fair value reported in net income. Through the Merger, at June 30, 2024, we acquired an investment in an S&P 500 index mutual fund that is actively traded on an exchange, and we classify it as Level 1.
Through the Merger, we acquired perpetual preferred stock of a bank holding company issued in October 2022 in a private offering. The perpetual preferred stock does not trade on an exchange or in an active over-the-counter market; therefore, we estimate its fair value using the present value of its future cash flows using observed discount rates of similar publicly-traded securities, adjusted for a liquidity premium. We classify the perpetual preferred stock as Level 2.
Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. Such equity securities are included in Equity Investments on the accompanying consolidated balance sheets.
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

Note 11— Fair Value Measurements (continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2024, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$147,430	$—	$—	$147,430
Obligations of states and municipalities	—	637,754	—	637,754
Residential mortgage backed - agency	—	54,168	—	54,168
Residential mortgage backed - non-agency	—	267,313	—	267,313
Commercial mortgage backed - agency	—	35,042	—	35,042
Commercial mortgage backed - non-agency	—	159,363	—	159,363
Asset-backed	—	76,952	—	76,952
Other	—	36,848	—	36,848
Total investment securities available-for-sale	$147,430	$1,267,440	$—	$1,414,870

Loans held-for-sale, at fair value	$—	$3,268	$—	$3,268

Equity investments	$7,351	$4,671	$—	$12,022

Derivatives	$—	$1,954	$—	$1,954

Financial liabilities
Derivatives	$—	$532	$—	$532

	Fair Value Measurements at December 31, 2023, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$179,071	$—	$—	$179,071
Obligations of states and municipalities	—	463,203	—	463,203
Residential mortgage backed - agency	—	42,238	—	42,238
Residential mortgage backed - non-agency	—	266,031	—	266,031
Commercial mortgage backed - agency	—	34,885	—	34,885
Commercial mortgage backed - non-agency	—	177,061	—	177,061
Asset-backed	—	77,936	—	77,936
Other	—	8,014	—	8,014
Total investment securities available-for-sale	$179,071	$1,069,368	$—	$1,248,439

Loans held-for-sale, at fair value	$—	$1,497	$—	$1,497

Derivatives	$—	$1,063	$—	$1,063

Financial liabilities
Derivatives	$—	$2,045	$—	$2,045
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a non-recurring basis in the financial statements:
Collateral dependent loans
Loans for which the borrower is experiencing financial difficulty and repayment is dependent upon the operation or sale of collateral, are considered collateral dependent. For collateral-dependent loans, the fair value is measured based on the value

Note 11— Fair Value Measurements (continued)
of the collateral securing the loans, less estimated costs of disposal. Collateral may be in the form of real estate or business assets, including equipment, inventory, and accounts receivable. The vast majority of the collateral underlying collateral dependent loans is real estate, the fair value of which is measured through an appraisal. The appraisals of the collateral supporting collateral dependent loans may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.
Other real estate owned
Assets acquired through foreclosure or other proceedings are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The fair value of foreclosed properties is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data. Updated appraisals of foreclosed properties are generally obtained if the existing appraisal is more than 18 months old or more frequently if there is a known deterioration in value. However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal. Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data as well as general economic trends. Upon foreclosure, any fair value adjustment is charged against the allowance for credit losses on loans. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense in the consolidated statements of income.
Assets that were measured at fair value on a non-recurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at June 30, 2024, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$2,978	$2,978
Owner-occupied commercial real estate	—	—	77	77
Acquisition, construction & development	—	—	233	233
Commercial & industrial	—	—	—	—
Single family residential	—	—	—	—
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	3,334	3,334

Fair Value Measurements at December 31, 2023, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Single family residential	—	—	—	—
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	—	—

Note 11— Fair Value Measurements (continued)
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at June 30, 2024, and December 31, 2023 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range
June 30, 2024
Collateral dependent loans	$3,288	Appraisal of collateral	Management adjustments (e.g. liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	3,334	Appraisal of collateral	Management adjustments (e.g. liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs

December 31, 2023
Collateral dependent loans	$—	Appraisal of collateral	Management adjustments (e.g. liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at June 30, 2024, and December 31, 2023, were as follows (in thousands):

		Fair Value Measurements at June 30, 2024, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$35,072	$35,072	$—	$—	$35,072
Interest-earning deposits with banks	176,848	176,848	—	—	176,848
Loans, net	5,548,707	—	5,262,394	—	5,262,394
Accrued interest	33,371	—	33,371	—	33,371

Financial Liabilities
Non-interest-bearing deposits	$1,397,030	$—	$1,397,030	$—	$1,397,030
Interest-bearing deposits	5,242,541	—	5,230,701	—	5,230,701
Short-term borrowings	285,161	—	281,404	—	281,404
Subordinated debentures, net	92,178	—	92,178	—	92,178
Subordinated debentures owed to unconsolidated subsidiary trusts	16,886	—	16,886	—	16,886
Accrued interest	7,476	—	7,476	—	7,476

		Fair Value Measurements at December 31, 2023, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$8,896	$8,896	$—	$—	$8,896
Interest-bearing deposits with banks	35,602	35,602	—	—	35,602
Loans, net	2,062,455	—	—	1,897,459	1,897,459
Accrued interest	15,895	—	15,895	—	15,895

Financial Liabilities
Non-interest-bearing deposits	$830,320	$—	$830,320	$—	$830,320
Interest-bearing deposits	2,171,561	—	2,167,218	—	2,167,218
Short-term borrowings	272,000	—	271,716	—	271,716
Accrued interest	8,954	—	8,954	—	8,954

Note 12— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2024, and June 30, 2023 (in thousands):

	Three months ended June 30, 2024
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$2,523	$(97,732)	$(5,745)	$(100,954)
Net unrealized gains (losses)	894	833	—	1,727
Less: net realized (gains) losses reclassified to earnings	(687)	(516)	—	(1,203)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$2,730	$(97,415)	$(5,745)	$(100,430)

	Three months ended June 30, 2023
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(1,255)	$(115,523)	$(7,031)	$(123,809)
Net unrealized gains (losses)	(275)	(5,254)	—	(5,529)
Less: net realized (gains) losses reclassified to earnings	334	2,827	—	3,161
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,196)	$(117,950)	$(7,031)	$(126,177)

	Six months ended June 30, 2024
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(490)	$(97,259)	$(5,745)	$(103,494)
Net unrealized gains (losses)	3,554	392	—	3,946
Less: net realized (gains) losses reclassified to earnings	(334)	(548)	—	(882)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$2,730	$(97,415)	$(5,745)	$(100,430)

	Six months ended June 30, 2023
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(1,589)	$(130,875)	$(7,031)	$(139,495)
Net unrealized gains (losses)	(228)	11,964	—	11,736
Less: net realized (gains) losses reclassified to earnings	621	961	—	1,582
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,196)	$(117,950)	$(7,031)	$(126,177)

Note 12— Accumulated Other Comprehensive Income (Loss) (continued)
The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024, and June 30, 2023 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income				Affected Line Item in the Statements of Income
	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash flow hedges:
Interest rate contracts	$(128)	$(423)	$(611)	$(786)	Interest income
Interest rate contracts	997	—	1,034	—	Interest expense
Tax effect	(182)	89	(89)	165	Income tax expense (benefit)
Net of tax	$687	$(334)	$334	$(621)

Available-for-sale securities:
Realized gains (losses) on securities	$613	$(111)	$613	$(111)	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	40	(3,467)	81	(1,105)	Interest income
Tax effect	(137)	751	(146)	255	Income tax expense (benefit)
Net of tax	$516	$(2,827)	$548	$(961)

Total reclassifications, net of tax	$1,203	$(3,161)	$882	$(1,582)	Net income
Note 13— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for the three and six months ended June 30, 2024, and June 30, 2023, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
FDIC assessment	$947	$686	$1,463	$1,033
Historic tax credit amortization	631	631	1,263	1,263
IT related	704	466	1,254	957
Consultant fees	3,699	508	4,280	978
ATM, card, & network expense	1,108	483	1,659	912
Directors' fees	961	434	1,454	844
Audit expense	261	213	604	520
Legal expense	870	328	1,215	633
Virginia franchise tax	675	630	1,350	1,260
Marketing expense	378	119	707	338
Donation expense	5,119	—	5,119	—
Core deposit intangible amortization	2,865	—	2,865	—
Other	4,356	1,520	5,804	2,887
Total	$22,574	$6,018	$29,037	$11,625
The Company incurred Merger-related expenses of $9.5 million for the six months ended June 30, 2024, including $8.9 million of which were incurred during the three months ended June 30, 2024. These expenses are included in the consultant fees, audit fees, legal expense, donation, and other line items detailed in other operating expenses.

Note 14— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards subject to approval. Total compensation cost that has been charged against income for the share-based awards granted was $937.6 thousand and $607.2 thousand for the three months ended June 30, 2024, and June 30, 2023, respectively. The total income tax benefit was $196.9 thousand and $127.5 thousand for the three months ended June 30, 2024, and June 30, 2023, respectively.
Total compensation cost that has been charged against income for the share-based awards granted was $1.4 million and $1.2 million for the six months ended June 30, 2024, and June 30, 2023, respectively. The total income tax benefit was $291.5 thousand and $249.4 thousand for the six months ended June 30, 2024, and June 30, 2023, respectively.
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
2023 Stock Incentive Plan
In 2023, a new stock incentive plan (“2023 SIP”) was approved by the Company’s Board of Directors and shareholders. Upon the 2023 SIP’s shareholder approval date of March 30, 2023, no further share-based awards will be issued under the 2019 SIP. The 2023 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2023 SIP authorized the issuance of 250,000 shares, subject to an annual increase in available shares.
A total of 48,450 and 24,705 shares were issued during the six months ended June 30, 2024, and June 30, 2023, respectively.
For time-based RSUs, the fair value was determined by using the closing stock price on the date prior to the grant date. These RSUs vest over three to five years.
The Board, from time to time, approves performance-based RSU awards that may be earned between a three to five year performance period. Whether or not units are earned at the end of the performance period will be determined based on the achievement of performance and/or market targets (e.g., market capitalization target) over the performance period. If the conditions are achieved, the grant recipient will receive 100% of the units granted as these awards do not provide for a multiplier effect. The performance / market targets are determined by the Board of Directors.

The fair value for performance-based RSU awards was determined by using a Monte Carlo simulation analysis to estimate the achievement of the market capitalization target determined by the Board of Directors. The Monte Carlo simulation analysis required the following inputs: (1) expected term, (2) expected volatility, (3) risk-free rate, and (4) dividend yield. The expected term was based on the stated performance period. Management used the expected volatility from a peer group. The risk-free interest rate is based on the U.S. Treasury yield curve over the performance period. The dividend yield assumption was based on historical and anticipated dividend payouts.

Note 14— Share-Based Compensation (continued)
The following is a summary of all the Company’s RSU awards issued under both the 2019 SIP and 2023 SIP:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2023	143,585	$51.21
Granted	48,450	51.14
Vested	(103,560)	46.87
Forfeited	(600)	73
Non-vested at June 30, 2024	87,875	$56.15
As of June 30, 2024, there was $3.3 million of total unrecognized compensation costs related to non-vested shares granted under the 2019 SIP. The cost is expected to be recognized over a weighted average period of 1.86 years.
2023 Employee Stock Purchase Plan
In 2023, a new employee stock purchase plan (“2023 ESPP”) was approved by the Company’s Board of Directors and shareholders. Upon the 2023 ESPP’s shareholder approval date of March 30, 2023, the 2023 ESPP reserved 250,000 shares of common stock for issuance to employees. At June 30, 2024, 243,620 shares were available to be issued. Whole shares are sold to participants in the 2023 ESPP at 85% of the lower of the stock price at the beginning or end of each semi-annual offering period that began on September 1, 2023. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 15% of their annual salary.
The following table presents information for the 2023 ESPP at the end of June 30, 2024:

June 30, 2024
Shares purchased	6,380
Weighted average price of shares purchased	$43.11
Compensation expense recognized (in 000's)	81.1
Stock Appreciation Rights (“SAR”)
Upon completion of the Merger and as a part of the Merger Agreement, Burke & Herbert assumed SAR awards that had been issued to existing employees that would continue with the same terms and conditions adjusted for the exchange ratio of 0.5043. As part of the Merger, a significant portion of SAR awards accelerated their vesting and thus did not require any future service component. Management used the Black-Scholes option-pricing model to fair value these accelerated SAR awards and included this value as part of the purchase price consideration discussed in Note 16 - Business Combination.
The Company also used the Black-Scholes option-pricing model to fair value the non-accelerated SAR awards that were not fully vested. The SAR awards that have been assumed by the Company, were issued in 2019, 2021, and 2023, and these SAR awards become exercisable ratably over seven years (14.3% per year) and contractually expire ten years after the grant date.
Upon completion of the Merger, the Company determined the fair value per SAR using the following assumptions:

	2019 SAR	2021 SAR	2023 SAR
# of years to full vesting	7 years	7 years	7 years
# of awards unvested as of June 30, 2024	3,202	17,322	25,921
Fair value	$14.89	$16.92	$14.56
Risk-free interest rate	4.51%	4.32%	4.14%
Expected dividend yield	3.95%	3.95%	3.95%
Expected common stock volatility	32.56%	32.56%	32.56%
Expected contractual life (in years)	4.77	7.20	8.77
A summary of SAR and option activity during the six months ended June 30, 2024, is as follows:

Note 14— Share-Based Compensation (continued)

			Weighted Average
Dollars in thousands, expect per share information	SARs	Aggregate Fair Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2023	—	$—	—	$—
Granted (or acquired)	299,556	4,996	5.67	45.24
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, June 30, 2024	299,556	$4,996	5.67	$45.24

Exercisable SARs:
At June 30, 2024	253,111	$4,278	5.29	$44.63
The total fair value of SARs exercised was zero during the six months ended June 30, 2024. The total fair value of SARs vested was zero during the six months ended June 30, 2024. As of June 30, 2024, there was $691.1 thousand of total unrecognized compensation costs related to non-vested SARs acquired through the Merger. The cost is expected to be recognized over a weighted average period of 4.75 years.
Note 15— Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential impact of contingently issuable shares. The Company uses the treasury stock method as described by ASC 260 - Earnings Per Share for each dilutive instrument when computing diluted earnings per share.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) applicable to common shares (in thousands)	$(17,144)	$6,034	$(11,932)	$13,558

Weighted average number of shares	12,174,169	7,428,079	9,803,684	7,427,363
Options effect of dilutive shares	—	86,876	—	82,468
Weighted average dilutive shares	12,174,169	7,514,955	9,803,684	7,509,831

Basic earnings (loss) per common share	$(1.41)	$0.81	$(1.22)	$1.82
Diluted earnings (loss) per common share	(1.41)	0.80	(1.22)	1.80
For the three months ended June 30, 2024, and the six months ended June 30, 2024, the options effect of dilutive shares is anti-dilutive and not considered in calculating diluted EPS. Stock awards equivalent to 323,902 and zero shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2024, and June 30, 2023, respectively, because they are antidilutive. Stock awards equivalent to 329,572 and zero shares of common stock are not considered in computing diluted earnings per share for the six months ended June 30, 2024, and June 30, 2023, respectively, because they are antidilutive.
Note 16— Business Combination
Effective on May 3, 2024, Burke & Herbert completed the Merger with Summit, pursuant to the Merger Agreement.

Note 16— Business Combination (continued)
In the Merger, holders of Summit common stock outstanding at the effective time of the Merger received 0.5043 shares of Burke & Herbert common stock for each share of Summit common stock they owned, subject to the payment of cash in lieu of fractional shares. The total aggregate consideration payable in the Merger was approximately 7,405,772 shares of Burke & Herbert common stock. Additionally, each share of Summit’s 6.0% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series 2021 issued and outstanding was converted into the right to receive a share of Burke & Herbert Series 2021 Preferred Stock.

Summit’s results of operations from May 3, 2024 were included in the Company’s results beginning with reporting as of June 30, 2024. Net interest income and pre-tax net income for Summit were estimated to be $25.3 million and $27.5 million, respectively, since the date of the acquisition through June 30, 2024 and are included in the Company’s Consolidated Statement of Income. Merger-related costs of $24.4 million are included in non-interest expense in the Company’s income statement for the six months ended, June 30, 2024. A portion of these Merger-related costs are captured in the line item Other Operating Non-Interest Expense on the consolidated Income Statement with further description in Note 13 - Other Operating Expense. An additional $14.9 million is captured in line items for Salaries and Wages, Pensions and Other Employee Benefits, Occupancy, and Equipment Rentals, depreciation and maintenance. These costs captured in those line items represent change-in-control payments, acceleration of benefit due to the change-in-control, software breakage, and other lease breakage fees. The fair value of the common shares issued as part of the consideration paid for Summit was determined in the basis of the closing price of the Company’s common shares on the date of completion of the merger.

We accounted for the Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the assets and liabilities of Summit were recorded at their respective fair values on the date of completion of the merger. The fair values of assets and liabilities are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized preliminary goodwill of $32.8 million in connection with the acquisition, which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The goodwill arising from the transaction is not deductible for tax purposes and consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.

The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 7 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The fair value of $68.8 million of intangible assets related to core deposits is subject to change pending the receipt of the final valuation.

The fair value of purchased financial assets with credit deterioration was $380.8 million on the date of the acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $442.3 million. The Company estimates, on the date of the acquisition, that $23.9 million of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.

The following table details the total consideration paid for Summit on May 3, 2024, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill at the acquisition date.

Note 16— Business Combination (continued)

($ in thousands, except share information)
Consideration	May 3, 2024
Common stock of Summit Financial Group, Inc.	14,686,738
Exchange ratio	0.5043
Expected Burke & Herbert common stock to be issued	7,406,522
Actual Burke & Herbert common stock issued	7,405,772
Fractional common stock to be paid in cash	750

Actual Burke & Herbert common stock issued	7,405,772
Price per share of Burke & Herbert common stock issued	$51.67
Purchase price consideration for common stock issued	382,656

Fractional common stock to be paid in cash	750
Average 10 day closing price used to pay fractional common stock	$53.66
Cash paid for fractional shares	40
Implied value of stock appreciation rights ("SARs") and restricted stock units	4,336
Fair value of preferred stock issued by Burke & Herbert	10,413
Fully diluted transaction value	$397,445

Preliminary Goodwill	$32,783

Note 16— Business Combination (continued)

	As Recorded	Estimated	Estimated
	by Summit	Fair Value	Fair Value
($ in thousands)	May 3, 2024	Adjustments	May 3, 2024
Total purchase price consideration			$397,445
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and equivalents	$53,357	$—	$53,357
Securities, available-for-sale, at fair value	491,608	—	491,608
Securities, held-to-maturity, at amortized cost	93,573	(7,430)	86,143
Equity and other investments	36,085	—	36,085
Loans, gross	3,707,940	(153,306)	3,554,634
Allowance for credit losses	(49,471)	25,991	(23,480)
Loans, net of allowance	3,658,469	(127,315)	3,531,154
Premises and equipment, net	62,255	13,276	75,531
Accrued interest receivable	19,610	—	19,610
Company-owned life insurance	86,363	—	86,363
Goodwill and intangibles	73,144	(4,384)	68,760
Other assets	83,381	11,322	94,703
Total identifiable assets acquired	4,657,845	(114,531)	4,543,314
Deposits	3,704,072	(7,136)	3,696,936
Borrowings	323,610	—	323,610
Subordinated debentures and trust preferred securities	123,533	(16,466)	107,067
Unfunded reserve liability	6,692	(3,190)	3,502
Accrued interest and other liabilities	47,537	—	47,537
Total liabilities	4,205,444	(26,792)	4,178,652
Total identifiable net assets	$452,401	$(87,739)	364,662
Preliminary Goodwill			$32,783

Post merger, all of the securities, held-to-maturity were reclassified as available-for-sale.

The following table presents supplemental pro forma information as if the Merger had occurred on January 1, 2023. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net Interest Income	$70,290	$74,848	$140,972	$144,555

Net Income	25,683	18,815	51,668	4,245

Note 17— Goodwill and Other Intangible Assets
The following table presents the change in goodwill for the three and six months ended June 30, 2024, and June 30, 2023, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning of period	$—	$—	$—	$—
Acquired goodwill	32,783	—	32,783	—
Impairment	—	—	—	—

End of period	$32,783	$—	$32,783	$—
During the three months ended, June 30, 2024, the Company recorded $32.8 million of preliminary goodwill associated with the acquisition of Summit. See Note 16 - Business Combination to the consolidated financial statements for additional detail regarding this transaction.
The Company will perform the annual goodwill impairment test on September 30 every year.
Other intangible assets consist of the core deposit intangible which is being amortized on an accelerated basis over its estimated useful life of 7 years. During the three months ended, June 30, 2024, the Company recorded $68.8 million of core deposit intangibles associated with the acquisition of Summit.
The gross carrying amounts and accumulated amortization of other intangible assets for the three and six months ended June 30, 2024, and June 30, 2023, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Core deposit intangible	$68,760	$—	$68,760	$—
Accumulated amortization	(2,865)	—	(2,865)	—

Total intangible assets	$65,895	$—	$65,895	$—
The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Total amortization expense associated with intangible assets was $2.9 million for the three months ended June 30, 2024.
Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
6 months ended December 31, 2024	$8,595
2025	15,553
2026	13,097
2027	10,641
2028	8,186
Thereafter	9,823
Total	$65,895

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
Overview
Burke & Herbert Financial Services Corp. was organized as a Virginia corporation on September 14, 2022, to serve as the holding company for the Bank. Burke & Herbert commenced operations as a bank holding company on October 1, 2022, following a reorganization transaction in which it became the Bank’s holding company. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of Burke & Herbert. In September 2023, Burke

& Herbert elected financial holding company status. As a financial holding company, Burke & Herbert is subject to regulation and supervision by the Federal Reserve. Burke & Herbert has no material operations and owns 100% of the Bank. The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank is supervised and regulated by the FDIC and the Virginia BFI.
Merger with Summit Financial Group, Inc.
Effective on the Closing Date, Burke & Herbert completed the Merger with Summit, pursuant to the August 24, 2023 Merger Agreement.

Pursuant to the Merger Agreement, on the Closing Date, (i) Summit merged with and into Burke & Herbert through the Merger, and (ii) immediately following the Merger, SCB merged with and into the Bank, with the Bank as the surviving bank.

In the Merger, holders of Summit common stock outstanding at the effective time of the Merger received 0.5043 shares of Burke & Herbert common stock for each share of Summit common stock they owned, subject to the payment of cash in lieu of fractional shares. The total aggregate consideration payable in the Merger was approximately 7,405,772 shares of Burke & Herbert Common Stock. Additionally, each share of the Summit Series 2021 Preferred Stock issued and outstanding was converted into the right to receive a share of the new Burke & Herbert Series 2021 Preferred Stock. Summit results of operations are included from the Closing Date forward.

The Bank’s primary market area includes northern Virginia and West Virginia, and it has over 75 branches and other commercial loan offices across Delaware, Kentucky, Maryland, Virginia, and West Virginia. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.

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
As of June 30, 2024, we had total consolidated assets of $7.8 billion, gross loans of $5.6 billion, total deposits of $6.6 billion, and total shareholders’ equity of $693.1 million. As of June 30, 2024, we had 850 full-time employees. None of our employees are covered by a collective bargaining agreement.
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
Our most significant accounting policies are presented in the notes to the accompanying consolidated financial statements. These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, we have identified business combination and goodwill, the determination of the allowance for credit losses, and income taxes to be the accounting areas that require the most subjective or complex judgments, and as such, could be most subject to revision as new information becomes available.
Business Combination and Goodwill
For acquisitions, we are required to record the assets acquired, including identified intangible assets such as core deposit intangibles, and the liabilities assumed at their respective fair values. The difference between consideration and the net fair value of assets acquired is recorded as goodwill. Management uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for PCD loans is recognized within acquisition accounting. The allowance for credit losses for non-PCD assets is recognized as provision for credit losses in the same reporting period as the acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated life of the acquired assets or assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the acquisition. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations. The carrying value of goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.
The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. In addition, we engage third party specialists to assist in the development of fair values. Preliminary estimates of fair values may be adjusted for a period of time subsequent to the acquisition date if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period. Management uses various valuation methodologies to estimate the fair value of these assets and liabilities, and often involves a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets, and certain other assets and liabilities.
Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of assets, including goodwill and liabilities, which could result in impairment losses affecting our financial statements as a whole and our banking subsidiary in which the goodwill resides.
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

The Company currently has set an initial reasonable and supportable period of two years with a subsequent straight-line loss-rate reversion for the following four quarters before then utilizing historical average loss rates in remaining periods of the modeled contractual terms. Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable, reversion and post-reversion period forecasts on collectively evaluated loans. As the reasonable and supportable and reversion period forecasts reflect the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative adjustments considered by management include the following: (i) management’s assessment of macroeconomic forecasts used in the model and how those forecasts align with management’s overall evaluation of current expected credit conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio, and external factors that may ultimately impact credit quality; and (iii) underwriting and delinquency trends. The qualitative factors applied at June 30, 2024, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. Management reviews supplemental data sources including historical net charge-off rates and data measuring other specific credit outcomes from its systems of record in supporting qualitative factors. However, qualitative factor evaluations are inherently imprecise and require significant management judgement.
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
The commercial real estate (“CRE”) sector has been impacted significantly by rising interest rates and higher vacancies, increasing the prospect of default that borrowers may face due to the record amount of upcoming maturities. In addition, the office market continues to struggle with fewer employees in the office after the COVID-19 pandemic. The Bank continues to monitor its commercial real estate portfolio by reviewing various credit risk and concentration reports. The Bank’s exposure to commercial real estate at June 30, 2024, was $2.5 billion or 45.3% of its gross loan portfolio, not including owner-occupied commercial real estate and acquisition, construction & development. Commercial real estate as a percent of total assets at June 30, 2024, was 32.6%, not including owner-occupied commercial real estate and acquisition, construction & development. Including owner-occupied commercial real estate and acquisition, construction & development, total exposure was at $3.6 billion or 65.0% of our total gross loans and 46.7% of total assets at June 30, 2024.
Loan balances by portfolio segment amortized cost (in thousands) and by percentage of our total gross loan portfolio at June 30, 2024, were as follows:

	June 30, 2024
	Amortized Cost	Percentage
Commercial real estate	$2,543,668	45.3%
Owner-occupied commercial real estate	626,375	11.2
Acquisition, construction & development	479,937	8.5
Commercial & industrial	499,892	8.9
Single family residential (1-4 units)	1,219,984	21.7
Consumer non-real estate and other	246,868	4.4
Total gross loans	$5,616,724	100.0%
Monitoring of the CRE concentration is performed at both the loan level and at the portfolio level. The Credit Risk Management team provides management and the board of directors with periodic reports on the credit portfolio, which include the CRE portfolio (including owner-occupied CRE and acquisition, construction & development loans). These reports provide an assessment of asset quality and risk rating migration and monitor concentrations against the board approved concentration limits (including sub-limits). The tables below present the Bank’s commercial real estate, owner-occupied commercial real estate, and acquisition, construction & development portfolios by collateral type and geographic location as of June 30, 2024 (in thousands).

	Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Retail Real Estate	$287,723	$64,765	$137,319	$42,110	$48,418	$580,335	22.8%
Multi-Family	227,908	105,067	44,800	84,230	26,713	488,718	19.2
Office Buildings/Condos	193,342	37,294	120,123	27,861	29,852	408,472	16.2
Hotels/Motels	124,780	53,723	66,626	52,357	77,704	375,190	14.7
Industrial/Warehouse	202,797	4,222	20,921	—	—	227,940	9.0
Self-Storage	67,962	29,883	1,500	—	33,029	132,374	5.2
Nursing-Assisted Living	44,128	—	3,629	—	21,715	69,472	2.7
Restaurants	19,457	1,835	7,763	10,606	6,065	45,726	1.8
Gas Stations	7,358	1,862	2,117	14,812	3,069	29,218	1.1
Other	105,280	3,871	19,938	43,640	13,494	186,223	7.3
Total	$1,280,735	$302,522	$424,736	$275,616	$260,059	$2,543,668	100.0%

	Owner-Occupied Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Office Buildings/Condos	$69,160	$30,923	$21,671	$635	$14,398	$136,787	21.8%
Retail	45,284	50,396	14,611	126	24,014	134,431	21.5
Industrial/Warehouse	49,586	16,672	1,798	—	16,147	84,203	13.4
Gas Stations	26,914	11,331	10,076	—	29,225	77,546	12.4
Restaurants	6,678	8,264	3,951	—	15,974	34,867	5.6
Churches/Religious Organizations	21,088	8,388	1,628	241	3,462	34,807	5.6
Coal, oil, gas, and natural resource extraction	927	10,493	—	—	134	11,554	1.8
Private School	7,563	—	—	—	—	7,563	1.2%
Other	29,493	19,858	8,001	361	46,904	104,617	16.7
Total	$256,693	$156,325	$61,736	$1,363	$150,258	$626,375	100.0%

	Acquisition, Construction & Development by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Multi-Family	$11,560	$3,569	$26,599	$46,744	$57,332	$145,804	30.4%
Land	56,808	32,113	11,174	61	12,584	112,740	23.5
Office Buildings/Condos	11,849	—	2,304	27,593	31,456	73,202	15.3
Self-Storage	8,004	569	22,336	—	21,767	52,676	11.0
Retail Real Estate	13,678	4,640	10,336	—	2,574	31,228	6.5
Residential For-Sale	5,500	5,257	882	3,822	3,008	18,469	3.8
Other	22,184	4,350	11,958	—	7,326	45,818	9.5
Total	$129,583	$50,498	$85,589	$78,220	$136,047	$479,937	100.0%

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
The Bank believes its underwriting and monitoring standards for commercial real estate loans are sufficient to evaluate its loan portfolio and keep it from incurring significant losses. The largest concentration of the Bank’s commercial real estate loans are in Virginia (approximately 45.7%) and the Bank does not have significant exposure to any economic areas of the country that are underperforming the national economy. Additionally, the Bank’s overall exposure to the “Office Building / Condo” collateral type is 16.9% of total commercial real estate loans, including owner-occupied commercial real estate and acquisition, construction & development. The Bank believes that the combined loan portfolio is well-diversified, generally seasoned, manageable, and will outperform the industry in terms of performance through the economic cycle; however, our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans. For further discussion see Part II, Item 1A. “Risk Factors”.
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
As of June 30, 2024, and December 31, 2023, the Bank complied with all regulatory capital standards and qualifies as “well capitalized”. Note 8 - Regulatory Capital Matters in Notes to Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
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

Selected Financial Data
The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of June 30, 2024, and June 30, 2023, and the selected income statement data for the three months and six months ended June 30, 2024, and June 30, 2023, have been derived from our consolidated financial statements included elsewhere in this Form 10-Q and in other filings we have submitted with the SEC and should be read in conjunction with the other information contained in this Form 10-Q.

	As of the Three Months Ended June 30,		As of the Six Months Ended June 30,
(In thousands, except ratios, share and per share data)	2024	2023	2024	2023
Selected Financial Condition Data:
Total assets	$7,810,193	$3,569,226	$7,810,193	$3,569,226
Total cash and cash equivalents	211,920	80,799	211,920	80,799
Total investment securities, at fair value	1,414,870	1,252,190	1,414,870	1,252,190
Net loans	5,548,707	1,975,050	5,548,707	1,975,050
Company-owned life insurance	182,112	93,625	182,112	93,625
Premises and equipment, net	135,581	56,183	135,581	56,183
Total deposits	6,639,571	3,005,263	6,639,571	3,005,263
Advances and other borrowings	285,161	249,000	285,161	249,000
Total shareholders’ equity	693,126	290,072	693,126	290,072
Common shareholders’ equity	682,713	290,072	682,713	290,072

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2024	2023	2024	2023
Selected Operating Data:
Interest income	$96,097	$37,116	$134,842	$71,444
Interest expense	36,332	13,324	52,946	22,878
Net interest income	59,765	23,792	81,896	48,566
Provision for (recapture of) credit losses	23,910	214	23,240	729
Total non-interest income	9,505	4,625	13,759	8,839
Total non-interest expenses	64,432	21,348	85,597	41,713
Income (loss) before income taxes	(19,072)	6,855	(13,182)	14,963
Income tax expense (benefit)	(2,153)	821	(1,475)	1,405
Preferred stock dividends	225	—	225	—
Net income (loss) applicable to common shares	(17,144)	6,034	(11,932)	13,558

Per Share Data:
Average shares of common stock outstanding, basic	12,174,169	7,428,079	9,803,684	7,427,363
Average shares of common stock outstanding, diluted	12,174,169	7,514,955	9,803,684	7,509,831
Total shares of common stock outstanding	14,932,169	7,428,710	14,932,169	7,428,710
Basic net income (loss) per common share	$(1.41)	$0.81	$(1.22)	$1.82
Diluted net income (loss) per common share	(1.41)	0.80	(1.22)	1.80
Dividends declared per common share	0.53	0.53	1.06	1.06
Common stock dividend payout ratio (1)	(37.59)%	66.25%	(86.89)%	58.89%
Book value per common share (at period end)	$45.72	$39.05	$45.72	$39.05

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2024	2023	2024	2023
Performance Ratios:
Return on average assets	(1.06)%	0.67%	(0.48)%	0.76%
Return on average equity	(12.44)	8.34	(5.52)	9.56
Interest rate spread (2)	3.35	2.25	2.84	2.41
Net interest margin (3)	4.06	2.87	3.56	2.96
Efficiency ratio (4)	93.02	75.12	89.49	72.66

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets	10.91%	17.60%	10.91%	17.60%
Total risk-based capital to risk-weighted assets	13.91	18.71	13.91	18.71
Tier 1 capital to risk-weighted assets	11.34	17.60	11.34	17.60
Tier 1 capital to average assets (leverage ratio)	9.04	11.20	9.04	11.20

Asset Quality Ratios:
Allowance coverage ratio	1.21%	1.30%	1.21%	1.30%
Allowance for credit losses as a percentage of non-performing loans	207.10	886.73	207.10	886.73
Net charge-offs to average outstanding loans during the period	0.01	0.00	0.02	0.00
Non-performing loans as a percentage of total loans	0.58	0.15	0.58	0.15
Non-performing assets as a percentage of total assets	0.46	0.08	0.46	0.08

Other Data:
Number of full-service branches	75	23	75	23
Number of full-time equivalent employees	850	407	850	407
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
Results of Operations
Results of Operations for the Six Months Ended June 30, 2024, and June 30, 2023
General
Net loss applicable to common shares for the six months ended June 30, 2024, was $11.9 million compared to net income applicable to common shares of $13.6 million for the six months ended June 30, 2023. The $25.5 million decrease in net income applicable to common shares was primarily the result of merger related expenses and one-time CECL Day 2 provision for non-PCD assets acquired in the Merger for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Net interest income increased by $33.3 million to $81.9 million for the six months ended June 30, 2024, compared to $48.6 million for the six months ended June 30, 2023. The main driver for this increase was the impact of the Merger.
For the six months ended June 30, 2024, the Company recorded credit provision expense of $23.2 million compared to a provision of $0.7 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, the Company recognized a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger, which resulted in a higher credit provision expense for the six months ended June 30, 2024, compared to the six months ended, June 30, 2023.

Non-interest income increased by $4.9 million, or 55.7%, to $13.8 million for the six months ended June 30, 2024, as compared to $8.8 million for the six months ended June 30, 2023, as a result of the Merger. In addition, the Company liquidated the majority of the acquired securities portfolio that resulted in a gain on sale of securities of $0.6 million.
Non-interest expense increased by $43.9 million, or 105.2%, to $85.6 million for the six months ended June 30, 2024, compared to $41.7 million for the six months ended June 30, 2023. The increase was primarily due to effect of the Merger and also included higher legal fees, consulting fees, audit fees, investment banking fees, software contract terminations, change-in-control salary and benefit payments, funding a charitable donation (as part of the Merger Agreement), and other expenses related to the Merger. For the six months ended June 30, 2024, the Company incurred $24.4 million of expenses related to the Merger with Summit.
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
Fluctuations in interest rates as well as changes in the volume and mix of earning assets and interest-bearing liabilities can impact net interest income and net interest margin. Management closely monitors both total net interest income and the net interest margin and seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities.
Net interest income totaled $81.9 million for the six months ended June 30, 2024, compared to $48.6 million for the six months ended June 30, 2023. The increase in net interest income was primarily driven by the Merger which resulted in higher average balances of interest-earning assets beyond the higher average balances of interest-bearing liabilities.
The tax-adjusted net interest margin was 3.56% for the six months ended June 30, 2024, compared to 2.96% for the six months ended June 30, 2023. The increase in tax-adjusted net interest margin was primarily driven by the effect of the Merger and the acquisition of additional, higher-yielding interest-earning assets.
The yield for the loan portfolio was 6.72% for the six months ended June 30, 2024, compared to 4.94% for the six months ended June 30, 2023. The increase was primarily the result of the effect of the Merger which resulted in the acquisition of additional, higher-yielding loans.
The tax-adjusted yield on the total investment securities portfolio was 3.76% for the six months ended June 30, 2024, compared to 3.45% for the six months ended June 30, 2023. The increase was partly due to higher yields in our investment portfolio in addition to the Merger, which resulted in the acquisition of additional securities with higher tax-adjusted yields.
The yield on interest-bearing deposits increased to 2.73% during the six months ended June 30, 2024, from 1.50% during the six months ended June 30, 2023. The increase was a result of the Merger which resulted in the assumption of additional interest-bearing deposits with higher interest rates and to a lesser extent by higher market interest rates.
The yield on our short-term borrowings for the six months ended June 30, 2024, was 4.58%, compared to 4.66% for the six months ended June 30, 2023. The decrease was due to the cash flow hedges that effectively lowered our yield on short-term borrowings. The yield on our subordinated debt acquired in the Merger was 10.30%.
The following table sets forth the major components of net interest income and the related yields and rates for the six months ended June 30, 2024, and June 30, 2023, for comparison (dollars in thousands).

	For the Six Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Taxable loans (1)(2)	$3,283,909	$109,718	6.72%	$1,961,309	$48,060	4.94%
Tax-exempt loans (1)(2)	1,520	42	5.56	—	—	N/A
Interest-earning deposits and fed funds sold	68,229	1,229	3.62	59,107	1,296	4.42
Taxable securities	989,183	19,945	4.05	1,065,868	19,221	3.64
Tax-exempt securities (3)	342,895	4,958	2.91	269,575	3,629	2.71
Total securities	1,332,078	24,903	3.76	1,335,443	22,850	3.45
Total interest-earning assets	4,685,736	135,892	5.83	3,355,859	72,206	4.34
Non-interest-earning assets	363,336			250,483
Total assets	$5,049,072			$3,606,342

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,009,821			$901,297
Interest-bearing demand	1,038,847	12,599	2.44%	563,405	763	0.27%
Savings	1,201,858	10,145	1.70	998,826	6,872	1.39
Time	943,852	20,560	4.38	510,912	7,796	3.08
Total interest-bearing deposits	3,184,557	43,304	2.73	2,073,143	15,431	1.50
Total deposits	4,194,378	43,304	2.08	2,974,440	15,431	1.05
Borrowings:
Short-term borrowings	341,754	7,782	4.58	322,157	7,447	4.66
Subordinated debt borrowings	36,321	1,860	10.30	—	—	N/A
Total interest-bearing liabilities	3,562,632	52,946	2.99	2,395,300	22,878	1.93
Non-interest-bearing liabilities	78,489			23,749
Equity	434,451			285,996
Total liabilities and equity	$5,049,072			$3,606,342

Taxable-equivalent net interest income /net interest spread (4)		82,946	2.84%		49,328	2.41%
Taxable-equivalent net interest margin (5)			3.56%			2.96%
Taxable-equivalent net adjustment		(1,050)			(762)
Net interest income		$81,896			$48,566
Net interest-earning assets	$1,123,104			$960,559
(1)Non-accrual loans are included in average loan balances.
(2)Loan fees are included in the calculation of interest income.
(3)Yields and interest income on tax-exempt assets are computed on a taxable-equivalent basis assuming a 21% tax rate.
(4)The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average yield of interest-bearing liabilities for the period.
(5)The net interest margin represents fully taxable-equivalent net interest income as a percent of average interest-earning assets for the period.

Taxable-equivalent net interest margin, as presented above, is calculated by dividing fully-taxable equivalent (“FTE”) net interest income by total average earning assets. Net interest income, on an FTE basis, is a non-GAAP financial measure that the Company believes to provide a more accurate picture of the interest margin for comparative purposes. Management believes FTE net interest income is a standard practice in the banking industry, and when net interest income is adjusted on an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. FTE net interest income is calculated by adding the tax benefit on certain financial interest-earning assets, whose interest is tax-exempt, to total interest income then subtracting total interest expense. As a non-GAAP measure, FTE net interest income should not be considered as a substitute for the nearest comparable GAAP measure, net interest income. Net interest income shown elsewhere in this presentation is GAAP net interest income. The following table reconciles GAAP net interest income to FTE net interest income (in thousands).

	Six Months Ended
	June 30, 2024	June 30, 2023
GAAP Financial Measurements
Interest Income - Loans	$109,718	$48,060
Interest Income - Tax-exempt loans	33	—
Interest Income - Securities taxable	19,873	19,221
Interest Income - Securities tax-exempt	3,917	2,867
Interest Income - Other interest income	1,301	1,296
Interest Expense - Deposits	43,304	15,431
Interest Expense - Borrowed funds	7,726	7,417
Interest Expense - Subordinated debt	1,860	—
Interest Expense - Other	56	30
Total Net Interest Income	$81,896	$48,566

Non-GAAP Financial Measurements
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	$1,050	$762
Total Tax Benefit on Tax-Exempt Interest Income (1)	1,050	762
Tax-Equivalent Net Interest Income	$82,946	$49,328
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the six months ended June 30, 2024, and June 30, 2023, are annualized using an actual days over calendar year method. The volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Six Months Ended June 30, 2024, compared to June 30, 2023
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Yield / Rate	Net Change
Income from the interest-earning assets:
Loans (1), gross	$111,849	$7,077	$118,926
Securities (1)	1,720	4,072	5,792
Interest-bearing deposits and fed funds sold	588	(418)	170
Total interest income on interest-earning assets	114,157	10,731	124,888
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	12,053	10,972	23,025
Savings deposits	3,982	602	4,584
Time deposits	15,748	4,533	20,281
Total interest expense on interest-bearing deposits	31,783	16,107	47,890
Borrowings	5,785	(338)	5,447
Total interest expense on interest-bearing liabilities	37,568	15,769	53,337
Taxable-equivalent net interest income	$76,589	$(5,038)	$71,551
(1)Yields and interest income on tax-exempt securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $134.8 million for the six months ended June 30, 2024, compared to $71.4 million for the six months ended June 30, 2023, an increase of 88.7%. The increase in interest income was due to the effect of the Merger and the acquisition of additional interest-earning assets. Interest income on loans increased by $61.7 million and interest income on securities increased $1.7 million, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Interest Expense
Total interest expense was $52.9 million for the six months ended June 30, 2024, compared to $22.9 million for the six months ended June 30, 2023. The increase in interest expense was a result of the Merger and the assumption of additional interest-bearing liabilities. Interest expense on interest-bearing deposits and borrowed funds increased by $27.9 million and $0.3 million, respectively, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Interest on subordinated debt assumed in the Merger was $1.9 million for the six months ended June 30, 2024.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $23.2 million for the six months ended June 30, 2024, compared to a provision of $0.7 million for the six months ended June 30, 2023. The increased provision expense was due to a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger and acquired commitments for unfunded commitments for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Fiduciary and wealth management	$3,630	$2,642	$988	37.4%
Service charges and fees	5,694	3,376	2,318	68.7
Net gains (losses) on securities	613	(111)	724	652.3
Income from company-owned life insurance	1,469	1,131	338	29.9
Other non-interest income	2,353	1,801	552	30.6
Total	$13,759	$8,839	$4,920	55.7%
Non-interest income increased 55.7% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily driven by the Merger. The largest increase was a $2.3 million increase in service charges and fees for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. A majority of the securities acquired in the Merger were sold, resulting in gains of $0.6 million for the six months ended June 30, 2024, compared to losses of $0.1 million during the six months ended June 30, 2023. Loan swap fees included in other non-interest income increased $0.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Other categories of non-interest income also increased due to the Merger, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Salaries and wages	$30,413	$19,416	$10,997	56.6%
Pensions and other employee benefits	7,668	4,874	2,794	57.3
Occupancy	4,535	3,002	1,533	51.1
Equipment rentals, depreciation and maintenance	13,944	2,796	11,148	398.7
Other	29,037	11,625	17,412	149.8
Total	$85,597	$41,713	$43,884	105.2%
Non-interest expense increased $43.9 million or 105.2% for the six months ended June 30, 2024, compared to June 30, 2023. The increase was primarily due to effect of the Merger and also included higher legal fees, consulting fees, audit fees, investment banking fees, software contract terminations, change-in-control salary and benefit payments, funding a charitable donation (as contemplated by the Merger Agreement), and other expenses related to the Merger. For the six months ended June 30, 2024, the Company incurred $24.4 million of non-interest expense related to the Merger with Summit that are included in non-interest expense for the six months ended June 30, 2024. Other non-interest expense included $9.5 million of these costs, while the remaining amount of the total is included in the other line items of non-interest expense. See Note 16 — Business Combination in Notes to Consolidated Financial Statements for further information on Merger-related expenses and Note 13 — Other Operating Expenses in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense (Benefit)
Income tax benefit was $1.5 million for the six months ended June 30, 2024, a decrease of $2.9 million from the tax provision for the six months ended June 30, 2023. The decrease was due to the decrease in net income and resulting net loss for the six months ended June 30, 2024, when compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, the effective tax benefit was 11.2% while the effective tax rate was 9.4%, for June 30, 2023.

Results of Operations for the Three Months Ended June 30, 2024, and June 30, 2023
General
Net loss applicable to common shares for the three months ended June 30, 2024, was $17.1 million, compared to net income applicable to common shares of $6.0 million during the three months ended June 30, 2023. The $23.2 million decrease was primarily the result of Merger related expenses and one-time CECL Day 2 provision for non-PCD assets acquired in the merger for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Net interest income increased by $36.0 million to $59.8 million for the three months ended June 30, 2024, compared to $23.8 million for the three months ended June 30, 2023. The main driver for this increase was the impact of the Merger.
For the three months ended June 30, 2024, the Company recorded credit provision expense of $23.9 million compared to a provision of $0.2 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, the Company recognized a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger, which resulted in a higher credit provision expense for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Non-interest income increased by $4.9 million, or 105.5%, to $9.5 million for the three months ended June 30, 2024, as compared to $4.6 million for the three months ended June 30, 2023, as a result of the Merger. In addition, the Company liquidated the majority of the acquired securities portfolio that resulted in a gain on sale of securities of $0.6 million.
Non-interest expense increased by $43.1 million, or 201.8%, to $64.4 million for the three months ended June 30, 2024, as compared to $21.3 million for the three months ended June 30, 2023. The increase was primarily due to effect of the Merger and also included higher legal fees, consulting fees, audit fees, investment banking fees, software contract terminations, change-in-control salary and benefit payments, funding a charitable donation (as part of the Merger Agreement), and other expenses related to the Merger. For the three months ended June 30, 2024, the Company incurred $23.8 million of expenses related to the Merger with Summit.
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
Fluctuations in interest rates as well as changes in the volume and mix of earning assets and interest-bearing liabilities can impact net interest income and net interest margin. Management closely monitors both total net interest income and the net interest margin and seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities.
Net interest income totaled $59.8 million for the three months ended June 30, 2024, compared to $23.8 million for the three months ended June 30, 2023. The increase in net interest income was primarily driven by the merger which resulted in higher average balances on interest-earning assets beyond the higher average balances on interest-bearing liabilities.
The tax-adjusted net interest margin was 4.06% for the three months ended June 30, 2024, compared to 2.87% for the three months ended June 30, 2023. The increase in tax-adjusted net interest margin was primarily driven by the effect of the merger and the acquisition of additional, higher-yielding interest-earning assets.
The yield for the loan portfolio was 7.33% for the three months ended June 30, 2024, compared to 5.07% for the three months ended June 30, 2023. The increase was primarily the result of the effect of the Merger which resulted in the acquisition of additional, higher-yielding loans.
The tax-adjusted yield on the total investment securities portfolio was 4.05% for the three months ended June 30, 2024, compared to 3.45% for the three months ended June 30, 2023. The increase was partly due to higher yields in our investment portfolio in addition to the Merger, which resulted in the acquisition of additional securities with higher tax-adjusted yields.

The yield on interest-bearing deposits increased to 2.90% during the three months ended June 30, 2024, from 1.88% during the three months ended June 30, 2023. The increase was a result of the Merger which resulted in the assumption of additional interest-bearing deposits with higher interest rates and to a lesser extent by higher market interest rates.
The yield on our short-term borrowings for the three months ended June 30, 2024, was 4.38%, compared to 4.61% for the three months ended June 30, 2023. The decrease was due to cash flow hedges that effectively lowered our yield on short-term borrowings. The yield on our subordinated debt assumed in the Merger was 10.30%.
The following table sets forth the major components of net interest income and the related yields and rates for the three months ended June 30, 2024, and June 30, 2023, for comparison (dollars in thousands).

	For the Three Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Loans, gross (1)(2)	$4,481,993	$81,673	7.33%	$2,002,482	$25,300	5.07%
Tax-exempt loans (1)(2)	3,041	42	5.55	—	—	N/A
Interest-earning deposits and fed funds sold	94,765	833	3.54	74,074	988	5.35
Taxable securities	988,492	11,002	4.48	1,036,576	9,418	3.64
Tax-exempt securities (3)	426,092	3,235	3.05	266,402	1,784	2.69
Total securities	1,414,584	14,237	4.05	1,302,978	11,202	3.45
Total interest-earning assets	5,994,383	96,785	6.49	3,379,534	37,490	4.45
Non-interest-earning assets	484,149			243,498
Total assets	$6,478,532			$3,623,032

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,207,443			$879,794
Interest-bearing demand	1,587,914	11,834	3.00%	554,364	564	0.41%
Savings	1,480,985	5,616	1.53	979,020	4,199	1.72
Time	1,141,758	12,923	4.55	608,949	5,267	3.47
Total interest-bearing deposits	4,210,657	30,373	2.90	2,142,333	10,030	1.88
Total deposits	5,418,100	30,373	2.25	3,022,127	10,030	1.33
Borrowings:
Short-term borrowings	376,063	4,099	4.38	286,584	3,294	4.61
Subordinated debt borrowings	72,643	1,860	10.30	—	—	N/A
Total interest-bearing liabilities	4,659,363	36,332	3.14	2,428,917	13,324	2.20
Non-interest-bearing liabilities	129,884			24,036
Equity	554,485			290,285
Total liabilities and equity	$6,478,532			$3,623,032

Taxable-equivalent net interest income /net interest spread (4)		60,453	3.35%		24,166	2.25%
Taxable-equivalent net interest margin (5)			4.06%			2.87%
Taxable-equivalent net adjustment		(688)			(374)
Net interest income		$59,765			$23,792
Net interest-earning assets	$1,335,020			$950,617
(1)Non-accrual loans are included in average loan balances.
(2)Loan fees are included in the calculation of interest income.
(3)Yields and interest income on tax-exempt assets are computed on a taxable-equivalent basis assuming a 21% tax rate.
(4)The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average yield of interest-bearing liabilities for the period.
(5)The net interest margin represents FTE net interest income as a percent of average interest-earning assets for the period.

Taxable-equivalent net interest margin, as presented above, is calculated by dividing FTE net interest income by total average earning assets. Net interest income, on an FTE basis, is a non-GAAP financial measure that the Company believes to provide a more accurate picture of the interest margin for comparative purposes. Management believes FTE net interest income is a standard practice in the banking industry, and when net interest income is adjusted on an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. FTE net interest income is calculated by adding the tax benefit on certain financial interest-earning assets, whose interest is tax-exempt, to total interest income then subtracting total interest expense. As a non-GAAP measure, FTE net interest income should not be considered as a substitute for the nearest comparable GAAP measure, net interest income. Net interest income shown elsewhere in this presentation is GAAP net interest income. The following table reconciles GAAP net interest income to FTE net interest income (in thousands).

	Three Months Ended
	June 30, 2024	June 30, 2023
GAAP Financial Measurements
Interest Income - Loans	$81,673	$25,300
Interest Income - Tax-exempt loans	33	—
Interest Income - Securities taxable	10,930	9,419
Interest Income - Securities tax-exempt	2,556	1,409
Interest Income - Other interest income	905	988
Interest Expense - Deposits	30,373	10,030
Interest Expense - Borrowed funds	4,071	3,279
Interest Expense - Subordinated debt	1,860	—
Interest Expense - Other	28	15
Total Net Interest Income	$59,765	$23,792

Non-GAAP Financial Measurements
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	$688	$374
Total Tax Benefit on Tax-Exempt Interest Income (1)	688	374
Tax-Equivalent Net Interest Income	$60,453	$24,166
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the three months ended June 30, 2024, and June 30, 2023, are annualized using an actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Three Months Ended June 30, 2024, compared to June 30, 2023
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Yield / Rate	Net Change
Income from the interest-earning assets:
Loans (1), gross	$219,348	$7,509	$226,857
Securities (1)	5,192	7,782	12,974
Interest-bearing deposits and fed funds sold	1,513	(462)	1,051
Total interest income on interest-earning assets	226,053	14,829	240,882
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	31,272	14,014	45,286
Savings deposits	7,834	(1,066)	6,768
Time deposits	25,504	5,408	30,912
Total interest expense on interest-bearing deposits	64,610	18,356	82,966
Borrowings	10,941	(919)	10,022
Total interest expense on interest-bearing liabilities	75,551	17,437	92,988
Taxable-equivalent net interest income	$150,502	$(2,608)	$147,894
(1)Yields and interest income on tax-exempt securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $96.1 million for the three months ended June 30, 2024, compared to $37.1 million for the three months ended June 30, 2023, an increase of 158.9%. The increase in interest income was due to the effect of the Merger and the acquisition of additional interest-earning assets. Interest income on loans increased by $56.4 million and interest income on securities increased $2.7 million, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Interest Expense
Total interest expense was $36.3 million for the three months ended June 30, 2024, compared to $13.3 million for the three months ended June 30, 2023. The increase in interest expense was a result of the Merger and the assumption of additional interest-bearing liabilities. Interest expense on interest-bearing deposits and borrowed funds increased by $20.3 million and $0.8 million, respectively, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Interest on subordinated debt acquired in the Merger was $1.9 million for the three months ended June 30, 2024.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $23.9 million for the three months ended June 30, 2024, compared to a provision of $0.2 million for the three months ended June 30, 2023. The increased provision expense was due to a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger and acquired commitments for unfunded commitments for three months ended June 30, 2023, compared to the three months ended June 30, 2023. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Three months ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Fiduciary and wealth management	$2,211	$1,305	$906	69.4%
Service charges and fees	4,088	1,741	2,347	134.8
Net gains (losses) on securities	613	(111)	724	652.3
Income from company-owned life insurance	922	571	351	61.5
Other non-interest income	1,671	1,119	552	49.3
Total	$9,505	$4,625	$4,880	105.5%
Non-interest income increased 105.5% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily driven by the Merger. The largest increase was a $2.3 million increase in service charges and fees for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. A portion of securities acquired in the Merger were sold, resulting in gains of $0.6 million for the three months ended June 30, 2023, compared to losses of $0.1 million during the three months ended June 30, 2023. Loan swap fees included in other non-interest income increased $0.1 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Other categories of non-interest income also increased due to the Merger, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Three months ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Salaries and wages	$20,895	$9,922	$10,973	110.6%
Pensions and other employee benefits	5,303	2,406	2,897	120.4
Occupancy	2,997	1,545	1,452	94.0
Equipment rentals, depreciation and maintenance	12,663	1,457	11,206	769.1
Other	22,574	6,018	16,556	275.1
Total	$64,432	$21,348	$43,084	201.8%
Non-interest expense increased $43.1 million or 201.8% for the three months ended June 30, 2024, compared to June 30, 2023. The increase was primarily due to effect of the Merger and also included higher legal fees, consulting fees, audit fees, investment banking fees, software contract terminations, change-in-control salary and benefit payments, funding a charitable donation (as part of the Merger Agreement), and other Merger-related expenses. For the three months ended June 30, 2024, the Company incurred $23.8 million of non-interest expense related to the Merger with Summit that are included in other non-interest expense for the three months ended June 30, 2024. See Note 16 — Business Combination in Notes to Consolidated Financial Statements for further information on Merger-related expenses and Note 13 — Other Operating Expenses in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense (Benefit)
Income tax benefit was $2.2 million for the three months ended June 30, 2024, a decrease of $3.0 million from the tax provision for the three months ended June 30, 2023. The decrease was due to the decrease in net income and resulting net loss for the three months ended June 30, 2024, when compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, the effective tax benefit was 11.3% while the effective tax rate was 12.0% for June 30, 2023.

Analysis of Financial Condition for the Period Ended June 30, 2024, and December 31, 2023
Due mostly to the Merger, assets increased by $4.19 billion to $7.81 billion as of June 30, 2024, compared to $3.62 billion as of December 31, 2023. Loans, net of ACL, increased by $3.49 billion from $2.06 billion as of December 31, 2023, to $5.55 billion as of June 30, 2024. Deposits increased by $3.64 billion and amounted to $6.64 billion at June 30, 2024, compared to $3.00 billion at December 31, 2023. Borrowed funds increased by $13.2 million to $285.2 million as of June 30, 2024, compared to $272.0 million at December 31, 2023. Subordinated debt and subordinated debt owed to unconsolidated subsidiary trusts, which were assumed in the Merger, totaled $109.1 million at June 30, 2024, compared to zero at December 31, 2023.
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
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the six months ended June 30, 2024, the unrealized losses on our holdings remained mostly unchanged from December 31, 2023.
The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at June 30, 2024, and at December 31, 2023.
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
The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment for June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$166,380	$—	$18,950	$147,430
Obligations of states and municipalities	714,449	1,237	77,932	637,754
Residential mortgage backed - agency	58,104	230	4,166	54,168
Residential mortgage backed - non-agency	282,667	19	15,373	267,313
Commercial mortgage backed - agency	35,968	28	954	35,042
Commercial mortgage backed - non-agency	165,675	—	6,312	159,363
Asset backed	77,568	179	795	76,952
Other	38,300	81	1,533	36,848
Total	$1,539,111	$1,774	$126,015	$1,414,870

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,026	$—	$17,955	$179,071
Obligations of states and municipalities	535,229	21	72,047	463,203
Residential mortgage backed - agency	47,074	—	4,836	42,238
Residential mortgage backed - non-agency	284,826	17	18,812	266,031
Commercial mortgage backed - agency	36,151	28	1,294	34,885
Commercial mortgage backed - non-agency	183,454	—	6,393	177,061
Asset backed	79,315	23	1,402	77,936
Other	9,500	—	1,486	8,014
Total	$1,372,575	$89	$124,225	$1,248,439
The investment maturity table below summarizes contractual maturities for our investment securities at June 30, 2024. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.5 years at June 30, 2024. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	June 30, 2024
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	—%	$141,054	1.30%	$25,326	1.36%	$—	—%	$166,380	1.31%
Obligations of states and municipalities	—	—	87,560	2.96	399,572	2.43	227,317	2.68	714,449	2.58
Residential mortgage backed - agency	—	—	20,097	5.75	28,424	2.79	9,583	4.31	58,104	4.07
Residential mortgage backed - non-agency	68,491	4.40	67,340	3.92	141,397	3.94	5,439	5.57	282,667	4.08
Commercial mortgage backed - agency	45	5.80	26,548	5.48	9,375	5.64	—	—	35,968	5.52
Commercial mortgage backed - non-agency	67,421	5.22	93,124	4.24	5,130	1.43	—	—	165,675	4.55
Asset backed	3,437	5.66	35,543	6.58	38,588	6.47	—	—	77,568	6.48
Other	—	—	2,730	8.29	21,197	5.88	14,373	9.15	38,300	7.28
Total	$139,394	4.83%	$473,996	3.42%	$669,009	3.11%	$256,712	3.17%	$1,539,111	3.37%
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

The following tables set forth the composition of our loan portfolio as of the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Commercial real estate	$2,543,668	$1,309,084
Owner-occupied commercial real estate	626,375	131,381
Acquisition, construction & development	479,937	49,091
Commercial & industrial	499,892	67,847
Single family residential (1-4 units)	1,219,984	527,980
Consumer non-real estate and other	246,868	2,373
Loans, gross	5,616,724	2,087,756
Allowance for credit losses	(68,017)	(25,301)
Loans, net	$5,548,707	$2,062,455
The loan portfolio, excluding ACL, at June 30, 2024, increased by $3.53 billion primarily due to the Merger.
The following table shows the maturity distribution for total loans outstanding as of June 30, 2024. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balance of loans is indicated by both fixed and floating rate categories in the table below (in thousands).

	June 30, 2024
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$170,318	$91,571	$971,122	$220,500	$380,129	$380,139	$12,078	$317,811	$2,543,668
Owner-occupied commercial real estate	35,489	30,420	134,344	37,606	110,053	148,311	16,911	113,241	626,375
Acquisition, construction & development	30,348	96,049	64,283	123,809	26,830	21,913	4,564	112,141	479,937
Commercial & industrial	8,626	124,100	108,248	175,872	30,381	50,294	1,486	885	499,892
Total commercial loans	244,781	342,140	1,277,997	557,787	547,393	600,657	35,039	544,078	4,149,872
Single family residential (1-4 units)	14,796	14,007	40,582	18,448	103,257	80,878	457,717	490,299	1,219,984
Consumer non-real estate and other	10,866	132,554	48,449	1,194	15,552	16,709	4,107	17,437	246,868
Total loans	$270,443	$488,701	$1,367,028	$577,429	$666,202	$698,244	$496,863	$1,051,814	$5,616,724
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
The Company’s asset quality remained stable through the second quarter of 2024, but the nonaccrual loan balance increased $29.0 million from December 31, 2023 due to the merger. The Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned as of June 30, 2024, totaled $36.2 million.

The following table summarizes the Company’s non-performing assets as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Non-accrual loans	$32,726	$3,744
90 days past due and still accruing	116	—
Total non-performing loans	32,842	3,744

Other real estate owned	3,334	—

Total non-performing assets	$36,176	$3,744
Allowance for Credit Losses
Refer to the discussion in Note 1. Nature of Business Activities and Significant Accounting Policies in Notes to Consolidated Financial Statements for management’s approach to estimating the ACL.
The Company maintains the ACL at a level deemed adequate by management for expected credit losses. On January 1, 2023, the Company implemented CECL and increased the ACL, previously the allowance for loan losses, with a cumulative-effect adjustment to the ACL for credit losses of $4.4 million, which included a cumulative-effect adjustment to the ACL for off-balance sheet exposures of $274.8 thousand. The Company’s ACL is calculated quarterly with any adjustment recorded to the provision for credit losses in the consolidated Statement of Income. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans, including historical loss experiences, trends in delinquencies, non-performing loans and other risk assets, and qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated.
The Company recorded a provision of $20.1 million and a provision of $310.0 thousand on loans for the three months ended June 30, 2024, and June 30, 2023, respectively, and a provision of $19.4 million and a provision of $0.8 million on loans for the six months ended June 30, 2024, and June 30, 2023, respectively. This additional provision expense was due to an increase in loans that were classified as non-PCD. The Company also recorded a $23.9 million provision to establish an allowance for acquired PCD loans for the quarter ended June 30, 2024.
Gross charged-off loans were $611.0 thousand and $104.0 thousand for the three months ended June 30, 2024, and June 30, 2023, respectively, and $641.0 thousand and $121.0 thousand for the six months ended June 30, 2024, and June 30, 2023, respectively. Gross recoveries totaled $12.0 thousand and $9.0 thousand for the three months ended June 30, 2024, and June 30, 2023, respectively, and $17.0 thousand and $43.0 thousand for the six months ended June 30, 2024, and June 30, 2023, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.21% and 1.30% as of June 30, 2024, and June 30, 2023, respectively.

The following table summarizes the changes in the Company’s credit loss experience by portfolio as of the three and six months ended June 30, 2024, and 2023 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Loans outstanding at end of period	$5,616,724	$2,000,969	$5,616,724	$2,000,969
Balance of allowance at beginning of period	(24,606)	(25,704)	(25,301)	(21,039)
Impact of the adoption of CECL	—		—	(4,125)
Allowance established for acquired PCD Loans	(23,910)	—	(23,910)	—
Loans charged-off:
Commercial real estate	210	—	210	—
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	—	—
Commercial & industrial	146	29	146	29
Residential	37	—	37	—
Consumer non-real estate and other	218	75	248	92
Total loans charged-off	611	104	641	121
Recoveries of loans charged-off:
Commercial real estate	(4)	(3)	(7)	(31)
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Residential	—	(3)	(1)	(6)
Consumer non-real estate and other	(8)	(3)	(9)	(6)
Total recoveries of loans charged-off	(12)	(9)	(17)	(43)
Net loan charge-offs (recoveries)	599	95	624	78
Provision for (recapture of) credit losses for the period	20,100	310	19,430	833
Ending allowance	$(68,017)	$(25,919)	$(68,017)	$(25,919)

Average loans outstanding during the period	$4,481,993	$2,002,482	$3,283,909	$1,961,309
Allowance coverage ratio (1)	1.21%	1.30%	1.21%	1.30%
Net charge-offs to average outstanding loans during the period (2)	0.01	0.00	0.02	0.00
Allowance for credit losses as a percentage of non-performing loans (3)	207.10	886.73	207.10	886.73
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

The following table summarizes the ACL by portfolio with a comparison of the percentage composition in relation to total ACL and allowance for credit losses and total loans as of June 30, 2024, and December 31, 2023 (dollars in thousands).

	June 30, 2024
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated ACL	Percent of Loans in Each Category to Total Loans
Commercial real estate	$27,304	40.14%	45.29%
Owner-occupied commercial real estate	5,040	7.41	11.15
Acquisition, construction & development	18,639	27.40	8.54
Commercial & industrial	4,768	7.01	8.90
Residential	11,648	17.13	21.72
Consumer non-real estate and other	618	0.91	4.40
Total	$68,017	100.00%	100.00%

	December 31, 2023
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$20,633	81.56%	62.71%
Owner-occupied commercial real estate	783	3.09	6.29
Acquisition, construction & development	368	1.45	2.35
Commercial & industrial	645	2.55	3.25
Residential	2,797	11.05	25.29
Consumer non-real estate and other	75	0.30	0.11
Total	$25,301	100.00%	100.00%
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
Funding Activities
The Company’s funding activities are monitored and governed through the Company’s asset/liability management process. Deposits are the primary source of funds for lending and investing activities; however, the Company will use borrowings to meet liquidity needs and for temporary funding. The Company has available secured lines of credit with the Federal Reserve Bank of Richmond, such as the Borrower-In-Custody program, the FHLB of Atlanta, and unsecured federal funds lines of credit from correspondent banking relationships. The Company also utilizes brokered time deposits. For more discussion of brokered time deposits, see the Deposits heading below this section.
As of June 30, 2024, the Company has available unused borrowing capacity of $2.2 billion through its available lines of credit with the FHLB of Atlanta, the Federal Reserve Borrower-In-Custody Program line, and unsecured federal fund lines of credit from correspondent banking relationships. Advances on credit lines are secured by both securities and loans.
The following table shows certain information regarding short-term borrowings as of the three months ended June 30, 2024, and December 31, 2023, respectively (dollars in thousands):

Balance at end of period	June 30, 2024	December 31, 2023
Short-term borrowings	$285,161	$272,000
Weighted average interest yield at end of period	4.38%	4.75%
The following table shows certain information regarding long-term debt as of the three months ended June 30, 2024, and December 31, 2023, respectively (dollars in thousands):

Balance at end of period	June 30, 2024	December 31, 2023
Subordinated debentures, net	$92,178	$—
Subordinated debentures owed to unconsolidated subsidiary trusts	16,886	—
Total long-term debt	$109,064	$—

Weighted average interest yield at end of period	10.30%	N/A
Deposits
Total deposits increased by $3.6 billion from December 31, 2023, to June 30, 2024, primarily due to the completion of the Merger with Summit. The Company has brokered time deposits that amounted to $403.7 million as of June 30, 2024, and $389.0 million at December 31, 2023. The following table sets forth the balance of each category of deposits as of the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
	Balance	Balance
Demand, non-interest-bearing	$1,397,030	$830,320
Demand, interest-bearing	2,507,259	509,646
Money market and savings	1,396,839	925,853
Brokered deposits	403,668	389,011
Time deposits, other	934,775	347,051
Total interest-bearing	5,242,541	2,171,561
Total deposits	$6,639,571	$3,001,881
The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 in the amounts of $1.9 billion and $677.3 million at June 30, 2024, and December 31, 2023, respectively, with the increase being primarily attributable to the Merger.

The following table sets forth maturity ranges of time deposits as of June 30, 2024, that meet or exceed the FDIC insurance limit (in thousands).

June 30, 2024
Due within 3 months or less	$100,355
Due after 3 months and within 6 months	97,881
Due after 6 months and within 12 months	32,755
Due after 12 months	16,128
Total uninsured, time deposits	$247,119
Shareholders’ Equity
Total shareholders’ equity at June 30, 2024, was $693.1 million, compared to $314.8 million at December 31, 2023. Shareholders’ equity increased by $378.4 million mostly due to the Merger since December 31, 2023. Accumulated other comprehensive income/(loss) decreased $3.1 million from December 31, 2023, to June 30, 2024, from $(103.5) million to $(100.4) million.

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
The following tables demonstrate the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock”, in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected income over the next 12 months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months.

	As of June 30, 2024	As of December 31, 2023
Change in Interest Rates (in Basis Points)	Percentage Change in Earnings	Percentage Change in Earnings
200	(0.6)%	0.9%
100	0.1	1.2
(100)	0.1	(1.0)
(200)	0.3	(0.8)
(300)	0.5	(0.3)
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at June 30, 2024, and December 31, 2023.

	As of June 30, 2024	As of December 31, 2023
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
200	(3.5)%	(12.1)%
100	(0.8)	(5.8)
(100)	(0.5)	2.3
(200)	(4.2)	1.7
(300)	(10.3)	(1.8)

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.
Effective on May 3, 2024, Burke & Herbert completed its Merger with Summit. During the second quarter of 2024, management commenced an evaluation of the design and operating effectiveness of internal controls over financial reporting related to the Summit acquired business. The evaluation of changes to processes, technology systems, and other components of internal control over financial reporting related to the Summit acquired business is ongoing. Except for the changes made in connection with the Merger, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
(c) Insider Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.     Exhibits

Exhibit No.	Description
2.1*
Agreement and Plan of Reorganization between Burke & Herbert Financial Services Corp. and Summit Financial Group, Inc., dated as of August 24, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 filed October 2, 2023)

3.1#	Articles of Incorporation Burke & Herbert Financial Services Corp. as amended
3.2*	Bylaws of Burke & Herbert Financial Services Corp. as amended (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-Q filed May 10, 2024)
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
Employment Agreement, dated as of August 24, 2023, by and between Burke & Herbert Bank & Trust Company and H. Charles Maddy, III (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on 8-K Filed on May 3, 2024)

10.2*†	Burke & Herbert Bank 2024-2025 Merger Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on 8-K Filed on May 3, 2024)
10.3*†
Burke & Herbert Bank 2024-2025 Merger Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on 8-K Filed on May 3, 2024)

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

Date: August 13, 2024

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chief Executive Officer

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President, Chief Financial Officer