Form 10-Q
period 2024-09-30
Burke & Herbert Financial Services Corp.
filed 2024-11-13
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 11, 2024, there were 14,967,726 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information
Item 1.     Financial Statements
Burke & Herbert Financial Services Corp. Consolidated Financial Statements:

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Cash and due from banks	$44,902	$8,896
Interest-earning deposits with banks	246,863	35,602
Cash and cash equivalents	291,765	44,498
Securities available-for-sale, at fair value	1,436,431	1,248,439
Restricted stock, at cost	16,832	5,964
Loans held-for-sale, at fair value	4,216	1,497
Loans	5,574,037	2,087,756
Allowance for credit losses	(67,817)	(25,301)
Net loans	5,506,220	2,062,455
Premises and equipment, net	134,770	61,128
Other real estate owned	2,576	—
Accrued interest receivable	32,791	15,895
Intangible assets	61,598	—
Goodwill	32,783	—
Company-owned life insurance	182,380	94,159
Other assets	162,551	83,544
Total Assets	$7,864,913	$3,617,579

Liabilities and Shareholders’ Equity
Liabilities
Non-interest-bearing deposits	$1,392,123	$830,320
Interest-bearing deposits	5,208,702	2,171,561
Total deposits	6,600,825	3,001,881
Short-term borrowings	320,163	272,000
Subordinated debentures, net	93,532	—
Subordinated debentures owed to unconsolidated subsidiary trusts	16,950	—
Accrued interest and other liabilities	95,384	28,948
Total Liabilities	7,126,854	3,302,829

Commitments and contingent liabilities (see Note 10)

Shareholders’ Equity
Preferred stock and related surplus, $1.00 par value per share; 2,000,000 shares authorized; 1,500 shares issued and outstanding at September 30, 2024; no shares issued and outstanding at December 31, 2023	10,413	—
Common Stock	7,767	4,000
$0.50 par value; 40,000,000 shares authorized, 15,534,293 shares issued and 14,963,003 shares outstanding at September 30, 2024; 20,000,000 shares authorized, 8,000,000 shares issued and 7,428,710 shares outstanding at December 31, 2023

Common stock, additional paid-in capital	400,377	14,495
Retained earnings	422,844	427,333
Accumulated other comprehensive income (loss)	(75,758)	(103,494)
Treasury stock	(27,584)	(27,584)
571,290 shares, at cost, at September 30, 2024, and 571,290 shares, at cost, at December 31, 2023
Total Shareholders’ Equity	738,059	314,750
Total Liabilities and Shareholders’ Equity	$7,864,913	$3,617,579

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income
Taxable loans, including fees	$103,682	$26,425	$213,400	$74,485
Tax-exempt loans, including fees	48	—	81	—
Taxable securities	10,076	8,909	29,949	28,130
Tax-exempt securities	3,135	1,376	7,052	4,243
Other interest income	1,585	562	2,886	1,858
Total interest income	118,526	37,272	253,368	108,716
Interest expense
Deposits	39,441	11,277	82,745	26,708
Short-term borrowings	3,080	3,078	10,806	10,495
Subordinated debt	2,798	—	4,658	—
Other interest expense	28	28	84	58
Total interest expense	45,347	14,383	98,293	37,261
Net interest income	73,179	22,889	155,075	71,455

Credit loss expense - loans	85	200	19,515	1,034
Credit loss expense (recapture) - off-balance sheet credit exposures	62	35	3,872	(70)
Total provision for credit losses	147	235	23,387	964
Net interest income after credit loss expense	73,032	22,654	131,688	70,491

Non-interest income
Fiduciary and wealth management	2,352	1,354	5,982	3,996
Service charges and fees	5,453	1,583	11,147	4,959
Net gains (losses) on securities	—	(1)	613	(112)
Income from company-owned life insurance	1,330	589	2,799	1,720
Other non-interest income	1,481	764	3,834	2,565
Total non-interest income	10,616	4,289	24,375	13,128

Non-interest expense
Salaries and wages	20,858	9,867	51,271	29,283
Pensions and other employee benefits	4,678	2,242	12,346	7,116
Occupancy	3,412	1,462	7,947	4,464
Equipment rentals, depreciation and maintenance	4,699	1,435	18,643	4,231
Other operating	17,179	7,417	46,216	19,042
Total non-interest expense	50,826	22,423	136,423	64,136

Income before income taxes	32,822	4,520	19,640	19,483
Income tax expense	5,200	464	3,725	1,869

Net income	27,622	4,056	15,915	17,614
Preferred stock dividends	225	—	450	—
Net income applicable to common shares	$27,397	$4,056	$15,465	$17,614

Earnings per common share:
Basic	$1.83	$0.55	$1.34	$2.37
Diluted	1.82	0.55	1.33	2.35
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$27,622	$4,056	$15,915	$17,614
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gain (loss) arising during period, net of tax of ($7,610) and $5,392 for the three months ended September 30, 2024, and September 30, 2023, respectively, net of tax of ($7,714) and $2,212 for the nine months ended September 30, 2024, and September 30, 2023, respectively	28,628	(20,285)	29,019	(8,322)
Reclassification adjustment for loss (gain) on securities, net of tax of $0 and $0 for the three months ended September 30, 2024, and September 30, 2023, respectively, net of tax of $129 and ($23) for the nine months ended September 30, 2024, and September 30, 2023, respectively	—	—	(484)	88
Reclassification adjustment for loss (gain) on fair value hedge, net of tax of $9 and $9 for the three months ended September 30, 2024, and September 30, 2023, respectively, net of tax of $25 and ($224) for the nine months ended September 30, 2024, and September 30, 2023, respectively	(32)	(32)	(95)	842
Unrealized gain (loss) on cash flow hedge:
Unrealized holding gain (loss) on cash flow hedge, net of tax of $816 and $10 for the three months ended September 30, 2024, and September 30, 2023, respectively, net of tax of ($128) and $71 for the nine months ended September 30, 2024, and September 30, 2023, respectively	(3,071)	(38)	483	(267)
Reclassification adjustment for losses (gains) included in net income, net of tax $227 and ($99) for the three months ended September 30, 2024, and September 30, 2023, respectively, net of tax of $315 and ($264) for the nine months ended September 30, 2024, and September 30, 2023, respectively	(853)	373	(1,187)	995
Total other comprehensive income (loss)	24,672	(19,982)	27,736	(6,664)
Comprehensive income (loss)	$52,294	$(15,926)	$43,651	$10,950

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2024, and 2023
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance June 30, 2024	$10,413	14,932,169	$7,752	$399,553	$403,422	$(100,430)	$(27,584)	$693,126
Net income	—	—	—	—	27,622	—	—	27,622
Other comprehensive income (loss)	—	—	—	—	—	24,672	—	24,672
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(7,921)	—	—	(7,921)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	30,834	15	824	(54)	—	—	785
Balance September 30, 2024	$10,413	14,963,003	$7,767	$400,377	$422,844	$(75,758)	$(27,584)	$738,059

Balance June 30, 2023	$—	7,428,710	$4,000	$13,208	$426,625	$(126,177)	$(27,584)	$290,072
Net income	—	—	—	—	4,056	—	—	4,056
Other comprehensive income (loss)	—	—	—	—	—	(19,982)	—	(19,982)
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(3,937)	—	—	(3,937)
Share-based compensation expense, net	—	—	—	610	—	—	—	610
Balance September 30, 2023	$—	7,428,710	$4,000	$13,818	$426,744	$(146,159)	$(27,584)	$270,819
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2024, and 2023
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance December 31, 2023	$—	7,428,710	$4,000	$14,495	$427,333	$(103,494)	$(27,584)	$314,750
Acquisition of Summit Financial Group, Inc.	10,413	7,405,772	3,703	383,329	—	—	—	397,445
Net income	—	—	—	—	15,915	—	—	15,915
Other comprehensive income (loss)	—	—	—	—	—	27,736	—	27,736
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(19,729)	—	—	(19,729)
Preferred stock cash dividends, declared	—	—	—	—	(450)	—	—	(450)
Share-based compensation expense, net	—	128,521	64	2,553	(225)	—	—	2,392
Balance September 30, 2024	$10,413	14,963,003	$7,767	$400,377	$422,844	$(75,758)	$(27,584)	$738,059

Balance December 31, 2022	$—	7,425,760	$4,000	$12,282	$424,391	$(139,495)	$(27,725)	$273,453
Cumulative effect adjustment due to the adoption of CECL, net of tax	—	—	—	—	(3,439)	—	—	(3,439)
Net income	—	—	—	—	17,614	—	—	17,614
Other comprehensive income (loss)	—	—	—	—	—	(6,664)	—	(6,664)
(Purchase) sale of treasury stock, net	—	2,950	—	—	—	—	141	141
Common stock cash dividends, declared	—	—	—	—	(11,809)	—	—	(11,809)
Share-based compensation expense, net	—	—	—	1,536	(13)	—	—	1,523
Balance September 30, 2023	$—	7,428,710	$4,000	$13,818	$426,744	$(146,159)	$(27,584)	$270,819
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net Income	$15,915	$17,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	4,130	2,050
Amortization of other intangible assets	7,204	—
Amortization on assumed liabilities	6,324	—
Accretion income related to acquired loans	(28,836)	—
Amortization of housing tax credits	4,117	4,194
Realized (gain) loss on sales of available-for-sale securities	(613)	112
Realized (gain) on sales of OREO property	(172)	—
Provision for credit losses	23,387	964
Income from company-owned life insurance	(2,799)	(1,720)
Deferred tax (benefit)	(41,052)	(2,101)
Loss on disposal of fixed assets	1,167	—
Accretion of securities	(2,743)	(1,210)
Amortization of securities	7,072	6,922
Share-based compensation expense	2,184	1,798
Repayment of operating lease liabilities	(2,013)	(2,393)
(Gain) on loans held-for-sale	(297)	(79)
Proceeds from sale of loans held-for-sale	28,002	7,243
Change in fair value of loans held-for-sale	28	6
Originations of loans held-for-sale	(30,452)	(10,181)
(Increase) in accrued interest receivable	(104)	(117)
(Increase) decrease in other assets	(43,413)	2,904
Increase in accrued interest payable and other liabilities	61,882	6,329
Net cash flows provided by operating activities	$8,918	$32,335

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	190,224	76,053
Proceeds from sale of securities available-for-sale, net	365,990	77,780
Purchases of securities available-for-sale, net	(530,863)	(23,321)
Cash (paid) from merger, net	(750)	—
Sales of restricted stock	24,914	27,447
Purchases of restricted stock	(35,781)	(18,250)
Purchases of property and equipment, net of disposals	(4,273)	(6,394)
(Purchase of) proceeds from company-owned life insurance	2,213	(6)
(Increase) decrease in loans made to customers, net	190,979	(183,395)
Net cash flows provided by (used in) investing activities	$202,653	$(50,086)

Cash Flows from Financing Activities
Net (decrease) in non-interest-bearing accounts	(19,833)	(107,307)
Net increase (decrease) in interest-bearing accounts	(85,295)	172,525
Net increase (decrease) in other short-term borrowings	158,485	(44,100)
Repayment of finance lease liabilities	(161)	(130)
Cash dividends paid	(20,179)	(11,809)
Proceeds from employee stock purchase program	62	—
Issuance of common stock	2,617	—

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

Sale of treasury stock	—	141
Net cash flows provided by financing activities	$35,696	$9,320
Increase (decrease) in cash and cash equivalents	247,267	(8,431)
Cash and cash equivalents
Beginning of period	44,498	50,295
End of period	$291,765	$41,864

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$78,835	$25,454
Interest paid on short-term borrowings	19,157	6,860
Interest paid on subordinated debt and trust preferred securities	4,658	—
Interest paid on finance leases	83	58
Income taxes	775	445
Change in unrealized gains on available-for-sale securities	36,265	(10,422)
Lease liability arising from obtaining right-of-use assets	11,130	1,214
Common stock issued for merger, net	387,032	—
Preferred stock issued for merger, net	10,413	—
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

The Bank’s primary market area includes northern Virginia and West Virginia, and it has over 75 branches and commercial loan offices across Delaware, Kentucky, Maryland, Virginia, and West Virginia. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.

Basis of Presentation
The accompanying consolidated financial statements include Burke & Herbert Financial Services Corp. and its wholly owned subsidiary Burke & Herbert Bank & Trust Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with applicable quarterly reporting regulations of the U.S. Securities and Exchange Commission (“SEC”). The accounting and reporting policies of the Company conform to GAAP and reflect practices of the banking industry. They do not include all of the information and notes required by GAAP for complete financial statements. As such, these unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ending December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2024, and as amended on April 12, 2024.
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
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for any other interim period or for the full year. All December 31, 2023, amounts and disclosures included in this quarterly report were derived from the Company’s audited consolidated financial statements. Certain items in the prior period have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or on shareholders’ equity.
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
Note 2— Securities
The carrying amount of available-for-sale (“AFS”) securities and their approximate fair values at September 30, 2024, and December 31, 2023, are summarized as follows (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$166,000	$—	$13,383	$152,617
Obligations of states and municipalities	713,040	3,986	61,380	655,646
Residential mortgage backed - agency	57,563	793	3,590	54,766
Residential mortgage backed - non-agency	285,808	1,613	9,945	277,476
Commercial mortgage backed - agency	34,848	42	840	34,050
Commercial mortgage backed - non-agency	157,569	—	3,875	153,694
Asset-backed	71,073	229	667	70,635
Other	38,401	428	1,282	37,547
Total	$1,524,302	$7,091	$94,962	$1,436,431

Note 2— Securities (continued)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,026	$—	$17,955	$179,071
Obligations of states and municipalities	535,229	21	72,047	463,203
Residential mortgage backed - agency	47,074	—	4,836	42,238
Residential mortgage backed - non-agency	284,826	17	18,812	266,031
Commercial mortgage backed - agency	36,151	28	1,294	34,885
Commercial mortgage backed - non-agency	183,454	—	6,393	177,061
Asset-backed	79,315	23	1,402	77,936
Other	9,500	—	1,486	8,014
Total	$1,372,575	$89	$124,225	$1,248,439
At September 30, 2024, and December 31, 2023, AFS securities with amortized costs of $1.2 billion and $826.5 million, respectively, and with estimated fair values of $1.1 billion and $742.5 million, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.
The proceeds from sales, calls, and maturities of debt securities available-for-sale, including principal payments received, and the related gross gains and losses realized, for the nine months ended September 30, 2024, and September 30, 2023, were as follows (in thousands):

	Proceeds from			Gross realized
Nine months ended September 30,	Sales	Calls and maturities	Principal Payments	Gains	Losses
2024	$365,990	$38,137	$152,087	$2,637	$2,024
2023	77,780	1,427	76,187	772	884

The tax benefit (provision) related to these net realized gains and losses for September 30, 2024, and September 30, 2023, was ($128.7) thousand, and $23.5 thousand, respectively.
The maturities of AFS securities at September 30, 2024, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

	September 30, 2024
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$166,000	$—	$—	$166,000
Obligations of states and municipalities	—	145,926	395,005	172,109	713,040
Residential mortgage backed - agency	490	19,427	28,117	9,529	57,563
Residential mortgage backed - non-agency	47,696	78,607	123,102	36,403	285,808
Commercial mortgage backed - agency	32	25,752	9,064	—	34,848
Commercial mortgage backed - non-agency	91,673	60,771	5,125	—	157,569
Asset-backed	5,551	39,747	25,775	—	71,073
Other	—	2,741	21,263	14,397	38,401
Total	$145,442	$538,971	$607,451	$232,438	$1,524,302

Note 2— Securities (continued)

	September 30, 2024
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$152,617	$—	$—	$152,617
Obligations of states and municipalities	—	141,900	362,826	150,920	655,646
Residential mortgage backed - agency	513	19,079	24,940	10,234	54,766
Residential mortgage backed - non-agency	47,513	75,542	117,237	37,184	277,476
Commercial mortgage backed - agency	32	25,182	8,836	—	34,050
Commercial mortgage backed - non-agency	90,456	58,876	4,362	—	153,694
Asset-backed	5,528	39,588	25,519	—	70,635
Other	—	2,850	20,355	14,342	37,547
Total	$144,042	$515,634	$564,075	$212,680	$1,436,431
At September 30, 2024, and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024, and December 31, 2023.
AFS securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	September 30, 2024
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$152,618	$13,383	$13,383
Obligations of states and municipalities	14,635	863	456,489	60,517	61,380
Residential mortgage backed - agency	—	—	43,091	3,590	3,590
Residential mortgage backed - non-agency	11,589	55	163,733	9,890	9,945
Commercial mortgage backed - agency	1,361	32	29,576	808	840
Commercial mortgage backed - non-agency	10,798	105	142,896	3,770	3,875
Asset-backed	15,134	19	33,552	648	667
Other	21,808	131	8,349	1,151	1,282
Total	$75,325	$1,205	$1,030,304	$93,757	$94,962

Note 2— Securities (continued)

	December 31, 2023
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$179,071	$17,955	$17,955
Obligations of states and municipalities	501	14	458,113	72,033	72,047
Residential mortgage backed - agency	36	—	42,203	4,836	4,836
Residential mortgage backed - non-agency	632	2	263,184	18,810	18,812
Commercial mortgage backed - agency	—	—	34,080	1,294	1,294
Commercial mortgage backed - non-agency	23,437	254	153,625	6,139	6,393
Asset-backed	3,721	9	56,106	1,393	1,402
Other	—	—	8,014	1,486	1,486
Total	$28,327	$279	$1,194,396	$123,946	$124,225
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
The Company did not record an ACL on the AFS securities as of September 30, 2024, or December 31, 2023. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 383 securities in an unrealized loss position as of September 30, 2024. The Company has evaluated AFS securities in an unrealized loss position for credit-related impairment at September 30, 2024, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at September 30, 2024.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At September 30, 2024, the unrealized losses associated with 11 U.S. Treasuries and Government Agency securities, 14 Residential Mortgage Backed – Agency securities, and 14 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided

Note 2— Securities (continued)
by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2024.
Securities of U.S. States and Municipalities
At September 30, 2024, the unrealized losses associated with 212 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These securities are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2024.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At September 30, 2024, the unrealized losses associated with 69 Residential Mortgage Backed – Non-Agency securities and 30 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2024.
Asset-Backed Securities
At September 30, 2024, the unrealized losses associated with 21 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2024.
Other Securities
At September 30, 2024, the unrealized losses associated with 12 securities were primarily driven by interest rates and not the credit quality of the securities. These investments were underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2024.
Restricted stock, at cost
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $16.8 million and $5.9 million at September 30, 2024, and December 31, 2023, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be impaired at September 30, 2024, and no impairment has been recognized. FHLB stock is included in a separate line item, Restricted stock, at cost on the Consolidated Balance Sheets and is not part of the Company’s AFS securities portfolio. The Company’s Restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $111 thousand at September 30, 2024, and $50 thousand at December 31, 2023, which is carried at cost and is not impaired at September 30, 2024.
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
Loan balances as of September 30, 2024, and December 31, 2023, by portfolio segment were as follows (in thousands):

	September 30, 2024	December 31, 2023
Commercial real estate	$2,526,945	$1,309,084
Owner-occupied commercial real estate	637,175	131,381
Acquisition, construction & development	447,449	49,091
Commercial & industrial	562,653	67,847
Single family residential (1-4 units)	1,197,245	527,980
Consumer non-real estate and other	202,570	2,373
Loans, gross	5,574,037	2,087,756
Allowance for credit losses	(67,817)	(25,301)
Loans, net	$5,506,220	$2,062,455
Net deferred loan fees included in the above loan categories totaled $3.4 million and $3.5 million at September 30, 2024, and December 31, 2023, respectively.
Note 4— Allowance for Credit Losses
On January 1, 2023, the Company adopted the CECL methodology as required under Accounting Standards Codification (“ASC”) 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. All information presented as of September 30, 2024, is in accordance with ASC 326.
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

Note 4— Allowance for Credit Losses (continued)
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
The following tables present the activity in the ACL for the three months and nine months ended September 30, 2024, and for the three months and nine months ended September 30, 2023, including the impact of the adoption of CECL for the nine months ended September 30, 2023, and the impact of the allowance established for PCD loans for the three months and nine months ended September 30, 2024, (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
Three months ended
September 30, 2024
Balance, beginning of period	$27,304	$5,040	$18,639	$4,768	$11,648	$618	$—	$68,017
Provision for (recapture of) credit losses	(1,516)	(1,073)	3,084	425	(1,006)	171	—	85
Charge-offs	—	—	—	(32)	(67)	(206)	—	(305)
Recoveries	3	—	—	9	1	7	—	20
Balance, end of period	$25,791	$3,967	$21,723	$5,170	$10,576	$590	$—	$67,817

September 30, 2023
Balance, beginning of period	$18,639	$719	$1,319	$612	$4,520	$110	$—	$25,919
Provision for (recapture of) credit losses	969	66	446	(95)	(1,135)	(51)	—	200
Charge-offs	—	—	—	—	—	(13)	—	(13)
Recoveries	4	—	—	—	1	—	—	5
Balance, end of period	$19,612	$785	$1,765	$517	$3,386	$46	$—	$26,111

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
Nine months ended
September 30, 2024
Balance, beginning of period	$20,633	$783	$368	$645	$2,797	$75	$—	$25,301
Allowance established for acquired PCD loans	7,503	1,931	5,968	5,684	2,608	216	—	23,910
Provision for (recapture of) credit losses	(2,145)	1,253	15,387	(990)	5,273	737	—	19,515
Charge-offs	(210)	—	—	(178)	(104)	(455)	—	(947)
Recoveries	10	—	—	9	2	17	—	38
Balance, end of period	$25,791	$3,967	$21,723	$5,170	$10,576	$590	$—	$67,817

September 30, 2023
Balance, beginning of period	$15,477	$635	$2,082	$438	$2,379	$28	$—	$21,039
Impact of adoption CECL	2,686	(6)	(640)	237	1,661	187	—	4,125
Provision for (recapture of) credit losses	1,414	156	323	(129)	(661)	(70)	—	1,033
Charge-offs	—	—	—	(29)	—	(105)	—	(134)
Recoveries	35	—	—	—	7	6	—	48
Balance, end of period	$19,612	$785	$1,765	$517	$3,386	$46	$—	$26,111

Note 4— Allowance for Credit Losses (continued)
The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. The following table presents the aging of the recorded investment in past due loans as of September 30, 2024, and December 31, 2023, by portfolio segment (in thousands):

	September 30, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$8,797	$86	$8,674	$17,557	$2,509,388	$2,526,945	$—	$19,967
Owner-occupied commercial real estate	617	3,864	2,349	6,830	630,345	637,175	—	6,233
Acquisition, construction & development	2,812	672	95	3,579	443,870	447,449	—	434
Commercial & industrial	1,352	910	600	2,862	559,791	562,653	—	1,090
Single family residential (1-4 units)	4,633	3,021	1,307	8,961	1,188,284	1,197,245	—	7,392
Consumer non-real estate and other	516	188	659	1,363	201,207	202,570	—	756
Total	$18,727	$8,741	$13,684	$41,152	$5,532,885	$5,574,037	$—	$35,872

	December 31, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$10,496	$—	$—	$10,496	$1,298,588	$1,309,084	$—	$—
Owner-occupied commercial real estate	—	—	790	790	130,591	131,381	—	1,000
Acquisition, construction & development	—	—	—	—	49,091	49,091	—	—
Commercial & industrial	195	364	—	559	67,288	67,847	—	—
Single family residential (1-4 units)	1,657	289	1,532	3,478	524,502	527,980	—	2,744
Consumer non-real estate and other	3	—	—	3	2,370	2,373	—	—
Total	$12,351	$653	$2,322	$15,326	$2,072,430	$2,087,756	$—	$3,744
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024
	Term Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate
Pass	$91,379	$354,858	$518,552	$344,738	$156,431	$674,628	$57,653	$2,198,239
Special Mention	—	28,998	37,579	43,964	17,127	41,560	7,369	176,597
Substandard	—	2,224	29,827	38,493	9,854	71,530	181	152,109
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$91,379	$386,080	$585,958	$427,195	$183,412	$787,718	$65,203	$2,526,945

Year to date gross charge-offs	$—	$—	$—	$—	$—	$210	$—	$210

Owner-occupied commercial real estate
Pass	$47,364	$74,592	$93,346	$141,148	$38,464	$192,686	$17,155	$604,755
Special Mention	—	—	—	11,245	2,754	1,288	—	15,287
Substandard	—	—	5,268	1,496	6,123	3,925	—	16,812
Doubtful	—	—	—	—	—	321	—	321
Loss	—	—	—	—	—	—	—	—
Total	$47,364	$74,592	$98,614	$153,889	$47,341	$198,220	$17,155	$637,175

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Acquisition, construction & development
Pass	$23,785	$95,048	$92,504	$149,581	$4,137	$17,807	$11,445	$394,307
Special Mention	—	13,014	—	—	144	—	—	13,158
Substandard	—	79	15,893	3,148	20,458	67	—	39,645
Doubtful	—	—	—	—	—	339	—	339
Loss	—	—	—	—	—	—	—	—
Total	$23,785	$108,141	$108,397	$152,729	$24,739	$18,213	$11,445	$447,449

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$88,084	$60,177	$58,895	$31,648	$11,848	$13,975	$245,869	$510,496
Special Mention	388	—	18,601	12,603	—	—	868	32,460
Substandard	40	296	4,673	1,748	543	1,801	10,596	19,697
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$88,512	$60,473	$82,169	$45,999	$12,391	$15,776	$257,333	$562,653

Year to date gross charge-offs	$—	$10	$72	$87	$—	$9	$—	$178

Single family residential (1-4 units)
Pass	$75,618	$161,352	$218,954	$154,757	$80,328	$360,343	$138,285	$1,189,637
Special Mention	—	—	—	—	—	216	—	216
Substandard	—	603	899	612	614	4,601	63	7,392
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$75,618	$161,955	$219,853	$155,369	$80,942	$365,160	$138,348	$1,197,245

Note 4— Allowance for Credit Losses (continued)

Year to date gross charge-offs	$—	$39	$28	$—	$—	$37	$—	$104

Consumer non-real estate and other
Pass	$23,496	$15,588	$15,710	$8,832	$8,294	$19,369	$107,598	$198,887
Special Mention	—	—	1,149	—	—	—	—	1,149
Substandard	275	157	1,410	11	—	647	24	2,524
Doubtful	—	—	—	6	4	—	—	10
Loss	—	—	—	—	—	—	—	—
Total	$23,771	$15,745	$18,269	$8,849	$8,298	$20,016	$107,622	$202,570

Year to date gross charge-offs	$378	$39	$17	$1	$—	$20	$—	$455

Totals	$350,429	$806,986	$1,113,260	$944,030	$357,123	$1,405,103	$597,106	$5,574,037

	December 31, 2023
	Term Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate
Pass	$195,857	$261,817	$166,253	$22,791	$75,170	$416,774	$36,761	$1,175,423
Special Mention	—	12,235	35,449	—	4,876	—	—	52,560
Substandard	—	15,420	12,847	—	2,209	50,625	—	81,101
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$195,857	$289,472	$214,549	$22,791	$82,255	$467,399	$36,761	$1,309,084

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied commercial real estate
Pass	$9,309	$31,725	$11,229	$14,103	$10,279	$43,616	$6,184	$126,445
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	532	—	—	—	4,404	—	4,936
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$9,309	$32,257	$11,229	$14,103	$10,279	$48,020	$6,184	$131,381

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Acquisition, construction & development
Pass	$8,535	$24,286	$13,698	$—	$728	$241	$1,603	$49,091
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$8,535	$24,286	$13,698	$—	$728	$241	$1,603	$49,091

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$29,111	$15,204	$4,344	$162	$15	$1,335	$16,854	$67,025
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	822	—	—	—	—	822
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$29,111	$15,204	$5,166	$162	$15	$1,335	$16,854	$67,847

Year to date gross charge-offs	$—	$—	$—	$29	$—	$—	$—	$29

Single family residential (1-4 units)

Note 4— Allowance for Credit Losses (continued)

Pass	$78,222	$122,067	$60,202	$32,158	$40,938	$137,376	$54,273	$525,236
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	291	243	—	2,171	39	2,744
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$78,222	$122,067	$60,493	$32,401	$40,938	$139,547	$54,312	$527,980

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer non-real estate and other
Pass	$334	$150	$43	$151	$386	$325	$984	$2,373
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$334	$150	$43	$151	$386	$325	$984	$2,373

Year to date gross charge-offs	$—	$165	$—	$—	$—	$—	$—	$165

Totals	$321,368	$483,436	$305,178	$69,608	$134,601	$656,867	$116,698	$2,087,756

Note 4— Allowance for Credit Losses (continued)
The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
September 30, 2024
Commercial real estate	$7,994	$5,326	$12,745	$20,739	$5,326
Owner-occupied commercial real estate	321	244	2,142	2,463	244
Acquisition, construction & development	576	343	—	576	343
Commercial & industrial	—	—	356	356	—
Single family residential (1-4 units)	907	36	3,453	4,360	36
Consumer non-real estate and other	—	—	—	—	—
Total	$9,798	$5,949	$18,696	$28,494	$5,949

	December 31, 2023
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2023
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	1,000	1,000	—
Acquisition, construction & development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Single family residential (1-4 units)	—	—	2,744	2,744	—
Consumer non-real estate and other	—	—	—	—	—
Total	$—	$—	$3,744	$3,744	$—
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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on

Note 4— Allowance for Credit Losses (continued)
an individual loan. For the three and nine months ended September 30, 2024, and for the year ended, December 31, 2023, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
Other Real Estate Owned
Real estate owned activity was as follows for the nine months ended September 30, 2024, and for the year ended, December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Beginning balance	$—	$—
Loans acquired/transferred to real estate owned	3,334	—
Capital expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	(758)	—

End of period balance	$2,576	$—
Note 5— Deposits
The aggregate amount of time deposits that meet or exceed the FDIC Insurance Limit of $250,000, was approximately $265.1 million and $92.3 million on September 30, 2024, and December 31, 2023, respectively. Brokered time deposits, which are fully insured, totaled $345.3 million and $389.0 million as of September 30, 2024, and December 31, 2023, respectively. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $36.5 million at September 30, 2024, compared to $24.2 million at December 31, 2023.
At September 30, 2024, the scheduled maturities of time deposits for the remaining three months ending December 31, 2024, the following five years, and for the years thereafter, were as follows (in thousands):

As of September 30, 2024
Remaining three months ending, December 31, 2024	$450,696
2025	598,419
2026	112,524
2027	60,348
2028	85,382
2029	4,923
Thereafter	4,307
Total	$1,316,599
At September 30, 2024, and December 31, 2023, amounts included in time deposits for individual retirement accounts totaled $121.0 million and $28.5 million, respectively.
Overdrafts of $1.3 million and $110 thousand were reclassified to loans as of September 30, 2024, and the year ended December 31, 2023, respectively.
Note 6— Borrowed Funds
Short-term borrowings
The Company had borrowings of $320.2 million and $272.0 million at September 30, 2024, and December 31, 2023, respectively. At September 30, 2024, the interest rate on this debt ranged from 4.87% to 4.90%. At December 31, 2023, the interest rate on this debt ranged from 4.38% to 5.57%. The average balance outstanding during the nine months ending September 30, 2024, and the year ending December 31, 2023, was $323.5 million and $293.9 million, respectively. The Company has a finance lease liability that is not included in these balances - see Note 7 - Leased Property for a discussion of this liability that is included in the accrued interest and other liabilities line in the Consolidated Balance Sheets.

Note 6— Borrowed Funds (continued)
The Company has available secured lines of credit with the Federal Reserve Bank of Richmond, such as the Borrower-In-Custody program, the FHLB of Atlanta, and unsecured federal funds lines of credit from correspondent banking relationships. Through these sources, the Company has unused capacity of $2.4 billion in remaining borrowing capacity as of September 30, 2024. The advances on credit lines are secured by both securities and loans. The lendable collateral value of securities and loans pledged against available lines of credit as of September 30, 2024, and December 31, 2023, was $1.1 billion and $797.8 million, respectively. As of September 30, 2024, all of the Company’s borrowings will mature within one calendar year.
The contractual maturities of these borrowings, which all occur within one year of the reporting date, are as follows as of September 30, 2024, (in thousands):

Due in 2024	$300,163
Due in 2025	20,000
Total	$320,163
Long-term borrowings
Subordinated Debentures
As part of the Merger, Burke & Herbert assumed $75 million of subordinated debentures, that were fair valued at $61.5 million with a $13.5 million discount being amortized into interest expense over the stated maturity. As of September 30, 2024, the net balance was $63.7 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced 20% each year until maturity. The subordinated debentures were issued in the fourth quarter of 2021. This subordinated debt bears interest at a fixed rate of 3.25% per year, from acquisition date to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including, December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was fourth quarter 2021.
Through the Merger, Burke & Herbert also assumed $30 million of subordinated debentures that were fair valued at $29.8 million with a $0.2 million discount being amortized into interest expense over the stated maturity. As of September 30, 2024, the net balance was $29.8 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced by 20% each year until its maturity. The subordinated debentures were issued in the third quarter of 2020. This subordinated debt bears interest at a fixed rate of 5.00% per year from the date of assumption to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 487 basis points, payable quarterly in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was third quarter 2020.
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
The remaining maturities of subordinated debentures as of September 30, 2024, are as follows (in thousands):

	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Remaining three months ending, December 31, 2024	$—	$—
2025	—	—
2026	—	—
2027	—	—
2028	—	—
Thereafter	105,000	19,589
Total	$105,000	$19,589
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease income	$565	$576	$1,696	$1,726
Total lease income	$565	$576	$1,696	$1,726
The remaining maturities of operating lease receivables as of September 30, 2024, are as follows (in thousands):

Operating Leases
Remaining three months ending, December 31, 2024	$543
2025	2,182
2026	1,936
2027	1,836
2028	1,862
Thereafter	4,732
Total lease receivables	$13,091
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
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	September 30, 2024	December 31, 2023
Right-of-use assets:
Operating leases	Other assets	$13,826	$5,110
Finance leases	Other assets	3,383	3,590
Total right-of-use assets		$17,209	$8,700
Lease liabilities:
Operating leases	Other liabilities	$14,291	$5,327
Finance leases	Other liabilities	3,675	3,840
Total lease liabilities		$17,966	$9,167
The components of total lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease cost
Right-of-use asset amortization	$71	$71	$214	$173
Interest expense	27	28	83	58
Operating lease cost	781	770	2,068	2,437
Total lease cost	$879	$869	$2,365	$2,668
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of September 30, 2024, are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining three months ending, December 31, 2024	$855	$83
2025	2,766	333
2026	2,407	340
2027	2,226	347
2028	1,917	354
Thereafter	7,458	2,990
Total undiscounted lease payments	17,629	4,447
Less: discount	(3,338)	(772)
Net lease liabilities	$14,291	$3,675

Note 7— Leased Property (continued)
The following table presents additional information about the Company’s leases as of September 30, 2024, and December 31, 2023.

Supplemental lease information (dollars in thousands)	September 30, 2024	December 31, 2023
Finance lease weighted average remaining lease term (years)	12.00	12.66
Finance lease weighted average discount rate	3.06%	2.96%
Operating lease weighted average remaining lease term (years)	7.57	3.71
Operating lease weighted average discount rate	4.62%	3.33%

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023
Operating cash flows from operating leases	$2,230	$2,545
Operating cash flows from finance leases	83	58
Financing cash flows from finance leases	161	130
Right-of-use assets obtained in exchange for new finance lease liabilities	—	1,214
Right-of-use assets obtained in exchange for new operating lease liabilities	11,130	—
Note 8— Regulatory Capital Matters
Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of September 30, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2024, and December 31, 2023, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action”.

Note 8— Regulatory Capital Matters (continued)
The following table presents the actual and required capital amounts and ratios for the Company and the Bank at September 30, 2024, and December 31, 2023 (in thousands except for ratios):

	Actual		Minimum Required Capital - Basel III		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024
Total Capital to risk weighted assets
Consolidated	$913,775	14.45%	$663,933	≥ 10.5%	$632,318	N/A
Burke & Herbert Bank & Trust	898,158	14.21	663,431	≥ 10.5	631,840	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	748,299	11.83	537,470	≥ 8.5	505,854	N/A
Burke & Herbert Bank & Trust	826,214	13.08	537,064	≥ 8.5	505,472	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	720,936	11.40	442,622	≥ 7.0	411,006	N/A
Burke & Herbert Bank & Trust	826,214	13.08	442,288	≥ 7.0	410,696	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	748,299	9.66	309,940	≥ 4.0	387,425	N/A
Burke & Herbert Bank & Trust	826,214	10.67	309,602	≥ 4.0	387,003	≥ 5.0

As of December 31, 2023
Total Capital to risk weighted assets
Consolidated	$443,799	17.88%	$260,694	≥ 10.5%	$248,280	N/A
Burke & Herbert Bank & Trust	442,414	17.82	260,626	≥ 10.5	248,215	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	418,244	16.85	211,038	≥ 8.5	198,624	N/A
Burke & Herbert Bank & Trust	416,859	16.79	210,983	≥ 8.5	198,572	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	418,244	16.85	173,796	≥ 7.0	161,382	N/A
Burke & Herbert Bank & Trust	416,859	16.79	173,751	≥ 7.0	161,340	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	418,244	11.31	147,965	≥ 4.0	184,957	N/A
Burke & Herbert Bank & Trust	416,859	11.27	147,986	≥ 4.0	184,982	≥ 5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2024, approximately $234.7 million of retained earnings was available for dividend declaration consistent with the Company’s capital plan.
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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. During the next twelve months, the Company estimates that an additional $76.4 thousand will be reclassified as an increase to interest expense.

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
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to fair value hedges	Other liabilities	$300,000	$1,502

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$100,096	$2,558
Interest rate swaps related to customer loans	Other liabilities	100,096	2,558

	December 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$100,000	$65
Interest rate swaps related to cash flow hedges	Other liabilities	150,000	1,047

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$72,572	$998
Interest rate swaps related to customer loans	Other liabilities	72,572	998
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended September 30, 2024, and September 30, 2023 (in thousands):

Derivatives in Cash Flow Hedging Relationships	September 30, 2024			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2024
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	(3,887)	(3,887)	—	Interest Expense	1,080	1,080	—
Total	$(3,887)	$(3,887)	$—		$1,080	$1,080	$—

Note 9— Derivatives (continued)

Derivatives in Cash Flow Hedging Relationships	September 30, 2023			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2023
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(48)	$(48)	$—	Interest Income	$(473)	$(473)	$—
Total	$(48)	$(48)	$—		$(473)	$(473)	$—
The table below presents the effect of cash flow hedge accounting on AOCI for the nine months ended September 30, 2024, and September 30, 2023 (in thousands):

Derivatives in Cash Flow Hedging Relationships	September 30, 2024			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2024
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(19)	$(19)	$—	Interest Income	$(611)	$(611)	$—
Interest Rate Products	631	631	—	Interest Expense	2,113	2,113	—
Total	$612	$612	$—		$1,502	$1,502	$—

Derivatives in Cash Flow Hedging Relationships	September 30, 2023			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2023
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(337)	$(337)	$—	Interest Income	$(1,259)	$(1,259)	$—
Total	$(337)	$(337)	$—		$(1,259)	$(1,259)	$—

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2024, and September 30, 2023 (in thousands).

Note 9— Derivatives (continued)

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended
	September 30, 2024		September 30, 2023
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$40	$1,080	$(433)	$—
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	40	—	40	—
Derivatives designated as hedging instruments	—	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	—	1,080	(473)	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	—	1,080	(473)	—
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine months ended
	September 30, 2024		September 30, 2023
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$(491)	$2,113	$(1,549)	$—
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	120	—	(1,066)	—
Derivatives designated as hedging instruments	—	—	776	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	(611)	2,113	(1,259)	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	(611)	2,113	(1,259)	—
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—
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

Note 9— Derivatives (continued)
Credit-risk-related Contingent Features
As of September 30, 2024, the Company has no derivatives in a net liability position that would require the posting of collateral.
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
A summary of the contractual amounts of the Company’s financial instruments outstanding at September 30, 2024, and December 31, 2023, is as follows (in thousands):

	September 30, 2024	December 31, 2023
Commitments to extend credit	$995,782	$278,923
Commercial letters of credit	62,474	10,718
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
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a provision for credit losses on unfunded commitments of $62.0 thousand and $3.9 million for the three and nine months ended September 30, 2024. The Company recorded a provision for credit losses on unfunded commitments of $35.0 thousand and a recapture of $69.8 thousand for the three and nine months ended September 30, 2023. The ACL on off-balance-sheet credit totaled $4.1 million and $254.2 thousand as of September 30, 2024 and December 31, 2023, and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
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

Note 11— Fair Value Measurements (continued)
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
Equity Investments
Equity investments are recorded at fair value on a recurring basis, with changes in fair value reported in net income. Through the Merger, at September 30, 2024, we acquired an investment in an S&P 500 index mutual fund that is actively traded on an exchange, and we classify it as Level 1.
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

Note 11— Fair Value Measurements (continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2024, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$152,617	$—	$—	$152,617
Obligations of states and municipalities	—	655,646	—	655,646
Residential mortgage backed - agency	—	54,766	—	54,766
Residential mortgage backed - non-agency	—	277,476	—	277,476
Commercial mortgage backed - agency	—	34,050	—	34,050
Commercial mortgage backed - non-agency	—	153,694	—	153,694
Asset-backed	—	70,635	—	70,635
Other	—	37,547	—	37,547
Total investment securities available-for-sale	$152,617	$1,283,814	$—	$1,436,431

Loans held-for-sale, at fair value	$—	$4,216	$—	$4,216

Equity investments	$7,827	$6,902	$—	$14,729

Derivatives	$—	$2,558	$—	$2,558

Financial liabilities
Derivatives	$—	$4,060	$—	$4,060

	Fair Value Measurements at December 31, 2023, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$179,071	$—	$—	$179,071
Obligations of states and municipalities	—	463,203	—	463,203
Residential mortgage backed - agency	—	42,238	—	42,238
Residential mortgage backed - non-agency	—	266,031	—	266,031
Commercial mortgage backed - agency	—	34,885	—	34,885
Commercial mortgage backed - non-agency	—	177,061	—	177,061
Asset-backed	—	77,936	—	77,936
Other	—	8,014	—	8,014
Total investment securities available-for-sale	$179,071	$1,069,368	$—	$1,248,439

Loans held-for-sale, at fair value	$—	$1,497	$—	$1,497

Derivatives	$—	$1,063	$—	$1,063

Financial liabilities
Derivatives	$—	$2,045	$—	$2,045
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a non-recurring basis in the financial statements:
Collateral dependent loans
Loans for which the borrower is experiencing financial difficulty and repayment is dependent upon the operation or sale of collateral, are considered collateral-dependent. For collateral-dependent loans, the fair value is measured based on the value

Note 11— Fair Value Measurements (continued)
of the collateral securing the loans, less estimated costs of disposal. Collateral may be in the form of real estate or business assets, including equipment, inventory, and accounts receivable. The vast majority of the collateral underlying collateral-dependent loans is real estate, the fair value of which is measured through an appraisal. The appraisals of the collateral supporting collateral-dependent loans may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.
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
Assets that were measured at fair value on a non-recurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at September 30, 2024, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$2,668	$2,668
Owner-occupied commercial real estate	—	—	77	77
Acquisition, construction & development	—	—	233	233
Commercial & industrial	—	—	—	—
Single family residential	—	—	871	871
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,576	2,576

Fair Value Measurements at December 31, 2023, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Single family residential	—	—	—	—
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	—	—

Note 11— Fair Value Measurements (continued)
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at September 30, 2024, and December 31, 2023 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range
September 30, 2024
Collateral dependent loans	$3,850	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,576	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs

December 31, 2023
Collateral dependent loans	$—	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at September 30, 2024, and December 31, 2023, were as follows (in thousands):

		Fair Value Measurements at September 30, 2024, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$44,902	$44,902	$—	$—	$44,902
Interest-earning deposits with banks	246,863	246,863	—	—	246,863
Loans, net	5,506,220	—	5,412,064	—	5,412,064
Accrued interest	32,791	—	32,791	—	32,791

Financial Liabilities
Non-interest-bearing deposits	$1,392,123	$—	$1,392,123	$—	$1,392,123
Interest-bearing deposits	5,208,702	—	5,196,728	—	5,196,728
Short-term borrowings	320,163	—	320,203	—	320,203
Subordinated debentures, net	93,532	—	93,532	—	93,532
Subordinated debentures owed to unconsolidated subsidiary trusts	16,950	—	16,950	—	16,950
Accrued interest	6,719	—	6,719	—	6,719

		Fair Value Measurements at December 31, 2023, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$8,896	$8,896	$—	$—	$8,896
Interest-bearing deposits with banks	35,602	35,602	—	—	35,602
Loans, net	2,062,455	—	—	1,897,459	1,897,459
Accrued interest	15,895	—	15,895	—	15,895

Financial Liabilities
Non-interest-bearing deposits	$830,320	$—	$830,320	$—	$830,320
Interest-bearing deposits	2,171,561	—	2,167,218	—	2,167,218
Short-term borrowings	272,000	—	271,716	—	271,716
Accrued interest	8,954	—	8,954	—	8,954

Note 12— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2024, and September 30, 2023 (in thousands):

	Three months ended September 30, 2024
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$2,730	$(97,415)	$(5,745)	$(100,430)
Net unrealized gains (losses)	(3,071)	28,628	—	25,557
Less: net realized (gains) losses reclassified to earnings	(853)	(32)	—	(885)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,194)	$(68,819)	$(5,745)	$(75,758)

	Three months ended September 30, 2023
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(1,196)	$(117,950)	$(7,031)	$(126,177)
Net unrealized gains (losses)	(38)	(20,285)	—	(20,323)
Less: net realized (gains) losses reclassified to earnings	373	(32)	—	341
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(861)	$(138,267)	$(7,031)	$(146,159)

	Nine months ended September 30, 2024
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(490)	$(97,259)	$(5,745)	$(103,494)
Net unrealized gains (losses)	483	29,019	—	29,502
Less: net realized (gains) losses reclassified to earnings	(1,187)	(579)	—	(1,766)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,194)	$(68,819)	$(5,745)	$(75,758)

	Nine months ended September 30, 2023
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(1,589)	$(130,875)	$(7,031)	$(139,495)
Net unrealized gains (losses)	(267)	(8,322)	—	(8,589)
Less: net realized (gains) losses reclassified to earnings	995	930	—	1,925
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(861)	$(138,267)	$(7,031)	$(146,159)

Note 12— Accumulated Other Comprehensive Income (Loss) (continued)
The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024, and September 30, 2023 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income				Affected Line Item in the Statements of Income
	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash flow hedges:
Interest rate contracts	$—	$(472)	$(611)	$(1,259)	Interest income
Interest rate contracts	1,080	—	2,113	—	Interest expense
Tax effect	(227)	99	(315)	264	Income tax expense (benefit)
Net of tax	$853	$(373)	$1,187	$(995)

Available-for-sale securities:
Realized gains (losses) on securities	$—	$—	$613	$(111)	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	41	41	120	(1,066)	Interest income
Tax effect	(9)	(9)	(154)	247	Income tax expense (benefit)
Net of tax	$32	$32	$579	$(930)

Total reclassifications, net of tax	$885	$(341)	$1,766	$(1,925)	Net income
Note 13— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for the three and nine months ended September 30, 2024, and September 30, 2023, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
FDIC assessment	$1,037	$463	$2,500	$1,496
Historic tax credit amortization	632	632	1,895	1,895
IT related	1,003	532	2,257	1,489
Consultant fees	1,585	1,322	5,865	2,300
ATM, card, & network expense	1,640	474	3,299	1,386
Directors' fees	124	556	1,578	1,400
Audit expense	541	167	1,145	687
Legal expense	445	920	1,660	1,553
Virginia franchise tax	675	671	2,025	1,931
Marketing expense	427	116	1,134	454
Donation expense	26	—	5,145	—
Core deposit intangible amortization	4,297	—	7,162	—
Other	4,747	1,564	10,551	4,451
Total	$17,179	$7,417	$46,216	$19,042
The Company incurred Merger-related expenses of $11.3 million for the nine months ended September 30, 2024, including $1.8 million of which were incurred during the three months ended September 30, 2024. These expenses are included in the consultant fees, audit fees, legal expense, donation, and other line items detailed in other operating expenses.

Note 14— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards subject to approval. Total compensation cost that has been charged against income for the share-based awards granted was $566.9 thousand and $610.1 thousand for the three months ended September 30, 2024, and September 30, 2023, respectively. The total income tax benefit was $119.0 thousand and $128.1 thousand for the three months ended September 30, 2024, and September 30, 2023, respectively.
Total compensation cost that has been charged against income for the share-based awards granted was $2.0 million and $1.8 million for the nine months ended September 30, 2024, and September 30, 2023, respectively. The total income tax benefit was $410.5 thousand and $377.6 thousand for the nine months ended September 30, 2024, and September 30, 2023, respectively.
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
A total of 64,365 and 24,705 shares were issued during the nine months ended September 30, 2024, and September 30, 2023, respectively.
For time-based RSUs, the fair value was determined by using the closing stock price on the date prior to the grant date. These RSUs vest over three to five years.
The Board, from time to time, approves performance-based RSU awards that may be earned between a three to five year performance period. Whether or not units are earned at the end of the performance period will be determined based on the achievement of performance and/or market targets (e.g., market capitalization target) over the performance period. If the conditions are achieved, the grant recipient will receive 100% of the units granted as these awards do not provide for a multiplier effect. The performance/market targets are determined by the Board of Directors.

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

Note 14— Share-Based Compensation (continued)
The following is a summary of all the Company’s RSU awards issued under both the 2019 SIP and 2023 SIP:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2023	143,585	$51.21
Granted	64,365	51.41
Vested	(107,520)	47.09
Forfeited	(600)	73
Non-vested at September 30, 2024	99,830	$55.65
As of September 30, 2024, there was $3.6 million of total unrecognized compensation costs related to non-vested shares granted under both the 2019 SIP and 2023 SIP. The cost is expected to be recognized over a weighted average period of 1.31 years.
2023 Employee Stock Purchase Plan
In 2023, a new employee stock purchase plan (“2023 ESPP”) was approved by the Company’s Board of Directors and shareholders. Upon the 2023 ESPP’s shareholder approval date of March 30, 2023, the 2023 ESPP reserved 250,000 shares of common stock for issuance to employees. At September 30, 2024, 237,943 shares were available to be issued. Whole shares are sold to participants in the 2023 ESPP at 85% of the lower of the stock price at the beginning or end of each semi-annual offering period. The first semi-annual offering period began on September 1, 2023, and the current semi-annual offering period began on September 1, 2024. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 15% of their annual salary.
The following table presents information for the 2023 ESPP at the end of September 30, 2024:

September 30, 2024
Shares purchased	12,057
Weighted average price of shares purchased	$44.93
Compensation expense recognized (in 000's)	127.2
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
Upon completion of the Merger, the Company determined the fair value per SAR using the following assumptions:

	2019 SAR	2021 SAR	2023 SAR
# of years to full vesting	7 years	7 years	7 years
Fair value	$14.89	$16.92	$14.56
Risk-free interest rate	4.51%	4.32%	4.14%
Expected dividend yield	3.95%	3.95%	3.95%
Expected common stock volatility	32.56%	32.56%	32.56%
Expected contractual life (in years)	4.77	7.20	8.77
A summary of SAR and option activity during the nine months ended September 30, 2024, is as follows:

Note 14— Share-Based Compensation (continued)

			Weighted Average
Dollars in thousands, expect per share information	SARs	Aggregate Fair Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2023	—	$—	—	$—
Granted (or acquired)	299,556	4,996	5.67	45.24
Exercised	60,894	1,147	—	40.72
Forfeited	5,642	86	—	47.96
Expired	—	—	—	—
Outstanding, September 30, 2024	233,020	$3,763	5.61	$46.34

Exercisable SARs:
At September 30, 2024	193,613	$3,159	5.21	$45.79
The total fair value of SARs exercised was $1.1 million during the nine months ended September 30, 2024. The total fair value of SARs vested was $47.1 thousand during the nine months ended September 30, 2024. As of September 30, 2024, there was $583.2 thousand of total unrecognized compensation costs related to non-vested SARs acquired through the Merger. The cost is expected to be recognized over a weighted average period of 2.53 years.
Note 15— Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential impact of contingently issuable shares. The Company uses the treasury stock method as described by ASC 260 - Earnings Per Share for each dilutive instrument when computing diluted earnings per share.
The following shows the weighted average number of shares used in computing earnings per share and the effect of weighted average number of shares dilutive potential common stock. Dilutive potential common stock has no effect on income available to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income applicable to common shares (in thousands)	$27,397	$4,056	$15,465	$17,614

Weighted average number of shares	14,944,962	7,428,710	11,529,953	7,427,817
Options effect of dilutive shares	95,183	70,568	61,830	78,692
Weighted average dilutive shares	15,040,145	7,499,278	11,591,783	7,506,509

Basic earnings per common share	$1.83	$0.55	$1.34	$2.37
Diluted earnings per common share	1.82	0.55	1.33	2.35
For the three months ended September 30, 2024, and the nine months ended September 30, 2024, the options effect of dilutive shares is anti-dilutive and not considered in calculating diluted EPS. Stock awards equivalent to 27,418 and 1,368 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2024, and September 30, 2023, respectively, because they are antidilutive. Stock awards equivalent to 51,094 and zero shares of common stock are not considered in computing diluted earnings per share for the nine months ended September 30, 2024, and September 30, 2023, respectively, because they are antidilutive.
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

Summit’s results of operations from May 3, 2024, were included in the Company’s results beginning with reporting as of June 30, 2024. Net interest income and pre-tax net income for Summit were estimated to be $63.0 million and $68.5 million, respectively, since the date of the acquisition through September 30, 2024, and are included in the Company’s Consolidated Statement of Income. Pre-tax net income for Summit only includes income and expense that are still being recorded on Summit’s core operating system. As the Company is merging data and processes, certain legacy Summit expenses, including occupancy and salaries, are now merged within the Company’s core system. Merger-related costs of $27.5 million are included in non-interest expense in the Company’s income statement for the nine months ended, September 30, 2024. A portion of these Merger-related costs is captured in Other Operating Non-Interest Expense as further description in Note 13 - Other Operating Expense and an additional $16.3 million of such Merger-related costs is captured in Salaries and Wages, Pensions and Other Employee Benefits, Occupancy, and Equipment rentals, depreciation and maintenance. These costs captured in those line items represent change-in-control payments, acceleration of benefit due to the change-in-control, software breakage, and other lease breakage fees. The fair value of the common shares issued as part of the consideration paid for Summit was determined in the basis of the closing price of the Company’s common shares on the date of completion of the Merger.

We accounted for the Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the assets and liabilities of Summit were recorded at their respective fair values on the date of completion of the Merger. The fair values of assets and liabilities are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized preliminary goodwill of $32.8 million in connection with the acquisition, which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The goodwill arising from the transaction is not deductible for tax purposes and consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.

The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 7 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The fair value of intangible assets related to core deposits was $68.8 million on the date of acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net Interest Income	$69,405	$74,905	$210,377	$219,460

Net Income	25,001	24,960	76,669	29,205

Note 17— Goodwill and Other Intangible Assets
The following table presents the change in goodwill for the three and nine months ended September 30, 2024, and September 30, 2023, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning of period	$32,783	$—	$—	$—
Acquired goodwill	—	—	32,783	—
Impairment	—	—	—	—

End of period	$32,783	$—	$32,783	$—
During the nine months ended, September 30, 2024, the Company recorded $32.8 million of preliminary goodwill associated with the acquisition of Summit. See Note 16 - Business Combination to the consolidated financial statements for additional detail regarding this transaction.
The Company performs the annual goodwill impairment test on September 30 every year.
Other intangible assets consist of the core deposit intangible which is being amortized on an accelerated basis over its estimated useful life of 7 years. During the nine months ended, September 30, 2024, the Company recorded $68.8 million of core deposit intangibles associated with the acquisition of Summit.
The gross carrying amounts and accumulated amortization of other intangible assets for the nine months ended September 30, 2024, were as follows (in thousands):

Nine Months Ended September 30,
2024
Beginning of period	$—
Core deposit intangible acquired	68,760
Accumulated amortization	(7,162)
Impairment	—

Total core deposit intangible	$61,598
The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Total amortization expense associated with intangible assets was $7.2 million for the nine months ended September 30, 2024.
Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
Remaining three months ending, December 31, 2024	$4,298
2025	15,553
2026	13,097
2027	10,641
2028	8,186
Thereafter	9,823
Total	$61,598

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
The Bank’s primary market area includes northern Virginia and West Virginia, and it has over 75 branches and commercial loan offices across Delaware, Kentucky, Maryland, Virginia, and West Virginia. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.

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
As of September 30, 2024, we had total consolidated assets of $7.9 billion, gross loans of $5.6 billion, total deposits of $6.6 billion, and total shareholders’ equity of $738.1 million. As of September 30, 2024, we had 857 full-time employees. None of our employees are covered by a collective bargaining agreement.
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

The Company currently has set an initial reasonable and supportable period of two years with a subsequent straight-line loss-rate reversion for the following four quarters before then utilizing historical average loss rates in remaining periods of the modeled contractual terms. Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable, reversion and post-reversion period forecasts on collectively evaluated loans. As the reasonable and supportable and reversion period forecasts reflect the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative adjustments considered by management include the following: (i) management’s assessment of macroeconomic forecasts used in the model and how those forecasts align with management’s overall evaluation of current expected credit conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio, and external factors that may ultimately impact credit quality; and (iii) underwriting and delinquency trends. The qualitative factors applied at September 30, 2024, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. Management reviews supplemental data sources including historical net charge-off rates and data measuring other specific credit outcomes from its systems of record in supporting qualitative factors. However, qualitative factor evaluations are inherently imprecise and require significant management judgement.
Income Taxes
The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated taxes due. The calculation of each component of the Company’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of the Company’s evaluation and implementation of business strategies, consideration is given to the regulations and tax laws that apply to the specific facts and circumstances for any tax positions under evaluation. Management closely monitors tax developments on both the federal and state level in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments used in determining the income tax provision and records adjustments, as necessary.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company must consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the results of recent operations. A valuation allowance is recognized for a deferred tax asset if, based on the available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. See Note 8 — Income Taxes, in Notes to the December 31, 2023, Consolidated Financial Statements of the Company for additional information.
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
The commercial real estate (“CRE”) sector has been impacted significantly by rising interest rates and higher vacancies, increasing the prospect of default that borrowers may face due to the record amount of upcoming maturities. In addition, the office market continues to struggle with fewer employees in the office after the COVID-19 pandemic. The Bank continues to monitor its commercial real estate portfolio by reviewing various credit risk and concentration reports. The Bank’s exposure to commercial real estate at September 30, 2024, was $2.5 billion, or 45.4%, of its gross loan portfolio, not including owner-occupied commercial real estate and acquisition, construction & development. Commercial real estate as a percent of total assets at September 30, 2024, was 32.1%, not including owner-occupied commercial real estate and acquisition, construction & development. Including owner-occupied commercial real estate and acquisition, construction & development, total exposure was at $3.6 billion, or 64.8%, of our total gross loans and 45.9% of total assets at September 30, 2024.
Loan balances by portfolio segment amortized cost (in thousands) and by percentage of our total gross loan portfolio at September 30, 2024, were as follows:

	September 30, 2024
	Amortized Cost	Percentage
Commercial real estate	$2,526,945	45.4%
Owner-occupied commercial real estate	637,175	11.4
Acquisition, construction & development	447,449	8.0
Commercial & industrial	562,653	10.1
Single family residential (1-4 units)	1,197,245	21.5
Consumer non-real estate and other	202,570	3.6
Total gross loans	$5,574,037	100.0%
Monitoring of the CRE concentration is performed at both the loan level and at the portfolio level. The Credit Risk Management team provides management and the Board of Directors with periodic reports on the credit portfolio, which include the CRE portfolio (including owner-occupied CRE and acquisition, construction & development loans). These reports provide an assessment of asset quality and risk rating migration and monitor concentrations against the board approved concentration limits (including sub-limits). The tables below present the Bank’s commercial real estate, owner-occupied commercial real estate, and acquisition, construction & development portfolios by collateral type and geographic location as of September 30, 2024 (in thousands).

	Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Retail Real Estate	$284,474	$64,486	$125,825	$39,459	$48,422	$562,666	22.3%
Multi-Family	234,966	110,142	43,335	81,050	26,764	496,257	19.6
Office Buildings/Condos	188,601	37,691	121,005	28,860	30,870	407,027	16.2
Hotels/Motels	134,199	53,917	65,881	51,941	77,458	383,396	15.2
Industrial/Warehouse	198,494	4,161	20,616	—	—	223,271	8.8
Self-Storage	67,339	29,720	1,486	—	27,763	126,308	5.0
Nursing-Assisted Living	43,798	—	6,107	—	21,826	71,731	2.8
Restaurants	17,072	1,805	7,639	7,012	6,004	39,532	1.6
Gas Stations	7,294	1,808	2,100	14,741	3,070	29,013	1.1
Other	106,878	4,171	20,104	43,594	12,997	187,744	7.4
Total	$1,283,115	$307,901	$414,098	$266,657	$255,174	$2,526,945	100.0%

	Owner-Occupied Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Office Buildings/Condos	$69,034	$29,585	$21,071	$635	$14,271	$134,596	21.1%
Retail	44,945	50,305	14,413	—	23,546	133,209	20.9
Industrial/Warehouse	47,857	16,334	1,785	—	18,396	84,372	13.2
Gas Stations	26,670	10,653	10,018	—	28,482	75,823	11.9
Restaurants	6,394	8,169	3,715	—	14,078	32,356	5.1
Churches/Religious Organizations	22,041	8,718	1,567	238	3,421	35,985	5.6
Coal, oil, gas, and natural resource extraction	902	10,268	—	—	126	11,296	1.8
Private School	7,509	—	—	—	—	7,509	1.2
Other	49,546	19,881	8,536	554	43,512	122,029	19.2
Total	$274,898	$153,913	$61,105	$1,427	$145,832	$637,175	100.0%

	Acquisition, Construction & Development by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Multi-Family	$286	$3,946	$27,424	$48,182	$40,799	$120,637	27.0%
Land	63,515	29,281	10,998	58	8,004	111,856	25.0
Office Buildings/Condos	11,877	—	—	28,516	37,781	78,174	17.5
Self-Storage	9,140	569	22,621	—	22,544	54,874	12.3
Retail Real Estate	13,697	6,548	10,537	—	2,486	33,268	7.4
Residential For-Sale	4,597	5,092	1,059	3,254	337	14,339	3.2
Other	3,358	5,084	12,428	—	13,431	34,301	7.6
Total	$106,470	$50,520	$85,067	$80,010	$125,382	$447,449	100.0%

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
The Bank believes its underwriting and monitoring standards for commercial real estate loans are sufficient to evaluate its loan portfolio and keep it from incurring significant losses. The largest concentration of the Bank’s commercial real estate loans are in Virginia (approximately 46.1%), and the Bank does not have significant exposure to any economic areas of the country that are underperforming the national economy. Additionally, the Bank’s overall exposure to the “Office Building / Condo” collateral type is 17.2% of total commercial real estate loans, including owner-occupied commercial real estate and acquisition, construction & development. The Bank believes that the combined loan portfolio is well-diversified, generally seasoned, manageable, and will outperform the industry in terms of performance through the economic cycle; however, our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans. For further discussion see Part II, Item 1A. “Risk Factors”.
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
For further discussion see Part II, Item 1A. “Risk Factors”. The measures were taken following meetings convened by a subcommittee provided for in our Asset/Liability policy more fully described in Item 3. — Quantitative and Qualitative Disclosures About Market Risk.
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
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth. See Note 6 - Borrowed Funds and Note 10 - Commitments and Contingencies, in Notes to Consolidated Financial Statements for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.
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
As of September 30, 2024, and December 31, 2023, the Bank complied with all regulatory capital standards and qualifies as “well capitalized”. Note 8 - Regulatory Capital Matters in Notes to Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
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

Selected Financial Data
The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of September 30, 2024, and September 30, 2023, and the selected income statement data for the three months and nine months ended September 30, 2024, and September 30, 2023, have been derived from our consolidated financial statements included elsewhere in this Form 10-Q and in other filings we have submitted with the SEC and should be read in conjunction with the other information contained in this Form 10-Q.

	As of the Three Months Ended September 30,		As of the Nine Months Ended September 30,
(In thousands, except ratios, share and per share data)	2024	2023	2024	2023
Selected Financial Condition Data:
Total assets	$7,864,913	$3,585,188	$7,864,913	$3,585,188
Total cash and cash equivalents	291,765	41,864	291,765	41,864
Total investment securities, at fair value	1,436,431	1,224,395	1,436,431	1,224,395
Net loans	5,506,220	2,044,505	5,506,220	2,044,505
Company-owned life insurance	182,380	94,213	182,380	94,213
Premises and equipment, net	134,770	57,514	134,770	57,514
Total deposits	6,600,825	2,985,618	6,600,825	2,985,618
Short-term borrowings	320,163	299,000	320,163	299,000
Total shareholders’ equity	738,059	270,819	738,059	270,819
Common shareholders’ equity	727,646	270,819	727,646	270,819

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2024	2023	2024	2023
Selected Operating Data:
Interest income	$118,526	$37,272	$253,368	$108,716
Interest expense	45,347	14,383	98,293	37,261
Net interest income	73,179	22,889	155,075	71,455
Provision for credit losses	147	235	23,387	964
Total non-interest income	10,616	4,289	24,375	13,128
Total non-interest expenses	50,826	22,423	136,423	64,136
Income before income taxes	32,822	4,520	19,640	19,483
Income tax expense	5,200	464	3,725	1,869
Preferred stock dividends	225	—	450	—
Net income applicable to common shares	27,397	4,056	15,465	17,614

Per Share Data:
Average shares of common stock outstanding, basic	14,944,962	7,428,710	11,529,953	7,427,817
Average shares of common stock outstanding, diluted	15,040,145	7,499,278	11,591,783	7,506,509
Total shares of common stock outstanding	14,963,003	7,428,710	14,963,003	7,428,710
Basic net income per common share	$1.83	$0.55	$1.34	$2.37
Diluted net income per common share	1.82	0.55	1.33	2.35
Dividends declared per common share	0.53	0.53	1.59	1.59
Common stock dividend payout ratio (1)	29.12%	96.36%	119.55%	67.66%
Book value per common share (at period end)	$48.63	$36.46	$48.63	$36.46

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2024	2023	2024	2023
Performance Ratios:
Return on average assets	1.40%	0.45%	0.35%	0.65%
Return on average equity	15.20	5.60	3.90	8.22
Interest rate spread (2)	3.35	2.10	3.06	2.30
Net interest margin (3)	4.07	2.76	3.78	2.90
Efficiency ratio (4)	60.66	82.50	76.02	75.83

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets	11.40%	16.44%	11.40%	16.44%
Total risk-based capital to risk-weighted assets	14.45	17.48	14.45	17.48
Tier 1 capital to risk-weighted assets	11.83	16.44	11.83	16.44
Tier 1 capital to average assets (leverage ratio)	9.66	11.32	9.66	11.32

Asset Quality Ratios:
Allowance coverage ratio	1.22%	1.26%	1.22%	1.26%
Allowance for credit losses as a percentage of non-performing loans	189.05	914.25	189.05	914.25
Net charge-offs to average outstanding loans during the period	0.01	0.00	0.02	0.00
Non-performing loans as a percentage of total loans	0.64	0.14	0.64	0.14
Non-performing assets as a percentage of total assets	0.49	0.08	0.49	0.08

Other Data:
Number of full-service branches	75	23	75	23
Number of full-time equivalent employees	857	404	857	404
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
Results of Operations
Results of Operations for the Nine Months Ended September 30, 2024, and September 30, 2023
General
Net income applicable to common shares for the nine months ended September 30, 2024, was $15.5 million compared to net income applicable to common shares of $17.6 million for the nine months ended September 30, 2023. The $2.1 million decrease in net income applicable to common shares was primarily the result of merger related expenses and one-time CECL Day 2 provision for non-PCD assets acquired in the Merger for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Net interest income increased by $83.6 million to $155.1 million for the nine months ended September 30, 2024, compared to $71.5 million for the nine months ended September 30, 2023. The main driver for this increase was the impact of the Merger.
For the nine months ended September 30, 2024, the Company recorded credit provision expense of $23.4 million compared to a provision of $1.0 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the Company recognized a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger, which resulted in a higher credit provision expense for the nine months ended September 30, 2024, compared to the nine months ended, September 30, 2023.
Non-interest income increased by $11.2 million, or 85.7%, to $24.4 million for the nine months ended September 30, 2024, as compared to $13.1 million for the nine months ended September 30, 2023, as a result of the Merger. In addition, the Company liquidated the majority of the acquired securities portfolio that resulted in a gain on sale of securities of $0.6 million.
Non-interest expense increased by $72.3 million, or 112.7%, to $136.4 million for the nine months ended September 30, 2024, compared to $64.1 million for the nine months ended September 30, 2023. The increase was primarily due to effect of the Merger and also included higher legal fees, consulting fees, audit fees, investment banking fees, software contract terminations, change-in-control salary and benefit payments, funding a charitable donation (as part of the Merger Agreement), and other expenses related to the Merger. For the nine months ended September 30, 2024, the Company incurred $27.5 million of expenses related to the Merger with Summit.
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
Net interest income totaled $155.1 million for the nine months ended September 30, 2024, compared to $71.5 million for the nine months ended September 30, 2023. The increase in net interest income was primarily driven by higher interest earning assets, higher rates, and higher accretion income, as a result of the Merger. Accretion income associated with acquired loans and borrowings totaled $28.8 million for the nine months ended September 30, 2024. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $6.3 million for the nine months ended September 30, 2024.
The tax-adjusted net interest margin was 3.78% for the nine months ended September 30, 2024, compared to 2.90% for the nine months ended September 30, 2023. The increase in tax-adjusted net interest margin was primarily driven by the effect of the Merger and the acquisition of additional, higher-yielding interest-earning assets.
The yield for the taxable loan portfolio was 7.01% for the nine months ended September 30, 2024, compared to 5.01% for the nine months ended September 30, 2023. The increase was primarily the result of the effect of the Merger which resulted in the acquisition of additional, higher-yielding loans.
The tax-adjusted yield on the total investment securities portfolio was 3.81% for the nine months ended September 30, 2024, compared to 3.42% for the nine months ended September 30, 2023. The increase was partly due to higher yields in our investment portfolio in addition to the Merger, which resulted in the acquisition of additional securities with higher tax-adjusted yields.
The yield on interest-bearing deposits increased to 2.86% during the nine months ended September 30, 2024, from 1.70% during the nine months ended September 30, 2023. The increase was a result of the Merger which resulted in the assumption of additional interest-bearing deposits with higher interest rates and to a lesser extent by higher market interest rates.
The yield on our short-term borrowings for the nine months ended September 30, 2024, was 4.42%, compared to 4.67% for the nine months ended September 30, 2023. The decrease was due to decreases in the Federal Funds Rate and other short-term market rates. The yield on our subordinated debt acquired in the Merger was 10.21%.
The following table sets forth the major components of net interest income and the related yields and rates for the nine months ended September 30, 2024, and September 30, 2023, for comparison (dollars in thousands).

	For the Nine Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Taxable loans (1)(2)	$4,068,804	$213,400	7.01%	$1,985,898	$74,485	5.01%
Tax-exempt loans (1)(2)	2,457	103	5.60	—	—	N/A
Total loans	4,071,261	213,503	7.00%	1,985,898	74,485	5.01%
Interest-earning deposits and fed funds sold	104,168	2,738	3.51	55,870	1,858	4.45
Taxable securities	991,723	30,096	4.05	1,040,695	28,130	3.61
Tax-exempt securities (3)	375,762	8,928	3.17	267,135	5,371	2.69
Total securities	1,367,485	39,024	3.81	1,307,830	33,501	3.42
Total interest-earning assets	5,542,914	255,265	6.15	3,349,598	109,844	4.38
Non-interest-earning assets	430,892			248,292
Total assets	$5,973,806			$3,597,890

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,137,182			$887,711
Interest-bearing demand	1,410,111	29,770	2.82%	554,724	1,520	0.37%
Savings	1,377,642	16,336	1.58	983,046	11,242	1.53
Time	1,072,861	36,639	4.56	559,453	13,946	3.33
Total interest-bearing deposits	3,860,614	82,745	2.86	2,097,223	26,708	1.70
Total deposits	4,997,796	82,745	2.21	2,984,934	26,708	1.20
Borrowings:
Short-term borrowings	329,363	10,890	4.42	302,060	10,553	4.67
Subordinated debt borrowings	60,912	4,658	10.21	—	—	N/A
Total interest-bearing liabilities	4,250,889	98,293	3.09	2,399,283	37,261	2.08
Non-interest-bearing liabilities	56,361			24,485
Equity	529,374			286,411
Total liabilities and equity	$5,973,806			$3,597,890

Taxable-equivalent net interest income /net interest spread (4)		156,972	3.06%		72,583	2.30%
Taxable-equivalent net interest margin (5)			3.78%			2.90%
Taxable-equivalent net adjustment		(1,897)			(1,128)
Net interest income		$155,075			$71,455
Net interest-earning assets	$1,292,025			$950,315
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

	Nine Months Ended
	September 30, 2024	September 30, 2023
GAAP Financial Measurements
Interest Income - Loans	$213,400	$74,485
Interest Income - Tax-exempt loans	81	—
Interest Income - Securities taxable	29,949	28,130
Interest Income - Securities tax-exempt	7,052	4,243
Interest Income - Other interest income	2,886	1,858
Interest Expense - Deposits	82,745	26,708
Interest Expense - Borrowed funds	10,806	10,495
Interest Expense - Subordinated debt	4,658	—
Interest Expense - Other	84	58
Total Net Interest Income	$155,075	$71,455

Non-GAAP Financial Measurements
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	$1,897	$1,128
Total Tax Benefit on Tax-Exempt Interest Income (1)	1,897	1,128
Tax-Equivalent Net Interest Income	$156,972	$72,583
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the nine months ended September 30, 2024, and September 30, 2023, are annualized using an actual days over calendar year method. The volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Nine Months Ended September 30, 2024, compared to September 30, 2023
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Yield / Rate	Net Change
Income from the interest-earning assets:
Loans (1), gross	$175,785	$7,605	$183,390
Securities (1)	3,094	4,745	7,839
Interest-bearing deposits and fed funds sold	1,832	(475)	1,357
Total interest income on interest-earning assets	180,711	11,875	192,586
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	24,406	13,047	37,453
Savings deposits	6,500	(497)	6,003
Time deposits	22,377	5,500	27,877
Total interest expense on interest-bearing deposits	53,283	18,050	71,333
Borrowings	7,647	(821)	6,826
Total interest expense on interest-bearing liabilities	60,930	17,229	78,159
Taxable-equivalent net interest income	$119,781	$(5,354)	$114,427
(1)Yields and interest income on tax-exempt securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $253.4 million for the nine months ended September 30, 2024, compared to $108.7 million for the nine months ended September 30, 2023, an increase of 133.1%. The increase in interest income was due to the effect of the Merger and the acquisition of additional interest-earning assets. Interest income on loans increased by $139.0 million and interest income on securities increased $4.6 million, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Interest Expense
Total interest expense was $98.3 million for the nine months ended September 30, 2024, compared to $37.3 million for the nine months ended September 30, 2023. The increase in interest expense was a result of the Merger and the assumption of additional interest-bearing liabilities. Interest expense on interest-bearing deposits and borrowed funds increased by $56.0 million and $0.3 million, respectively, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Interest on subordinated debt assumed in the Merger was $4.7 million for the nine months ended September 30, 2024.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $23.4 million for the nine months ended September 30, 2024, compared to a provision of $1.0 million for the nine months ended September 30, 2023. The increased provision expense was due to a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger and acquired commitments for unfunded commitments for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Fiduciary and wealth management	$5,982	$3,996	$1,986	49.7%
Service charges and fees	11,147	4,959	6,188	124.8
Net gains (losses) on securities	613	(112)	725	647.3
Income from company-owned life insurance	2,799	1,720	1,079	62.7
Other non-interest income	3,834	2,565	1,269	49.5
Total	$24,375	$13,128	$11,247	85.7%
Non-interest income increased 85.7% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily driven by the Merger. The largest increase was a $6.2 million increase in service charges and fees for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. A majority of the securities acquired in the Merger were sold, resulting in gains of $0.6 million for the nine months ended September 30, 2024, compared to losses of $0.1 million during the nine months ended September 30, 2023. Loan swap fees included in other non-interest income increased $0.1 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Other categories of non-interest income also increased due to the Merger, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Salaries and wages	$51,271	$29,283	$21,988	75.1%
Pensions and other employee benefits	12,346	7,116	5,230	73.5
Occupancy	7,947	4,464	3,483	78.0
Equipment rentals, depreciation and maintenance	18,643	4,231	14,412	340.6
Other	46,216	19,042	27,174	142.7
Total	$136,423	$64,136	$72,287	112.7%
Non-interest expense increased $72.3 million, or 112.7%, for the nine months ended September 30, 2024, compared to September 30, 2023. The increase was primarily due to effect of the Merger and also included higher legal fees, consulting fees, audit fees, investment banking fees, software contract terminations, change-in-control salary and benefit payments, funding a charitable donation (as contemplated by the Merger Agreement), and other expenses related to the Merger. For the nine months ended September 30, 2024, the Company incurred $27.5 million of merger-related expenses within non-interest expense for the nine months ended September 30, 2024. Other non-interest expense included $11.3 million of these costs, while the remaining amount of the total is included in the other line items of non-interest expense. See Note 16 — Business Combination in Notes to Consolidated Financial Statements for further information on merger-related expenses and Note 13 — Other Operating Expenses in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $3.7 million for the nine months ended September 30, 2024, an increase of $1.9 million from the tax provision for the nine months ended September 30, 2023. The increase was due to changes in estimated tax rates, additional estimated state tax liability, and tax credits resulting from the Merger for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the effective tax rate was 19.0%, while the effective tax rate was 9.6% for the nine months ended September 30, 2023.

Results of Operations for the Three Months Ended September 30, 2024, and September 30, 2023
General
Net income applicable to common shares for the three months ended September 30, 2024, was $27.4 million, compared to net income applicable to common shares of $4.1 million during the three months ended September 30, 2023. The $23.3 million increase was primarily due to results that reflect combined income after the Merger completion for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Net interest income increased by $50.3 million to $73.2 million for the three months ended September 30, 2024, compared to $22.9 million for the three months ended September 30, 2023. The main driver for this increase was the impact of the Merger.
For the three months ended September 30, 2024, the Company recorded credit provision expense of $0.1 million compared to a provision of $0.2 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, the Company recognized less credit loss expense on loans and off-balance sheet credit exposures which led to a decrease in credit provision expense for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Non-interest income increased by $6.3 million, or 147.5%, to $10.6 million for the three months ended September 30, 2024, as compared to $4.3 million for the three months ended September 30, 2023, as a result of the Merger. All categories of non-interest income increased as a result of the combined operations for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Non-interest expense increased by $28.4 million, or 126.7%, to $50.8 million for the three months ended September 30, 2024, as compared to $22.4 million for the three months ended September 30, 2023. The increase was primarily due to effect of the Merger and also included higher legal fees, consulting fees, audit fees, investment banking fees, software contract terminations, and other expenses related to the Merger. For the three months ended September 30, 2024, the Company incurred $3.1 million of expenses related to the Merger with Summit.
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
Net interest income totaled $73.2 million for the three months ended September 30, 2024, compared to $22.9 million for the three months ended September 30, 2023. The increase in net interest income was primarily driven by higher interest earning assets, higher rates, and higher accretion income, as a result of the Merger. Accretion income associated with acquired loans and borrowings totaled $15.4 million for the three months ended September 30, 2024. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $3.8 million for the three months ended September 30, 2024.
The tax-adjusted net interest margin was 4.07% for the three months ended September 30, 2024, compared to 2.76% for the three months ended September 30, 2023. The increase in tax-adjusted net interest margin was primarily driven by the effect of the Merger and the acquisition of additional, higher-yielding interest-earning assets.
The yield for the taxable loan portfolio was 7.34% for the three months ended September 30, 2024, compared to 5.15% for the three months ended September 30, 2023. The increase was primarily the result of the effect of the Merger, which resulted in the acquisition of additional, higher-yielding loans.

The tax-adjusted yield on the total investment securities portfolio was 3.91% for the three months ended September 30, 2024, compared to 3.37% for the three months ended September 30, 2023. The increase was partly due to higher yields in our investment portfolio in addition to the Merger, which resulted in the acquisition of additional securities with higher tax-adjusted yields.
The yield on interest-bearing deposits increased to 3.02% during the three months ended September 30, 2024, from 2.09% during the three months ended September 30, 2023. The increase was a result of the Merger, which resulted in the assumption of additional interest-bearing deposits with higher interest rates, and to a lesser extent, by higher market interest rates compared to the prior year quarter.
The yield on our short-term borrowings for the three months ended September 30, 2024, was 4.06%, compared to 4.69% for the three months ended September 30, 2023. The decrease was due to decreases in the Federal Funds Rate and other short-term market rates. The yield on our subordinated debt assumed in the Merger was 10.16%.
The following table sets forth the major components of net interest income and the related yields and rates for the three months ended September 30, 2024, and September 30, 2023, for comparison (dollars in thousands).

	For the Three Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Loans, gross (1)(2)	$5,621,531	$103,682	7.34%	$2,034,275	$26,425	5.15%
Tax-exempt loans (1)(2)	4,310	61	5.63	—	—	N/A
Total loans	5,625,841	103,743	7.34%	2,034,275	26,425	5.17%
Interest-earning deposits and fed funds sold	175,265	1,509	3.43	49,501	562	4.50
Taxable securities	996,749	10,151	4.05	991,170	8,909	3.57
Tax-exempt securities (3)	440,781	3,970	3.58	262,336	1,742	2.63
Total securities	1,437,530	14,121	3.91	1,253,506	10,651	3.37
Total interest-earning assets	7,238,636	119,373	6.56	3,337,282	37,638	4.47
Non-interest-earning assets	564,528			244,488
Total assets	$7,803,164			$3,581,770

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,389,134			$860,983
Interest-bearing demand	2,144,567	17,171	3.19%	537,644	757	0.56%
Savings	1,725,387	6,191	1.43	952,001	4,370	1.82
Time	1,328,076	16,079	4.82	654,952	6,150	3.73
Total interest-bearing deposits	5,198,030	39,441	3.02	2,144,597	11,277	2.09
Total deposits	6,587,164	39,441	2.38	3,005,580	11,277	1.49
Borrowings:
Short-term borrowings	304,849	3,108	4.06	262,521	3,106	4.69
Subordinated debt borrowings	109,557	2,798	10.16	—	—	N/A
Total interest-bearing liabilities	5,612,436	45,347	3.21	2,407,118	14,383	2.37
Non-interest-bearing liabilities	84,437			26,442
Equity	717,157			287,227
Total liabilities and equity	$7,803,164			$3,581,770

Taxable-equivalent net interest income /net interest spread (4)		74,026	3.35%		23,255	2.10%
Taxable-equivalent net interest margin (5)			4.07%			2.76%
Taxable-equivalent net adjustment		(847)			(366)
Net interest income		$73,179			$22,889
Net interest-earning assets	$1,626,200			$930,164
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

	Three Months Ended
	September 30, 2024	September 30, 2023
GAAP Financial Measurements
Interest Income - Loans	$103,682	$26,425
Interest Income - Tax-exempt loans	48	—
Interest Income - Securities taxable	10,076	8,909
Interest Income - Securities tax-exempt	3,135	1,376
Interest Income - Other interest income	1,585	562
Interest Expense - Deposits	39,441	11,277
Interest Expense - Borrowed funds	3,080	3,078
Interest Expense - Subordinated debt	2,798	—
Interest Expense - Other	28	28
Total Net Interest Income	$73,179	$22,889

Non-GAAP Financial Measurements
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	$847	$366
Total Tax Benefit on Tax-Exempt Interest Income (1)	847	366
Tax-Equivalent Net Interest Income	$74,026	$23,255
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the three months ended September 30, 2024, and September 30, 2023, are annualized using an actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Three Months Ended September 30, 2024, compared to September 30, 2023
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Yield / Rate	Net Change
Income from the interest-earning assets:
Loans (1), gross	$302,286	$8,628	$310,914
Securities (1)	5,909	5,980	11,889
Interest-bearing deposits and fed funds sold	4,223	(520)	3,703
Total interest income on interest-earning assets	312,418	14,088	326,506
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	50,962	15,037	65,999
Savings deposits	10,822	(2,010)	8,812
Time deposits	36,057	6,846	42,903
Total interest expense on interest-bearing deposits	97,841	19,873	117,714
Borrowings	11,447	(1,892)	9,555
Total interest expense on interest-bearing liabilities	109,288	17,981	127,269
Taxable-equivalent net interest income	$203,130	$(3,893)	$199,237
(1)Yields and interest income on tax-exempt securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $118.5 million for the three months ended September 30, 2024, compared to $37.3 million for the three months ended September 30, 2023, an increase of 218.0%. The increase in interest income was due to the effect of the Merger and the acquisition of additional interest-earning assets. Interest income on loans increased by $77.3 million and interest income on securities increased $2.9 million, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Interest Expense
Total interest expense was $45.3 million for the three months ended September 30, 2024, compared to $14.4 million for the three months ended September 30, 2023. The increase in interest expense was a result of the Merger and the assumption of additional interest-bearing liabilities. Interest expense on interest-bearing deposits increased by $28.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Interest on subordinated debt acquired in the Merger was $2.8 million for the three months ended September 30, 2024, while interest expense on short-term borrowings amounted to $3.1 million for the three months ended September 30, 2024.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $0.1 million for the three months ended September 30, 2024, compared to a provision of $0.2 million for the three months ended September 30, 2023. The decreased provision expense is a function of the Merger closing last quarter and the Day 2 non-PCD provision expense captured for the acquired portfolio, resulting in a lower credit loss expense on loans and off-balance sheet credit exposures, compared to the three months ended September 30, 2023. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Three months ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Fiduciary and wealth management	$2,352	$1,354	$998	73.7%
Service charges and fees	5,453	1,583	3,870	244.5
Net gains (losses) on securities	—	(1)	1	100.0
Income from company-owned life insurance	1,330	589	741	125.8
Other non-interest income	1,481	764	717	93.8
Total	$10,616	$4,289	$6,327	147.5%
Non-interest income increased 147.5% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily driven by the Merger. The largest increase was a $3.9 million increase in service charges and fees for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. All other categories of non-interest income also increased due to the Merger for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Three months ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent
Salaries and wages	$20,858	$9,867	$10,991	111.4%
Pensions and other employee benefits	4,678	2,242	2,436	108.7
Occupancy	3,412	1,462	1,950	133.4
Equipment rentals, depreciation and maintenance	4,699	1,435	3,264	227.5
Other	17,179	7,417	9,762	131.6
Total	$50,826	$22,423	$28,403	126.7%
Non-interest expense increased $28.4 million, or 126.7%, for the three months ended September 30, 2024, compared to September 30, 2023. The increase was primarily due to effect of the Merger and also included higher legal fees, consulting fees, audit fees, investment banking fees, software contract terminations and other merger-related expenses. For the three months ended September 30, 2024, the Company incurred $3.1 million of merger-related expenses within non-interest expense for the three months ended September 30, 2024. See Note 16 — Business Combination in Notes to Consolidated Financial Statements for further information on merger-related expenses and Note 13 — Other Operating Expenses in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $5.2 million for the three months ended September 30, 2024, an increase of $4.7 million from the tax provision for the three months ended September 30, 2023. The increase was due to the increase in net income for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023. For the three months ended September 30, 2024, the effective tax rate was 15.8%, while the effective tax rate was 10.3% for September 30, 2023.
Analysis of Financial Condition for the Period Ended September 30, 2024, and December 31, 2023
Due mostly to the Merger, assets increased by $4.25 billion to $7.86 billion as of September 30, 2024, compared to $3.62 billion as of December 31, 2023. Loans, net of ACL, increased by $3.44 billion from $2.06 billion as of December 31, 2023, to $5.51 billion as of September 30, 2024. Deposits increased by $3.60 billion and amounted to $6.60 billion at September 30, 2024, compared to $3.00 billion at December 31, 2023. Short-term borrowings increased by $48.2 million to $320.2 million as of September 30, 2024, compared to $272.0 million at December 31, 2023. Subordinated debt and subordinated debt owed to unconsolidated subsidiary trusts, which were assumed in the Merger, totaled $110.5 million at September 30, 2024, compared to zero at December 31, 2023.
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
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the nine months ended September 30, 2024, the unrealized losses on our holdings decreased $36.3 million from December 31, 2023.
The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at September 30, 2024, or at December 31, 2023.
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
The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment for September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$166,000	$—	$13,383	$152,617
Obligations of states and municipalities	713,040	3,986	61,380	655,646
Residential mortgage backed - agency	57,563	793	3,590	54,766
Residential mortgage backed - non-agency	285,808	1,613	9,945	277,476
Commercial mortgage backed - agency	34,848	42	840	34,050
Commercial mortgage backed - non-agency	157,569	—	3,875	153,694
Asset-backed	71,073	229	667	70,635
Other	38,401	428	1,282	37,547
Total	$1,524,302	$7,091	$94,962	$1,436,431

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,026	$—	$17,955	$179,071
Obligations of states and municipalities	535,229	21	72,047	463,203
Residential mortgage backed - agency	47,074	—	4,836	42,238
Residential mortgage backed - non-agency	284,826	17	18,812	266,031
Commercial mortgage backed - agency	36,151	28	1,294	34,885
Commercial mortgage backed - non-agency	183,454	—	6,393	177,061
Asset-backed	79,315	23	1,402	77,936
Other	9,500	—	1,486	8,014
Total	$1,372,575	$89	$124,225	$1,248,439
The investment maturity table below summarizes contractual maturities for our investment securities at September 30, 2024. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.3 years at September 30, 2024. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	September 30, 2024
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	—%	$166,000	1.31%	$—	—%	$—	—%	$166,000	1.31%
Obligations of states and municipalities	—	—	145,926	2.87	395,005	2.39	172,109	2.76	713,040	2.58
Residential mortgage backed - agency	490	20.94	19,427	4.94	28,117	2.65	9,529	4.45	57,563	3.88
Residential mortgage backed - non-agency	47,696	4.55	78,607	3.67	123,102	4.24	36,403	5.00	285,808	4.23
Commercial mortgage backed - agency	32	4.58	25,752	5.21	9,064	5.16	—	—	34,848	5.20
Commercial mortgage backed - non-agency	91,673	4.03	60,771	4.96	5,125	1.43	—	—	157,569	4.30
Asset-backed	5,551	5.95	39,747	6.54	25,775	6.38	—	—	71,073	6.44
Other	—	—	2,741	8.29	21,263	5.89	14,397	9.15	38,401	7.28
Total	$145,442	4.33%	$538,971	3.23%	$607,451	3.10%	$232,438	3.58%	$1,524,302	3.40%
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

The following tables set forth the composition of our loan portfolio as of the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Commercial real estate	$2,526,945	$1,309,084
Owner-occupied commercial real estate	637,175	131,381
Acquisition, construction & development	447,449	49,091
Commercial & industrial	562,653	67,847
Single family residential (1-4 units)	1,197,245	527,980
Consumer non-real estate and other	202,570	2,373
Loans, gross	5,574,037	2,087,756
Allowance for credit losses	(67,817)	(25,301)
Loans, net	$5,506,220	$2,062,455
The loan portfolio, excluding ACL, at September 30, 2024, increased by $3.49 billion primarily due to the Merger.
The following table shows the maturity distribution for total loans outstanding as of September 30, 2024. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balance of loans is indicated by both fixed and floating rate categories in the table below (in thousands).

	September 30, 2024
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$148,782	$111,818	$980,465	$248,464	$305,104	$357,339	$43,533	$331,440	$2,526,945
Owner-occupied commercial real estate	40,229	25,780	131,092	37,958	108,057	144,278	16,656	133,125	637,175
Acquisition, construction & development	33,328	101,949	39,298	133,777	26,703	23,317	5,709	83,368	447,449
Commercial & industrial	8,613	159,355	108,487	186,489	28,506	46,017	7,148	18,038	562,653
Total commercial loans	230,952	398,902	1,259,342	606,688	468,370	570,951	73,046	565,971	4,174,222
Single family residential (1-4 units)	18,082	13,903	36,159	18,225	78,611	78,146	464,597	489,522	1,197,245
Consumer non-real estate and other	12,019	108,089	44,278	1,303	15,728	6,912	5,794	8,447	202,570
Total loans	$261,053	$520,894	$1,339,779	$626,216	$562,709	$656,009	$543,437	$1,063,940	$5,574,037
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
The Company’s asset quality remained stable through the third quarter of 2024, but the nonaccrual loan balance increased $32.1 million from December 31, 2023. As a result of the Merger, the nonaccrual loan balance increased due to the acquired loan portfolio. The Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned as of September 30, 2024, totaled $38.4 million.

The following table summarizes the Company’s non-performing assets as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Non-accrual loans	$35,872	$3,744
90 days past due and still accruing	—	—
Total non-performing loans	35,872	3,744

Other real estate owned	2,576	—

Total non-performing assets	$38,448	$3,744
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
The Company recorded a provision expense of $0.1 million and a provision expense of $0.2 million on loans for the three months ended September 30, 2024, and September 30, 2023, respectively, and a provision expense of $19.5 million and a provision expense of $1.0 million on loans for the nine months ended September 30, 2024, and September 30, 2023, respectively. The increase in provision expense for the nine months ended was due to the Merger and the requirement to record a provision expense for loans classified as non-PCD. The Company also recorded a $23.9 million provision directly to the allowance for credit losses as required for acquired PCD loans for the nine months ended September 30, 2024. This allowance for acquired PCD loans did not result in an additional provision expense for the nine months ended September 30, 2024.
Gross charged-off loans were $305.0 thousand and $13.0 thousand for the three months ended September 30, 2024, and September 30, 2023, respectively, and $947.0 thousand and $134.0 thousand for the nine months ended September 30, 2024, and September 30, 2023, respectively. Gross recoveries totaled $20.0 thousand and $5.0 thousand for the three months ended September 30, 2024, and September 30, 2023, respectively, and $38.0 thousand and $48.0 thousand for the nine months ended September 30, 2024, and September 30, 2023, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.22% and 1.26% as of September 30, 2024, and September 30, 2023, respectively.

The following table summarizes the changes in the Company’s credit loss experience by portfolio for the three and nine months ended September 30, 2024, and 2023 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Loans outstanding at end of period	$5,574,037	$2,070,616	$5,574,037	$2,070,616
Balance of allowance at beginning of period	(68,017)	(25,919)	(25,301)	(21,039)
Impact of the adoption of CECL	—	—	—	(4,125)
Allowance established for acquired PCD Loans	—	—	(23,910)	—
Loans charged-off:
Commercial real estate	—	—	210	—
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	—	—
Commercial & industrial	32	—	178	29
Residential	67	—	104	—
Consumer non-real estate and other	206	13	455	105
Total loans charged-off	305	13	947	134
Recoveries of loans charged-off:
Commercial real estate	(3)	(4)	(10)	(35)
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	—	—
Commercial & industrial	(9)	—	(9)	—
Residential	(1)	(1)	(2)	(7)
Consumer non-real estate and other	(7)	—	(17)	(6)
Total recoveries of loans charged-off	(20)	(5)	(38)	(48)
Net loan charge-offs (recoveries)	285	8	909	86
Provision for (recapture of) credit losses for the period	85	200	19,515	1,033
Ending allowance	$(67,817)	$(26,111)	$(67,817)	$(26,111)

Average loans outstanding during the period	$5,621,531	$2,034,275	$4,068,804	$1,985,898
Allowance coverage ratio (1)	1.22%	1.26%	1.22%	1.26%
Net charge-offs to average outstanding loans during the period (2)	0.01	0.00	0.02	0.00
Allowance for credit losses as a percentage of non-performing loans (3)	189.05	914.25	189.05	914.25
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

The following table summarizes the ACL by portfolio with a comparison of the percentage composition in relation to total ACL and allowance for credit losses and total loans as of September 30, 2024, and December 31, 2023 (dollars in thousands).

	September 30, 2024
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated ACL	Percent of Loans in Each Category to Total Loans
Commercial real estate	$25,791	38.04%	45.34%
Owner-occupied commercial real estate	3,967	5.85	11.43
Acquisition, construction & development	21,723	32.03	8.03
Commercial & industrial	5,170	7.62	10.09
Residential	10,576	15.59	21.48
Consumer non-real estate and other	590	0.87	3.63
Total	$67,817	100.00%	100.00%

	December 31, 2023
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$20,633	81.56%	62.71%
Owner-occupied commercial real estate	783	3.09	6.29
Acquisition, construction & development	368	1.45	2.35
Commercial & industrial	645	2.55	3.25
Residential	2,797	11.05	25.29
Consumer non-real estate and other	75	0.30	0.11
Total	$25,301	100.00%	100.00%
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
As of September 30, 2024, the Company has available unused borrowing capacity of $2.4 billion through its available lines of credit with the FHLB of Atlanta, the Federal Reserve Borrower-In-Custody Program line, and unsecured federal fund lines of credit from correspondent banking relationships. Advances on credit lines are secured by both securities and loans.
The following table shows certain information regarding short-term borrowings as of the three months ended September 30, 2024, and December 31, 2023, respectively (dollars in thousands):

Balance at end of period	September 30, 2024	December 31, 2023
Short-term borrowings	$320,163	$272,000
Weighted average interest yield at end of period	4.06%	4.75%
The following table shows certain information regarding long-term debt as of the three months ended September 30, 2024, and December 31, 2023, respectively (dollars in thousands):

Balance at end of period	September 30, 2024	December 31, 2023
Subordinated debentures, net	$93,532	$—
Subordinated debentures owed to unconsolidated subsidiary trusts	16,950	—
Total long-term debt	$110,482	$—

Weighted average interest yield at end of period	10.16%	N/A
Deposits
Total deposits increased by $3.6 billion from December 31, 2023, to September 30, 2024, primarily due to the completion of the Merger with Summit. The Company has brokered time deposits that amounted to $345.3 million as of September 30, 2024, and $389.0 million at December 31, 2023. The following table sets forth the balance of each category of deposits as of the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
	Balance	Balance
Demand, non-interest-bearing	$1,392,123	$830,320
Demand, interest-bearing	2,182,632	509,646
Money market and savings	1,709,471	925,853
Brokered deposits	345,328	389,011
Time deposits, other	971,271	347,051
Total interest-bearing	5,208,702	2,171,561
Total deposits	$6,600,825	$3,001,881
The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 in the amounts of $2.0 billion and $677.3 million at September 30, 2024, and December 31, 2023, respectively, with the increase being primarily attributable to the Merger.

The following table sets forth maturity ranges of time deposits as of September 30, 2024, that meet or exceed the FDIC insurance limit (in thousands).

September 30, 2024
Due within 3 months or less	$129,343
Due after 3 months and within 6 months	97,587
Due after 6 months and within 12 months	26,583
Due after 12 months	11,552
Total uninsured, time deposits	$265,065
Shareholders’ Equity
Total shareholders’ equity at September 30, 2024, was $738.1 million, compared to $314.8 million at December 31, 2023. Shareholders’ equity increased by $423.3 million mostly due to the Merger since December 31, 2023. Accumulated other comprehensive income/(loss) decreased $27.7 million from December 31, 2023, to September 30, 2024, from $(103.5) million to $(75.8) million.

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

	As of September 30, 2024	As of December 31, 2023
Change in Interest Rates (in Basis Points)	Percentage Change in Earnings	Percentage Change in Earnings
200	(0.3)%	0.9%
100	0.2	1.2
(100)	(0.2)	(1.0)
(200)	(0.9)	(0.8)
(300)	(0.9)	(0.3)
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at September 30, 2024, and December 31, 2023.

	As of September 30, 2024	As of December 31, 2023
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
200	(2.7)%	(12.1)%
100	(0.6)	(5.8)
(100)	(2.2)	2.3
(200)	(8.7)	1.7
(300)	(18.2)	(1.8)

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.
Effective on May 3, 2024, Burke & Herbert completed its Merger with Summit. During the second and third quarter of 2024, management commenced an evaluation of the design and operating effectiveness of internal controls over financial reporting related to the Summit acquired business. The evaluation of changes to processes, technology systems, and other components of internal control over financial reporting related to the Summit acquired business is ongoing. Except for the changes made in connection with the Merger, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1.    Legal Proceedings
Legal Proceedings
In the ordinary course of our operations, and from time to time, the Company and its subsidiary are parties to various legal claims, lawsuits, and proceedings incidental to the ordinary nature of the Company’s business. Currently, we are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us. Although the ultimate outcome of any pending legal proceedings cannot be ascertained at this time, it is the opinion of management that the liabilities (if any) resulting from such legal proceedings will not have a material adverse effect on the Company’s business, including its consolidated financial position, results of operations, or cash flows, or otherwise require disclosure under the federal securities laws.
Item 1A.    Risk Factors
There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our Form 10-K for the year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
(c) Insider Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.     Exhibits

Exhibit No.	Description
2.1*
Agreement and Plan of Reorganization between Burke & Herbert Financial Services Corp. and Summit Financial Group, Inc., dated as of August 24, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 filed October 2, 2023)

3.1*	Articles of Incorporation Burke & Herbert Financial Services Corp. as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed August 13, 2024)
3.2*	Bylaws of Burke & Herbert Financial Services Corp. as amended (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-Q filed May 10, 2024)
4.1*
Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement dated as of September 22, 2020, by and between Summit Financial Group, Inc. and each of the Purchasers) (incorporated by reference to Exhibit 10.1 to Summit Financial Group, Inc.’s Form 8-K filed on September 23, 2020 (File No. 000-16587))

4.2*
Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee) (incorporated by reference to Exhibit 4.1 to Summit Financial Group, Inc.’s Form 8-K filed on November 17, 2021 (File No. 000-16587))

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#
The following materials from the registrant’s Form 10-Q Report for the quarterly period ended September 30, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104#	The cover page of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (contained in Exhibit 101).
__________________
*    Previously filed
#    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2024

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chief Executive Officer

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President, Chief Financial Officer