Form 10-K
period 2024-12-31
Burke & Herbert Financial Services Corp.
filed 2025-03-17
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☒ No ☐
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

Large accelerated ﬁler	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
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
Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2024, was approximately $685,478,000. Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.
The number of shares of the Registrant’s Common Stock outstanding on March 10, 2025, was 14,982,655.
Documents Incorporated by Reference

Document	Part of Form 10-K into which document is incorporated
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders expected to be held on May 22, 2025	Part III - Items 10, 11, 12, 13 and 14

Use of Names
As used throughout this Form 10-K, the “Company,” “we,” “our,” and “us” refer to Burke & Herbert Financial Services Corp., and the “Bank” refers to Burke & Herbert Bank & Trust Company, a Virginia chartered bank and wholly owned subsidiary of the Company.
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
In this Form 10-K (including the portions of our proxy statement for our 2025 annual meeting, being incorporated herein by reference), we have elected to take advantage of the reduced disclosure requirements relating to executive compensation, and the exemption for auditor attestation over our internal controls, and in the future, we may take advantage of any or all of these exemptions for so long as we remain an emerging growth company. We could remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities in an offering registered under the Securities Act or until the earliest of (i) the end of the first fiscal year during which we have total annual gross revenues of $1.235 billion or more, (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, or (iii) the date on which we are deemed to be a “large accelerated filer” as defined in Exchange Act Rule 12b-2.
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

Part I
Item 1. Business
Overview
Burke & Herbert Financial Services Corp. was organized as a Virginia corporation in 2022 to serve as the holding company for Burke & Herbert Bank & Trust Company. The Company became a bank holding company when it commenced operations on October 1, 2022, following a reorganization transaction in which it acquired control of the Bank under the Bank Holding Company Act of 1956 (“BHCA”). This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. The Company has no material operations other than owning the Bank. In September 2023, the Company elected to become a financial holding company under the BHCA. As a financial holding company of a Virginia state bank, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia BFI”). The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank became a member of the Federal Reserve System on December 31, 2024. The Bank is subject to regulation, supervision, and examination by the Federal Reserve (through the Federal Reserve Bank of Richmond) and the Virginia BFI.
The Company is authorized to issue forty million (40,000,000) shares of common stock, par value $0.50 per share (“Common Stock”), of which there were 14,982,655 outstanding as of the date of this Form 10-K. The Company’s authorized capital also consists of up to two million (2,000,000) shares of serial preferred stock, par value $1.00 (“Serial Preferred Stock”) of which there were 1,500 outstanding shares of the Burke & Herbert Series 2021 Preferred Stock (the “Burke & Herbert Series 2021 Preferred Stock”) as of the date of this Form 10-K. These authorized capital share amounts reflect a share-split authorized and approved by the Company’s Board of Directors (the “Board”) and effective November 15, 2022, that provided for a forty-for-one split of the Company’s Common Stock, with each shareholder receiving forty (40) post-split shares for each one (1) share held prior to the split. All share amounts presented throughout this Form 10-K are presented on a post-split basis.
The Company’s Common Stock is currently quoted on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “BHRB.”
We primarily serve small to medium-sized businesses, their owners and employees, professional corporations, non-profits, and individuals with a broad range of banking products and financial services. Some of the products and services that we offer include checking, savings and money market accounts, certificates of deposit, treasury and cash management services, commercial and industrial loans, commercial real estate loans, residential mortgage, acquisition, construction & development loans, online banking, mobile banking, and wealth & trust services. As of December 31, 2024, we had total consolidated assets of $7.8 billion, gross loans of $5.6 billion, total deposits of $6.5 billion, and total shareholders’ equity of $730 million.
Our Business
We are a community-oriented financial institution. We seek to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. Our business involves attracting deposits from local businesses and individual customers and using these deposits to originate commercial, mortgage, and consumer loans in our market area. We also invest in securities consisting primarily of U.S Government Treasuries, obligations of U.S. government-sponsored entities (“GSEs”), municipal obligations, mortgage-backed securities issued by Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”), and the subordinated debt of other financial institutions. We are the owner and beneficiary of Company-owned life insurance policies on certain current and former Bank employees. These policies generate income and can be liquidated, if necessary, with associated tax costs.
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
The Federal Reserve and the Virginia State Corporation Commission, through the Virginia BFI, regulate and monitor operations of the Company and the Bank. The Federal Reserve and the Virginia BFI conduct periodic onsite and offsite examinations. We must comply with a wide variety of reporting requirements and banking regulations. The laws and regulations governing us generally have been promulgated to protect depositors, borrowers, the financial system, and the federal Deposit Insurance Fund (“DIF”) and not to protect shareholders. Additionally, we must bear the cost of compliance with the reporting and regulations; these costs can be significant and may have an effect on our financial performance.
Merger with Summit Financial Group, Inc.
Effective on May 3, 2024 (“the Closing Date”), the Company completed its merger (the “Merger”) with Summit Financial Group, Inc., a West Virginia corporation (“Summit”), pursuant to the Agreement and Plan of Reorganization and accompanying Plan of Merger dated August 24, 2023 between the Company and Summit (the “Merger Agreement).
Pursuant to the Merger Agreement, on the Closing Date, (i) Summit merged with and into the Company with the Company as the surviving entity, and (ii) immediately following the Merger, Summit Community Bank, Inc., a West Virginia chartered bank and wholly-owned subsidiary of Summit (“SCB”) merged with and into the Bank, with the Bank as the surviving bank.
In the Merger, holders of Summit common stock outstanding at the effective time of the Merger received 0.5043 shares of the Company Common Stock for each share of Summit common stock they owned, subject to the payment of cash in lieu of fractional shares. The total aggregate consideration payable in the Merger was approximately 7,405,772 shares of the Company Common Stock. Additionally, each share of the 6.0% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series 2021 of Summit (the “Summit Series 2021 Preferred Stock”) issued and outstanding was converted into the right to receive a share of a newly created series of preferred stock of the Company, the Burke & Herbert Series 2021 Preferred Stock. Summit’s results of operations are included from the Closing Date forward. As of December 31, 2024, the Company had recognized $36.5 million in merger-related expenses in connection with this transaction.
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
The Company’s primary market area includes northern Virginia and West Virginia and it has over 77 branches and commercial loan offices across Delaware, Kentucky, Maryland, Virginia, and West Virginia. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.
The greater Washington, D.C. area is the seventh largest Metropolitan Statistical Areas (“MSA”) in the country, according to the U.S. Census Bureau, with over 6.3 million residents. The real gross domestic product (“GDP”) of the MSA was $600 million in 2023, and if the MSA were a U.S. state it would have ranked 14th in GDP for such period. Twenty of the largest Fortune 500 companies are headquartered within the region as of 2024. Many employers within this MSA thrive and grow due to a large, well-educated labor force and over nineteen colleges and universities. According to the U.S. Census Bureau, as of 2023, nearly 55% of the population 25 years and over has a bachelor’s degree or higher (compared to the U.S. average of 38%). Local academic institutions proactively invest in programs and facilities, particularly in technical fields, which benefit the area’s ability to produce well-trained workers to satisfy the demands of area employers.
With respect to banking statistics in the Washington, D.C. market, as of June 30, 2024, the MSA had total deposits of $291.7 billion, ranking it the 13th largest MSA in the United States in total deposits, according to the Federal Deposit Insurance Corporation (the “FDIC”). FDIC data also shows that the top five banks inside the Washington, D.C. MSA are mostly nationally chartered and control 66.7% of the area’s deposit base. As of June 30, 2024, our deposits on account within the Washington, D.C. MSA were $3.2 billion, or 1.1% market share, ranking the Company 15th in the MSA. Over half of the banks that ranked ahead of the Company are headquartered outside of our market area. Our market area has experienced a significant degree of banking consolidation over the last several decades. We believe that as financial institutions are merged with or acquired by remote, larger institutions, their customers can become further removed from the point of decision making. The consolidation trend provides an opportunity for the Company to execute a focused strategy of offering personalized services to attract potential customers who are underserved or dissatisfied.
We expect the Washington D.C. MSA will build upon its rank as a stable and growing economy by fostering education, technological innovation, job creation, capital formation, and economic diversification. We believe the size, growth, economic diversity, and banking consolidation within the Washington D.C. MSA, when combined with our business strategy, will provide the Company with excellent opportunities for long-term, sustainable growth.
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
•Disciplined Credit Culture. In originating loans, our relationship managers focus on experienced business owners with demonstrated capacity to fulfill their financial obligations. Loan officers have relatively low individual discretionary loan authority levels, which generally results in loan committee vetting to uphold appropriate structure and terms prior to approval. Loan committee meetings are held regularly and on an as-needed basis to promote prompt decisions. We utilize an independent, nationally recognized loan review firm to validate our risk ratings and assess our underwriting and loan administration. We believe that our rigorous underwriting and diligent monitoring of the loan portfolio is consistent with our desired risk profile.
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
The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers. Banks, securities firms, and insurance companies can affiliate under the umbrella of a financial holding company, which can offer most types of financial services, including banking, securities underwriting, and insurance. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.
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
Lending Services
We provide a range of commercial lending services, including commercial real estate loans, acquisition, construction & development, commercial and industrial loans, consumer and mortgage warehouse lines of credit, and residential real estate loans to customers generally located or conducting business in our market area. Loan terms, including interest rates, loan-to-value ratios, and maturities, are tailored to meet the needs of the borrower. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate and credit risk.
Our 10 largest borrowing relationships accounted for approximately 8.8% of our total loans at December 31, 2024. With this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credit losses if any one of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified portfolio. While we believe our underwriting standards are designed to manage normal lending risks, it is difficult to determine, at the time of underwriting, if any of these loans will become non-performing or delinquent, or whether we will hold non-performing or delinquent loans that may adversely affect our future performance. Refer to the Lending Activities section within Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the composition of our loan portfolio as of December 31, 2024, and December 31, 2023.
Commercial Lending Services
Commercial lending services include commercial real estate loans, acquisition, construction & development, and commercial & industrial loans. Our commercial loan clients represent a diverse cross-section of small to mid-size local businesses within our market footprint, whose owners and employees are often established Bank customers. Such banking relationships are a natural business for us with our long-standing community roots and extensive experience in serving and lending to this market segment.
Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Collateral generally is required to provide us with an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower, but generally may include real estate, accounts receivable, inventory, equipment, or other assets. Loans also may be supported by personal guarantees from the principals of the commercial loan borrowers. The financial condition and cash flow of commercial borrowers are closely monitored through the submission of corporate financial statements, personal financial statements, and income tax returns. The frequency of submissions of required information depends upon the size and complexity of the credit and the collateral that secures the loan. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to repay the loan and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. A risk rating system is applied to the commercial loan portfolio to measure credit risk and differentiate the level of risk posed by individual credits. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview for further information.
Commercial Real Estate Loans
Our commercial real estate loans consist of both loans secured by owner-occupied properties and non-owner-occupied properties (“investor real estate loans”). The commercial real estate categories contain mortgage loans to developers and owners of commercial real estate. Commercial real estate loans are governed by the same lending policies and subject to credit risk as previously described for commercial loans. Commercial real estate loans secured by owner-occupied properties are based upon the borrower’s financial condition and the ability of the borrower and the business to provide for repayment. Investor real estate loans secured by non-owner-occupied properties involve investment properties for multi-family, warehouse, retail, and office space with a history of occupancy and cash flow. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview for further information on commercial real estate sector concentration. We seek to reduce the risks associated with commercial mortgage lending by generally lending in our market area, focusing on debt service coverage ratio, using conservative loan-to-value ratios, and obtaining periodic financial statements and tax returns from borrowers to perform loan reviews. In addition, when underwriting specific loans, the proposed debt should be supported by cash flows that are stable, predictable, diverse, and sufficient for adequate repayment at acceptable margins. Furthermore, we stress test each aspect of the cash flow, including stressing the interest rate levels.

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
Commercial & Industrial Loans
We also originate commercial & industrial (“C&I”) loans. C&I loans are made to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt. We generally require a first lien position on all collateral and require guarantees from owners having at least a 10% interest in the involved business. Interest rates on C&I loans are generally floating or fixed for a term not to exceed seven years. Management monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries or similar collateral. C&I loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. C&I loan documents require borrowers to forward regular financial information on both the business and personal guarantors. Loan covenants require at least annual submission of complete financial information, and in certain cases, this information is required monthly, quarterly, or semi-annually, depending on the degree to which we desire information resources for monitoring a borrower’s financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by our policy, would be an 80% advance on the lesser of appraised value or recent sales price on commercial property, an 80% or less advance on eligible receivables, a 50% or less advance on eligible inventory, and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Loans may require personal guarantees. Key person life insurance may be required, as appropriate and as necessary, to mitigate the risk of loss of a primary owner or manager.
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
Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by U.S. GSEs, including Fannie Mae, Freddie Mac, and Ginnie Mae, which serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less or have mortgage insurance to insure down to 80%, and are made to borrowers in good credit standing. In recent years, we have sold the majority of new mortgage loan production in the secondary market using large mortgage loan companies that package these loans to be sold to the GSEs. For any loans retained by us, title insurance insuring the priority of our mortgage lien, as well as fire and extended coverage casualty insurance protecting the properties securing the loans, is required. Borrowers may be required to advance funds with each monthly payment of principal and interest to a loan escrow account from which we make disbursements for items, such as real estate taxes and mortgage insurance premiums. Appraisers approved by us appraise the properties securing substantially all of our residential mortgage loans.
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
The current investment policy authorizes the Bank to invest in debt securities issued by the United States Government, agencies of the United States Government, or GSEs. The policy permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae. The investment policy also permits investments in federal funds and deposits in other insured institutions. In addition, management is authorized to invest in investment grade state and municipal obligations, private mortgage-backed securities, and the subordinated debt of other financial institutions. The Company is also the beneficiary of life insurance policies on certain current and former Bank employees. These policies generate income and can be liquidated, if necessary, with associated tax costs.
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
Employees
As of December 31, 2024, we had 815 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement.
We consider our diverse employee base and our culture to be a competitive advantage. Our employees are from many different countries across the world, whether by birth or descent. This diversity provides us the opportunity to serve our customers, communities, and each other in meaningful and impactful ways that result in long lasting relationships. Our overall human capital strategy focuses on attracting, engaging, and retaining qualified, diverse, and innovative talent at all levels of the Company. We are a committed equal opportunity employer, and all qualified candidates receive consideration for employment without regard to race, color, religion, national origin, age, disability, sex, sexual orientation, gender, gender identity, pregnancy, genetic information, or other characteristics protected by applicable law. Beyond nondiscrimination compliance, we are committed to maintaining a workforce committed to our core values to serve & lead, deliver more, elevate everyone, and always being invested in the long-term success of our customers, colleagues, and communities..
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

Training and Development
Our success depends not only on attracting and retaining talented employees, but also in developing our current employees and providing opportunities for their growth. We offer our employees numerous live and on-demand training programs and resources to help them build knowledge and improve skills. These trainings include mandatory programs, as well as recommended programs in areas, including leadership development and technical skills.
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
General Corporate Information
Our headquarters is located at 100 S. Fairfax Street, Alexandria, Virginia 22314, and our telephone number at that address is 703-666-3555. We also maintain executive offices and a key operations center in Moorefield, West Virginia to support bank-wide operations across our market footprint. See Item 2. Properties for additional information on our locations. Additional information can be found on our website at https://www.burkeandherbertbank.com. Information on our website or any other website is not incorporated by reference herein and does not constitute a part of this Form 10-K.
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
The Company
General. As a bank holding company that has elected financial holding company status under the BHCA, the Company is subject to regulation, supervision, and examination by the Federal Reserve (through the Federal Reserve Bank of Richmond). The Company is a bank holding company under the banking laws of Virginia, and is subject to regulation, supervision, and examination by the Virginia BFI.
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
Bank Acquisitions; Change in Control. The BHCA and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, any outstanding regulatory compliance issues of any institution that is a party to the transaction, the projected capital ratios and levels on a post-acquisition basis, the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction, the parties’ managerial resources and risk management and governance processes and systems, the parties’ compliance with the Bank Secrecy Act (“BSA”) and anti-money laundering requirements, and the acquiring institution’s performance under the CRA and compliance with fair housing and other consumer protection laws.
On July 9, 2021, the U.S. president issued an executive order that encouraged the federal banking agencies to review merger oversight under the BHCA and the Bank Merger Act. While the FDIC updated its bank merger policy statement, the Federal Reserve made no changes to its merger rules and guidelines. It is possible that the current President could rescind the executive order, and any changes related to implementation of the Bank Merger Act are uncertain and cannot be predicted at this time. However, the adoption of more expansive or stringent standards may have an impact on the Company’s ability to engage in acquisition activities.
Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if any individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the SEC under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.
In addition, Virginia law requires prior approval from the Virginia BFI for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks, which was codified in Section 38A of the Federal Deposit Insurance Act (“FDIA”). Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to the priority of payment.
Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Deposit Insurance Fund (“DIF”) in the event of a depository institution insolvency, receivership, or default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became “undercapitalized,” or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.
Under the FDIA, federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital management, internal controls and information systems, data security, loan documentation, credit underwriting, interest rate exposure, risk management vendor management, corporate governance, asset growth, and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.
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
Limits on Dividends, Capital Distributions, and Other Payments. The Company is a legal entity, separate and distinct from its Bank subsidiary. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company, to the payment of dividends by the Company to its shareholders, and to the repurchase by the Company of outstanding shares of its capital stock. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared by the Bank or the Company would be an unsafe or unsound practice, and may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank and the Company from engaging in unsafe or unsound practices in conducting their respective businesses. The payment of dividends, or the repurchase of outstanding capital stock, depending on the financial condition of the Bank or the Company, could be deemed to constitute such an unsafe or unsound practice.
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
The Bank
General. The Bank is subject to federal and state regulation, supervision, and examination. The Bank’s principal federal regulator was the FDIC until December 31, 2024. On that date, the Bank became a member of the Federal Reserve System, and now both the Bank and the Company are supervised and regularly examined by the Federal Reserve and the Virginia BFI. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and the acquisition of financial institutions and other companies. These laws and regulations also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, credit policies, the types of business conducted, and the location of offices. Certain of these laws and regulations are referenced above under “The Company.”
Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital rules applicable to U.S. banking organizations, based on updated capital standards from the Basel Committee on Banking Supervision (“Basel III Framework”). Those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.
These capital rules require the Bank to comply with the following minimum capital ratios: (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer, resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7.0%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total risk-based capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum total risk-based capital ratio of 10.5%, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall.
The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 11.96%, 11.53%, and 14.57%, respectively, as of December 31, 2024, thus exceeding the minimum requirements for “well capitalized” status. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 13.29%, 13.29%, and 14.41%, respectively, as of December 31, 2024, also exceeding the minimum requirements for “well capitalized” status. See Note 12 — Regulatory Capital Matters, in Notes to the December 31, 2024 Consolidated Financial Statements of the Company (the “Notes to Consolidated Financial Statements”) for additional information.
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
In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial institutions to estimate and establish an allowance for credit losses using a current expected credit loss (“CECL”) model. The CECL model will estimate credit losses over the lifetime of our financial assets measured at amortized cost at the date of origination or acquisition, as opposed to reserving for incurred or probable losses through the balance sheet date. The Company implemented ASU 2016-13 on January 1, 2023, and recognized a one-time cumulative effect adjustment to the allowance through retained earnings as a result of applying this ASU. The Federal Reserve has adopted a rule providing for an optional three-year phase-in period for the day-one adverse regulatory capital effects upon adopting the standard, which the Company has not elected to implement. See “Adoption of New Accounting Standards” under Note 1 — Nature of Banking Activities and Significant Accounting Policies in Notes to the December 31, 2024 Consolidated Financial Statements for further information regarding the implementation of CECL.
Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to “undercapitalized” depository institutions. As described above, the final rules to implement the Basel III Framework also integrated new requirements into the “prompt corrective action” framework. “Well capitalized” institutions may generally operate without additional supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave the bank “undercapitalized;” they cannot pay a management fee to a controlling person if after paying the fee, it would be “undercapitalized;” and they cannot accept, renew, or rollover any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.
Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an “undercapitalized” institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly “undercapitalized” and “critically undercapitalized” institutions.
To be “well-capitalized” under the federal banking agencies’ “prompt corrective action” regulations adopted pursuant to Section 38 of the FDIA, banks must maintain a minimum Tier 1 leverage ratio of 5.0%, a minimum common equity Tier 1 capital ratio of 6.5%, a minimum Tier 1 capital ratio of 8.0%, and a minimum total capital ratio of 10.0%. The Bank met the definition of being “well capitalized” as of December 31, 2024, and December 31, 2023. See “The Bank – Capital Requirements,” above.
Deposit Insurance. The deposits of the Bank are insured by the FDIC up to applicable limits by the DIF. The basic limit on FDIC deposit insurance coverage is $250,000 per ownership category. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations as an insured depository institution, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.
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
In March 2016, the FDIC raised the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The rule granted credits to smaller banks for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the Company recorded expense of $3.0 million, $1.65 million, and $958 thousand, respectively, for FDIC insurance premiums.

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
Loans to executive officers, directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of a bank are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act, relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire Board. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which a bank is permitted to extend credit to executive officers.
Community Reinvestment Act. The Bank is subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities they serve, including low-income and moderate-income neighborhoods. If the Bank receives a rating from the Federal Reserve of less than “satisfactory” under the CRA, restrictions on operating activities would be imposed. In addition, in order for a financial holding company, like the Company, to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. The Bank received a “satisfactory” CRA rating in its most recent examination, dated May 1, 2023.
On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (1) to encourage banks to expand access to credit, investment, and banking services in low to moderate income communities; (2) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (3) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (4) to tailor CRA evaluations and data collection to bank size and type, recognizing that differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. The Bank is currently evaluating the impact of the modified CRA regulations, but does not anticipate any resulting material impact to its operations or compliance objectives. The Bank anticipates that final and formal changes to interagency CRA regulations will require an extended process, and any such changes are uncertain and cannot be predicted at this time. The final rule is currently enjoined as to the plaintiff trade associations while a federal court considers a lawsuit challenging the rule.

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
The Consumer Financial Protection Bureau (the “CFPB”) is responsible for implementing, examining, and enforcing compliance with federal consumer financial protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB is responsible for examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets. While the Bank, like all banks, is subject to federal consumer protection rules enacted by the CFPB, because the Company and the Bank have total consolidated assets of less than $10 billion, the Federal Reserve oversees most of the consumer financial protection laws and regulations applicable to the Bank.
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
Notwithstanding the foregoing, the recent changes in the U.S. presidential administration and the composition of the U.S. Congress is expected to lead to potentially significant changes to the existence, priorities, scope, practices and/or staffing levels of various regulatory agencies. For example, in February 2025, the U.S. presidential administration directed the CFPB to, among other things, suspend rule implementations and cease supervision activities.
Incentive Compensation. In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees, or benefits that could lead to material financial loss to the financial institution. The comment period for these proposed rules has closed, and although the agencies indicated that the incentive compensation proposal would be on their collective 2024 regulatory agenda, a final rule has not yet been published. If the rules are adopted as currently proposed, they will restrict the manner in which executive compensation is structured.
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
Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew, or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” On December 15, 2020, the FDIC issued rules to revise brokered deposit regulations in light of modern deposit-taking methods. The rules established a new framework for certain provisions of the “deposit broker” definition and amended the FDIC’s interest rate methodology calculating rates and rate caps. The rules became effective on April 1, 2021. The Bank has not experienced any material impact to its operations as a result of the rules. In July 2024, the FDIC proposed further revisions to the brokered deposit regulations that would reverse many of the changes made in 2020. The comment period for the proposed rule has closed, but a final rule has not yet been published.
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
Reporting Obligations under Securities Laws
The Company is subject to the periodic and other reporting requirements of the Exchange Act, including the filing of annual, quarterly, and other reports, and amendments to those reports, with the SEC. The Company’s SEC filings will be posted and available at no cost on its website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. The Company’s website address is at http://investor.burkeandherbertbank.com. The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Risk Factor Summary
oRisks Related to Our Lending Activities
•We may not be able to measure and limit our credit risk adequately.
•Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate.
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
oRisks Related to Our Business, Industry, and Markets
•We operate in a highly competitive market and face increasing competition.
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
•We rely on third parties to provide key components of our business infrastructure.
•We could be subject to losses, regulatory action, or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our employees, and vendors.
•We are subject to claims and litigation pertaining to intellectual property.
•We may be adversely affected by the lack of soundness of other financial institutions and market participants.
•Our risk management framework may not be effective in mitigating risks and/or losses to us.
•Demand for the Company’s services is influenced by general economic and consumer trends.
•Our results may suffer if we do not effectively manage our expanded operations, including complying with any enhanced regulatory requirements.
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
•We are subject to laws regarding the privacy, information security, and protection of personal information.
•Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
•Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.
•Evolving expectations from customers, regulators, investors, and other stakeholders with respect to Environmental, Social, and Governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
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
•Holders of our junior subordinated debentures and preferred stock have rights that are senior to those of our common stockholders.
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
We attempt to maintain an appropriate allowance for credit losses to provide for our estimate of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2024, the allowance for credit losses was $68.0 million or 1.20% of total gross loans; however, there is no guarantee that it will be sufficient to address credit losses. The determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; new information regarding existing loans, credit commitments and securities holdings; global pandemics; natural disasters and risks related to climate change; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities, and off-balance sheet credit exposures. There is no precise method of predicting credit losses, and therefore, we always face the risk that losses in future periods will exceed our allowance for credit losses and that we would need to make additional provisions to our allowance for credit losses, which would reduce our earnings. Our methodology for the determination of the adequacy of the allowance for credit losses is set forth in Note 4 — Allowance for Credit Losses in the accompanying Consolidated Financial Statements.
Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. If we need to make significant and unanticipated increases in the loss allowance in the future, or to take additional charge-offs for which we have not established adequate reserves, our business, financial condition, and results of operations could be adversely affected at that time.
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
At December 31, 2024, we had $41.2 million in non-performing assets. Non-performing assets consist of non-accrual loans, loans 90 days or more past due and still accruing interest, and other real estate owned. Non-performing assets held by the Company will adversely affect our net income in various ways:
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
A substantial portion of our loans are secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in such areas, or the continuation of such adverse developments, could increase the levels of non-performing loans and charge-offs, and reduce loan demand and deposit growth. In that event, we would likely experience lower earnings or losses. Additionally, if economic conditions in our market area deteriorate, or there is volatility or weakness in the economy or any significant sector of the economy in our markets, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for credit losses may increase, the value of collateral may decline, and loan demand may be reduced.
We are exposed to higher credit risk by commercial real estate, commercial and industrial, and acquisition, construction & development-based lending as well as large lending relationships.
Commercial real estate, commercial and industrial, and acquisition, construction & development-based lending usually involve higher credit risks than 1-4 family residential real estate lending. As of December 31, 2024, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate – 46.5%; owner-occupied commercial real estate – 10.8%; commercial and industrial – 10.8%; and acquisition, construction & development – 8.2%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2024, we had 31 relationships that each had over $25 million of outstanding borrowings. While we are not dependent on any of these relationships and while none of these large relationships have directly impacted our allowance for credit losses, a deterioration of any of these large credits could require us to increase our allowance for credit losses or result in significant losses.
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
Our 10 largest borrowing relationships accounted for approximately 8.8% of our total loans at December 31, 2024. Our largest single borrowing relationship accounted for approximately 1.2% of our total loans at December 31, 2024. The loss of any combination of these borrowers, or a significant decline in their borrowings due to fluctuations related to their business needs or as a result of general economic conditions, could adversely affect our results of operations if we are unable to replace their borrowings with similarly priced new loans or investments. In addition, with this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credit losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.
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
If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, if any, and our allowance for credit losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for credit losses could have an adverse effect on our business, financial condition, and results of operations. The Company’s OREO amounted to $2.8 million as of December 31, 2024.

Risk Related to Funding and Liquidity
Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.
Liquidity is essential to our business. An inability to maintain sufficient deposits or raise funds through additional deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms that are acceptable to us, could be impaired by factors that affect us specifically, the financial services industry, or the economy, in general. Factors that could detrimentally affect our access to liquidity sources may be beyond our control and include, among other things, market disruptions, changes in our credit ratings, lack of sufficient qualifying collateral to support borrowings, competitive dynamics, reputational damage, the confidence of depositors in us or the financial-services industry, generally, a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, and an adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets, increased inflation, tariffs or other disruptions to global trade, trade agreements or supply chains, rising interest rates, the state of the regulatory environment and monetary and fiscal policies, the possibility of the U.S. government defaulting on its debt, or negative views and expectations about the prospects for the financial services industry or the global economy more broadly.
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
Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. However, loan demand may exceed the rate at which we are able to build core deposits for which there is substantial competition from a variety of different competitors, so we may rely on more interest-sensitive deposits, including brokered deposits, as sources of funds. Those deposits may not be as stable as other types of deposits, and in the future, depositors may not renew those deposits when they mature, or we may have to pay a higher rate of interest to attract or retain them or to replace them with other deposits or with funds from other sources. Not being able to attract deposits, or to retain or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, retain, or replace those deposits could have a negative effect on our net interest margin and operating results. Furthermore, as we and other banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or to remove deposits from the banking system entirely. As of December 31, 2024, approximately 29.6% of our deposits were uninsured and we rely on these deposits for liquidity.
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
A “brokered deposit” is any deposit that is obtained from, or through the mediation or assistance of, a deposit broker. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. We have used brokered deposits in the past, and we may continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2024, brokered deposits represented approximately 3.8% of our total deposits.
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
Our strategy is to grow organically and supplement that growth with select acquisitions, if available. Our success depends primarily on generating loans and deposits of acceptable risk and expense. There can be no assurance that we will be successful in continuing our organic, or internal, growth strategy. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at reasonable cost depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, changes in banking laws, and other factors. Our ability to execute on our strategy will also depend, in part, on our ability to retain the talents and dedication of key employees currently employed by the Company. It is possible that these employees may decide not to remain with the Company. If the Company is unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company could face disruptions in its operations, loss of existing customers, loss of key information, expertise, or know-how, and unanticipated additional recruitment costs.
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
Changes in interest rates and monetary policy may negatively affect our earnings, income, and financial condition, as well as the value of our assets.
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
Until recently, we were in a rising rate environment. Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a rising interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In 2024, the Federal Reserve’s interest rate policy shifted as inflationary pressure began to ease and economic growth moderated. Following a period of aggressive rate hikes in 2022 and 2023 aimed at curbing inflation, the Federal Reserve began lowering rates in 2024, with the Federal Funds target rate ranging from 5.25% to 5.5% at year-end 2023, compared to its range of 4.25% to 4.50% at year end 2024. Interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding loans or investments, which would likely hurt our income. It is unclear whether interest rates will continue to decline in 2025.
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
We are subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in our markets subject us to significant risks, and more frequent severe weather events magnify those risks. Large-scale weather catastrophes, or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. In addition, the effects of climate change may have a significant effect on our geographic markets and could disrupt our operations or the operations of our customers, third-party service providers, or supply chains, more generally. Those disruptions could result in declines in economic conditions in our geographic markets or industries in which our borrowers operate and impact their ability to repay loans or maintain deposits. Climate change could also impact our assets or employees directly or lead to changes in customer preferences that could negatively affect our growth or business strategies. In addition, our reputation and customer relationships could be damaged due to our practices related to climate change, including our or our customers’ involvement in certain industries or projects associated with causing or exacerbating climate change. Moreover, over the past few years, federal banking regulators increasingly focused on the physical and financial risks to financial institutions associated with climate change, which may result in increased requirements regarding the disclosure and management of climate risks and related lending activities, as well as increased compliance costs. While federal regulators are expected to focus less on climate-related risks given the change in the U.S. presidential administration in January 2025, some states are more active in climate-related regulation.

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
Our risk management framework is governed by various committees, including the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, the Enterprise Risk Management Committee, the Credit Risk Management Committee, the Asset and Liability Management Committee, the Trust & Wealth Management Committee, the Technology Committee, and the Regulatory Risk Committee. The Chief Risk Officer has oversight responsibility for credit risk, enterprise risk, including regulatory risk, and asset and liability management risk, directly reporting to the Chief Executive Officer.
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
There can be no assurance that our business and corresponding financial performance will not be adversely affected by general economic or consumer trends or events, including those affecting the financial services industry. Over the past few years, global markets have seen extensive volatility owing to a variety of factors, including high inflation, trade policies and tariffs, volatility in the capital markets, the failure of financial institutions, volatility in the housing market, interest and currency rate fluctuations, labor availability, supply chain disruptions, global pandemics and public health crises and the responses thereto, weather catastrophes and geopolitical instability, including shutdowns and threats of shutdowns of the U.S. federal government, growing tensions between China and the U.S., the Russia-Ukraine war, conflict in the Middle East, and acts of terrorism. These events have created, and may continue to create, significant disruption of the global economy and financial and labor markets. If such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition, and results of operations. Furthermore, such economic conditions have produced downward pressure on share prices and on the availability of credit for financial institutions and corporations, while also driving up interest rates, further complicating borrowing and lending activities.
Additionally, the change in the U.S. presidential administration has given rise to uncertainty regarding the potential impact of certain policies and regulatory approaches on the broader economy, particularly in the areas of immigration and trade. For example, any significant new tariffs which may be imposed by the U.S. may increase the cost of raw materials used in construction, which can have an adverse effect on commercial and residential real-estate markets through increased production costs, production delays, and challenges in launching new projects. If current levels of market disruption and volatility continue or increase, the Company might experience reductions in business activity, increases in funding costs, decreases in asset values, additional write-downs and impairment charges, and lower profitability.
Our results may suffer if we do not effectively manage our expanded operations, including complying with any enhanced regulatory requirements.
The Company may face increased scrutiny from governmental authorities as a result of the size of its business, including if the total assets of the Company grow to exceed $10 billion as of December 31 of any calendar year. Banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on any holdings of Federal Reserve Bank of Richmond common stock; subject to limits on interchange fees pursuant to Section 920 of the Electronic Funds Transfer Act (known as the Durbin Amendment); subject to certain enhanced prudential standards; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the CBLR. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, and the incurrence of significant expenses, which could have a significant adverse effect on the Company’s financial condition or results of operations.

Risks Related to our Regulatory Environment
Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.
Both the Company and the Bank are subject to extensive regulation, supervision, and examination by the Federal Reserve, our primary federal regulator and the Virginia BFI, our chartering authority. The Bank is also subject to certain regulations of the FDIC, the insurer of the Bank’s deposits. Such regulation, supervision, and examination govern the activities in which we and the Bank may engage and are intended primarily for the protection of the depositors and borrowers of the Bank, the financial system, and the DIF rather than for holders of our Common Stock. Various consumer compliance laws also affect our operations. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, and determination of the level of our allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, or supervisory action, may have a material impact on our operations. The earnings of the Bank, and therefore the earnings of the Company, are affected by changes in federal and state legislation and the actions of various regulatory authorities.
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
The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress. A capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or raise capital to make the required capital injection.
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
As of December 31, 2024, acquisition, construction & development loans were 50.6% of our total risk-based capital, and commercial real estate, including owner-occupied loans, were 353.6% of our total risk-based capital. Commercial real estate loans, including acquisition, construction & development and owner-occupied loans, have increased 193.5% during the prior 36 months, mostly due to the Merger. We cannot guarantee that any risk management practices we implement will be effective in preventing losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending and has implemented, and continues to maintain, heightened portfolio monitoring and reporting and strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition, and results of operations.
Evolving expectations from customers, regulators, investors, and other stakeholders with respect to Environmental, Social, and Governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
As a regulated financial institution listed on a national exchange, we face evolving scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues, with various stakeholders advocating both for and against such policies. Recently, ESG regulations and rules have faced a political backlash and are increasingly being successfully challenged in court. Additionally, the U.S. presidential administration has moved to overturn and reject all efforts aimed at promoting diversity, equity and inclusion in the federal government and has advocated for the same in the private sector. While federal regulators have in past years called for increased ESG disclosure, it is expected that any federal ESG-related regulations under the U.S. presidential administration will call for less disclosure or mandate the abandonment of ESG programs, while regulations at the state level will vary. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain customers and business partners, and stock price.

Risks Related to an Investment in Our Common Stock
We currently qualify as an “emerging growth company”, and the reduced disclosures and relief from certain other significant disclosure requirements that are available to emerging growth companies may make our Common Stock less attractive to investors.
We are an “emerging growth company,” as defined in the federal securities laws, and we intend to continue to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements to hold non-binding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities in an offering registered under the Securities Act, though we may cease to be an emerging growth company earlier, if our gross revenues exceed $1.235 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31.
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
Holders of our junior subordinated debentures and preferred stock have rights that are senior to those of our common stockholders.
We have three statutory business trusts for which we became sponsors in connection with the Merger. The trusts have issued mandatorily redeemable securities (the “capital securities”) for which we are obligated to third-party investors related, and hold our junior subordinated debentures (the “debentures”). The debentures held by the trusts are their sole assets. Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million excluding the related fair value mark incurred as of acquisition, at December 31, 2024.
Payments of the principal and interest on the trust preferred securities of the statutory trusts are conditionally guaranteed by us. The junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five (5) years, during which time no dividends may be paid on our common stock. See Note 7 — Borrowed Funds in Notes to Consolidated Financial Statements for additional information regarding our trust preferred securities.
We also have 1,500 shares of our 6.0% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series 2021 outstanding, which is senior to our common stock with respect to dividends upon liquidation or dissolution of the Company. While the regular dividends payable on such preferred stock are non-cumulative, we are not permitted to pay dividends on or repurchase our common stock to the extent we do not pay dividends on such preferred stock for each applicable dividend period.

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
On November 18, 2021, the federal bank regulatory agencies issued a final rule, with compliance required as of May 1, 2022, imposing new notification requirements for cybersecurity incidents. The rule requires financial institutions to notify their primary federal regulator as soon as possible and no later than 36 hours after the institution determines that a cybersecurity incident has occurred that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the institution’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business, (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States. To date, we have not experienced cybersecurity incidents that we believe has, or is reasonably likely to, materially affect our business operations, strategy, or financial condition. However, we continually assess the potential impact of cybersecurity threats, ensuring that any incident is evaluated for materiality in relation to our business strategy, operational results, and financial condition.
Cybersecurity risk is a key factor in assessing the Company’s overall operational and regulatory risk and is a component of our overall information security protocols. The Company maintains a formal information security management program designed, in part, to identify risks to sensitive information, protect that information, detect threats and events, and maintain an appropriate response and recovery capability to help ensure resilience against information security incidents. The program includes, among other things, 24/7 monitoring of all critical infrastructure, active threat hunting, and endpoint Extended Detection and Response (“XDR”) capabilities, to assist with prevention of attacks from advanced adversaries. This monitoring and response is reinforced with regular vulnerability scanning/remediation and penetration testing and includes an annual risk assessment that looks to threats on the Company’s own information technology platforms, and also assesses potential threats, owing to our use of third-party information technology platforms and services. As part of these processes, we engage well-established and professional third-party information security consultants to aid in the assessment and development of our monitoring and threat-detection processes and work with our internal information technology and audit teams. Additionally, all employees receive security training upon hiring, annual refresher training for all employees, and phishing exercises to raise employee awareness. Our cybersecurity program is led by our Chief Information Security Officer who has served in this capacity for 8 years and brings an additional 16 years of experience in information security program management, global cybersecurity operations and incident response. This experience extends to the strategic design, implementation, and management of security programs tailored to mitigate risks. His expertise is underscored by a Certified Information Systems Security Professional (CISSP) and multiple technology certifications.
Information security protocols are a part of the Company’s Information Security Policy that is reviewed and approved annually by the Company’s Board. The ongoing oversight of cybersecurity risk is accomplished primarily through the Information Technology Steering Committee, comprised of management, the Regulatory Risk Committee, Technology Committee and the Enterprise Risk Management Committee, each comprised of management and members of the Board. Through these committees the Company keeps abreast of significant matters of actual, threatened, or potential breaches of cybersecurity protocols, monitors the effectiveness of the information security program through regular review of key metrics and assessment reports, discusses topical events requiring consideration, and if necessary, recommends changes to the Information Security Policy for approval by the Company’s Board, which retains the ultimate responsibility for overseeing our enterprise risk management, including cybersecurity. In addition to regular reports from these committees, the Board receives regular reports from management on material cybersecurity risks and the Company's efforts to combat threats to its digital infrastructure. The Company also maintains specific cyber insurance through its corporate insurance program, the adequacy of which is subject to review and oversight by the Company’s Board. However, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. With the increase in cyber-threat vectors and enhanced focus on cybersecurity, the Company and the Bank continue to monitor legislative, regulatory, and supervisory developments related thereto.

Item 2. Properties
The Company is headquartered in Alexandria, Virginia, and conducts business through its headquarters, corporate center, operational offices, full-service bank branches, and loan production offices. The Company owns its principal executive office at 100 S. Fairfax Street, Alexandria, VA, and its corporate center located at 5680 King Centre Drive in Alexandria, Virginia. We also maintain executive offices and a key operations center in Moorefield, West Virginia to support bank-wide operations across our market footprint.
At December 31, 2024, the Company operated seventy-seven branches in the five states as follows:

	Number of Branch Offices
Office Locations by State	Owned	Leased	Total
Virginia	24	13	37
West Virginia	25	4	29
Maryland	5	4	9
Delaware	—	1	1
Kentucky	—	1	1
Total	54	23	77
We believe that our current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

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

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
The Common Stock of the Company is listed on the Nasdaq Capital Market under the symbol “BHRB”. As of March 10, 2025, the Company had 14,982,655 shares of Common Stock outstanding and there were 1,189 holders of record of our common stock.
Dividends
There are no restrictions in the Company’s corporate articles on its ability to pay dividends. The Company has historically paid quarterly cash dividends to its shareholders and expects to pay comparable dividends in the future. On January 24, 2025, the Company announced a cash dividend of $0.55 per share on the Company’s outstanding Common Stock, payable on March 3, 2025, to shareholders of record as of February 14, 2025.
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
Purchases of Equity Securities by the Issuer
During the years ended December 31, 2024 and 2023, we had no active share repurchase programs.
Performance Graph
Set forth below is a line graph comparing the cumulative total return of the Company’s Common Stock assuming reinvestment of dividends, with that of the Nasdaq Composite Total Return Index and the Keefe, Bruyette & Woods Regional Banking Total Return Index for the five-year period, ending December 31, 2024.
The cumulative total shareholder return assumes a $100 investment, on December 31, 2019, in the common stock of the Company, and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that the Company’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

Burke & Herbert Total Return Performance
250.00
200.00
150.00
100.00
50.00
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Burke & Herbert Financial Services Corp.
NASDAQ Composite Total Return Index
Keefe, Bruyette & Woods Regional Banking Total Return Index

	For the Year Ended
	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Burke & Herbert Financial Services Corp.	100.00	78.11	104.56	138.44	127.32	130.55
NASDAQ Composite Total Return Index	100.00	144.92	177.06	119.44	172.76	223.85
Keefe, Bruyette & Woods Regional Banking Total Return Index	100.00	91.29	124.74	116.10	115.64	130.90

The Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

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

Overview
Burke & Herbert Financial Services Corp. was organized as a Virginia corporation in 2022 to serve as the holding company for Burke & Herbert Bank & Trust Company. The Company became a bank holding company when it commenced operations on October 1, 2022, following a reorganization transaction in which it acquired control of the Bank under the BHCA. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of the Company. The Company has no material operations other than owning the Bank. In September 2023, the Company elected to become a financial holding company under the BHCA. As a financial holding company of a Virginia state bank, the Company is subject to regulation, supervision, and examination by the Federal Reserve and the Virginia BFI. The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank became a member of the Federal Reserve System on December 31, 2024. The Bank is subject to regulation, supervision, and examination by the Federal Reserve (through the Federal Reserve Bank of Richmond) and the Virginia BFI.
The Bank’s primary market area includes northern Virginia and West Virginia, and it has over 77 branches and commercial loan offices across Delaware, Kentucky, Maryland, Virginia, and West Virginia. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.
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
As of December 31, 2024, we had total consolidated assets of $7.8 billion, gross loans of $5.7 billion, total deposits of $6.5 billion, and total shareholders’ equity of $730.2 million. As of December 31, 2024, we had 815 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement.
Merger with Summit Financial Group, Inc.
Effective on the Closing Date, the Company completed the Merger with Summit, pursuant to the August 24, 2023 Merger Agreement.
Pursuant to the Merger Agreement, on the Closing Date, (i) Summit merged with and into the Company, with the Company as the surviving entity and (ii) immediately following the Merger, SCB merged with and into the Bank, with the Bank as the surviving bank.
In the Merger, holders of Summit common stock outstanding at the effective time of the Merger received 0.5043 shares of the Company Common Stock for each share of Summit common stock they owned, subject to the payment of cash in lieu of fractional shares. The total aggregate consideration payable in the Merger was approximately 7,405,772 shares of the Company Common Stock. Additionally, each share of the Summit Series 2021 Preferred Stock issued and outstanding was converted into the right to receive a share of the newly created Burke & Herbert Series 2021 Preferred Stock. Summit’s results of operations are included from the Closing Date forward.
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
Business Combination and Goodwill
For acquisitions, we are required to record the assets acquired, including identified intangible assets such as core deposit intangibles, and the liabilities assumed at their respective fair values. The difference between consideration and the net fair value of assets acquired is recorded as goodwill. Management uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for purchased credit deteriorated (“PCD”) loans is recognized within acquisition accounting. The allowance for credit losses for non-PCD assets is recognized as provision for credit losses in the same reporting period as the acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated life of the acquired assets or assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the acquisition. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations. The carrying value of goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.
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
The Company currently has set an initial reasonable and supportable period of two years with a subsequent straight-line loss-rate reversion for the following four quarters before then utilizing historical average loss rates in remaining periods of the modeled contractual terms. Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable, reversion and post-reversion period forecasts on collectively evaluated loans. As the reasonable and supportable and reversion period forecasts reflect the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative adjustments considered by management include the following: (i) management’s assessment of macroeconomic forecasts used in the model and how those forecasts align with management’s overall evaluation of current expected credit conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio, and external factors that may ultimately impact credit quality; and (iii) underwriting and delinquency trends. The qualitative factors applied at December 31, 2024, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. Management reviews supplemental data sources including historical net charge-off rates and data measuring other specific credit outcomes from its systems of record in supporting qualitative factors. However, qualitative factor evaluations are inherently imprecise and require significant management judgement.
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
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company must consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the results of recent operations. A valuation allowance is recognized for a deferred tax asset if, based on the available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. See Note 8 — Income Taxes, in Notes to the Consolidated Financial Statements of the Company for additional information.
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
Commercial Real Estate Sector Concentration
The commercial real estate (“CRE”) sector has been impacted significantly by rising interest rates and higher vacancies, increasing the prospect of default that borrowers may face due to the record amount of upcoming maturities. In addition, the office market continues to struggle with fewer employees in the office after the COVID-19 pandemic. The Bank continues to monitor its commercial real estate portfolio by reviewing various credit risk and concentration reports. However, in late 2024 interest rates began falling, and in January 2025 the U.S. president signed an executive order requiring all federal employees to return to offices on a five day a week basis. Additionally, several large private-sector employers instituted similar return to office mandates in 2024. Given our concentration in the Washington, D.C. MSA we would expect that the federal return to office mandate, combined with mandates at private sector employers and decreases interest rates could help the region’s struggling CRE market; however, we cannot be certain that this would be the case or the degree to which such mandates may improve the CRE picture in 2025, if at all. The Bank’s exposure to commercial real estate at December 31, 2024, was $2.6 billion or 46.5% of its gross loan portfolio, not including owner-occupied commercial real estate and acquisition, construction & development. Commercial real estate as a percent of total assets at December 31, 2024, was 33.8%, not including owner-occupied commercial real estate and acquisition, construction & development.

Including owner-occupied commercial real estate and acquisition, construction & development, total exposure was $3.7 billion or 65.5% of our total gross loans and 47.7% of total assets at December 31, 2024.
Loan balances by portfolio segment amortized cost (in thousands) and by percentage of our total gross loan portfolio at December 31, 2024, were as follows:

	December 31, 2024
	Amortized Cost	Percentage
Commercial real estate	$2,637,802	46.5%
Owner-occupied commercial real estate	614,362	10.8
Acquisition, construction & development	465,537	8.2
Commercial & industrial	613,085	10.8
Single family residential (1-4 units)	1,173,749	20.7
Consumer non-real estate and other	167,701	3.0
Total gross loans	$5,672,236	100.0%

Monitoring of the CRE concentration is performed at both the loan level and at the portfolio level. The Credit Risk Management team provides management and the Board with periodic reports on the credit portfolio, which include the CRE portfolio (including owner-occupied CRE and acquisition, construction & development loans). These reports provide an assessment of asset quality and risk rating migration and monitor concentrations against the board approved concentration limits (including sub-limits). The tables below present the Company’s commercial real estate, owner-occupied commercial real estate, and acquisition, construction & development portfolios by collateral type and geographic location as of December 31, 2024 (in thousands).

	Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Retail Real Estate	$279,620	$78,356	$127,684	$39,395	$52,692	$577,747	22.0%
Multi-Family	234,278	108,721	41,989	80,839	26,097	491,924	18.6
Office Buildings/Condos	184,346	36,268	119,032	28,511	30,174	398,331	15.1
Hotels/Motels	131,070	48,409	67,318	51,515	77,121	375,433	14.2
Industrial/Warehouse	232,820	9,274	20,538	—	—	262,632	10.0
Self-Storage	67,214	24,902	1,471	—	31,085	124,672	4.7
Nursing-Assisted Living	63,239	26,250	6,195	—	37,162	132,846	5.0
Restaurants	16,142	1,887	7,517	6,972	7,911	40,429	1.5
Gas Stations	7,323	1,646	2,074	14,667	2,644	28,354	1.1
Other	130,730	5,173	13,156	43,537	12,838	205,434	7.8
Total	$1,346,782	$340,886	$406,974	$265,436	$277,724	$2,637,802	100.0%

	Owner-Occupied Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Office Buildings/Condos	$68,349	$34,002	$19,520	$635	$7,872	$130,378	21.2%
Retail	43,918	39,084	14,218	—	24,402	121,622	19.8
Industrial/Warehouse	47,221	15,370	1,310	—	18,226	82,127	13.4
Gas Stations	30,800	10,362	5,170	—	23,033	69,365	11.3
Restaurants	7,234	8,069	3,561	—	11,259	30,123	4.9
Churches/Religious Organizations	21,173	8,517	1,334	236	3,329	34,589	5.6
Coal, oil, gas, and natural resource extraction	677	10,176	—	—	118	10,971	1.8
Private School	7,453	—	—	—	—	7,453	1.2
Other	49,183	19,734	44,585	347	13,885	127,734	20.8
Total	$276,008	$145,314	$89,698	$1,218	$102,124	$614,362	100.0%

	Acquisition, Construction & Development by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Multi-Family	$6,228	$2,912	$7,708	$52,950	$71,216	$141,014	30.3%
Land	61,376	25,071	10,970	—	7,305	104,722	22.5
Office Buildings/Condos	11,904	—	—	28,967	41,099	81,970	17.6
Self-Storage	9,161	569	22,823	—	22,548	55,101	11.8
Retail Real Estate	14,216	2,804	10,723	—	2,474	30,217	6.5
Residential For-Sale	2,603	5,192	1,123	2,641	471	12,030	2.6
Other	5,548	5,967	14,360	—	14,608	40,483	8.7
Total	$111,036	$42,515	$67,707	$84,558	$159,721	$465,537	100.0%

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
The Bank believes its underwriting and monitoring standards for commercial real estate loans are sufficient to evaluate its loan portfolio and keep it from incurring significant losses. The majority of the Company’s commercial real estate loans are in Virginia (approximately 46.7%), and it does not have significant exposure to any economic areas of the country that are underperforming the national economy. Additionally, the Bank’s overall exposure to the “Office Building/Condo” collateral type is 16.4% of total commercial real estate loans, including owner-occupied commercial real estate and acquisition, construction & development. The Bank believes that the combined loan portfolio is well-diversified, generally seasoned, manageable, and will outperform the industry in terms of performance through the economic cycle; however, our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans. For further discussion see Item 1A, under the caption “Risk Factors”.
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
The Company assesses the need for liquidity in a variety of scenarios. Those scenarios may include projected growth, credit deterioration, deposit decay, interest rate changes, and a variety of other economic scenarios that can impact the liquidity position of the Company. These analyses are performed on a quarterly basis in conjunction with the Company’s Asset/Liability meetings, and findings are reported to the Asset and Liability Management Committee (the “ALCO”) and to the Board. From time to time, management may change the frequency of such testing or update certain inputs as a result of abnormal market conditions.
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
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth. See Note 7 — Borrowed Funds and Note 14 — Commitments and Contingencies, in Notes to Consolidated Financial Statements for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.
Capital
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
Applicable capital rules under the Basel III Framework require the Company and the Bank to maintain minimum Common Equity Tier 1 (“CET 1”), Tier 1, and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and counter-cyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Framework also provide for a “counter-cyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.
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
Additionally, federal banking laws require regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not satisfy minimum capital requirements. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as such terms are defined under federal banking agency regulations. Depository institutions that do not meet minimum capital requirements will face constraints on payment of dividends, equity repurchases, and compensation based on the amount of shortfall. A depository institution that is not “well capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, may be subject to asset growth limitations, and may be required to submit capital restoration plans.
As of December 31, 2024, and December 31, 2023, the Bank complied with all regulatory capital standards and qualifies as “well capitalized”. Note 12 — Regulatory Capital Matters in Notes to the Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
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

◦Actions we take within the capital and other financial markets,
•Our ability to manage any material costs related to the execution of our strategic priorities, including increased employees, infrastructure, compliance, and other costs in a profitable manner over the long term,
•Management of credit risk and interest rate risk in our portfolio,
•Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•The impact of legal and regulatory-related contingencies,
•The appropriateness of critical accounting estimates and related contingencies,
•Our ability to manage operational risks related to new products and services, changes in processes and procedures, or the implementation of new technology, and
•The ability to make investments to promote compliance with existing and evolving regulatory requirements that will increase as the Company grows and will result in increased administrative expenses that we did not previously incur, which costs may materially increase our general and administrative expenses.
Our financial performance is also substantially affected by a number of external factors outside of our control, including the following:
•Economic conditions, including pandemics and political conflicts, the availability of labor, supply chain volatility, and any actions taken to mitigate and manage such impacts,
•The effect of climate change on our business and performance, including indirectly through impacts on our customers,
•The actions by the Federal Reserve, U.S. Treasury, and other government agencies, including those that impact money supply and market interest rates and inflation,
•The level of, and direction, timing, and magnitude of movement in interest rates and the shape of the interest rate yield curve,
•The functioning and other performance of and availability of liquidity in U.S. and global financial markets, including capital markets,
•The impact of tariffs and other trade policies of the U.S. and its global trading partners,
•Changes in the competitive landscape,
•Impacts of changes in federal, state, and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending, and social programs,
•The impact of market credit spreads on asset valuations,
•The ability of customers, counterparties, and issuers to perform in accordance with contractual terms and the resulting impact on our asset quality,
•Loan demand, utilization of credit commitments, and standby letters of credit, and
•The impact on customers and changes in customer behavior due to changing business and economic conditions or regulatory or legislative initiatives.
The impact of these items, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For additional information on the risks we face, see Item 1A. — Risk Factors.

Selected Financial Data
The following table sets forth selected historical consolidated financial information for each of the periods indicated. This information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, below, and with the accompanying consolidated financial statements included in this Form 10-K. The historical information indicated as of and for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, has been derived from the Company’s audited consolidated financial statements for the years ended December 31, 2024, December 31, 2023, and December 31, 2022. Historical results set forth below and elsewhere in this Form 10-K are not necessarily indicative of future performance.

	As of December 31,
(In thousands, except ratios, share, and per share data)	2024	2023	2022
Selected Financial Condition Data:
Total assets	$7,812,185	$3,617,579	$3,562,898
Total cash and cash equivalents	135,314	44,498	50,295
Total investment securities, at fair value	1,432,371	1,248,439	1,371,757
Net loans	5,604,196	2,062,455	1,866,182
Company-owned life insurance	182,834	94,159	92,487
Premises and equipment, net	132,270	61,128	53,170
Total deposits	6,515,239	3,001,881	2,920,400
Borrowed funds	365,000	272,000	343,100
Total shareholders’ equity	730,157	314,750	273,453
Common shareholders’ equity	719,744	314,750	273,453

	As of or for the Year Ended December 31,
Selected Operating Data:	2024	2023	2022
Interest income	$366,161	$146,896	$112,633
Interest expense	140,376	53,137	8,941
Net interest income	225,785	93,759	103,692
Provision for (recapture of) credit losses	24,220	214	(7,466)
Total non-interest income	36,166	17,952	17,087
Total non-interest expense	197,833	86,436	75,946
Income before income taxes	39,898	25,061	52,299
Income tax expense	4,190	2,369	8,286
Preferred stock dividends	675	—	—
Net income applicable to common shares	35,033	22,692	44,013

Per Share Data:
Average shares of Common Stock outstanding, basic	12,393,677	7,428,042	7,425,088
Average shares of Common Stock outstanding, diluted	12,441,831	7,506,855	7,467,717
Total shares of Common Stock outstanding	14,969,104	7,428,710	7,425,760
Basic net income per common share	$2.83	$3.05	$5.93
Diluted net income per common share	2.82	3.02	5.89
Dividends declared per common share	2.14	2.12	2.12
Dividend payout ratio (1)	75.89%	70.20%	35.99%
Book value per common share (at period end)	$48.08	$42.37	$36.82

	As of or for the Year Ended December 31,
	2024	2023	2022
Performance Ratios:
Return on average assets	0.45%	0.63%	1.24%
Return on average equity (2)	5.97	8.00	14.28
Interest rate spread (3)	2.53	2.23	3.06
Net interest margin (4)	3.08	2.85	3.19
Efficiency ratio (5)	75.52	77.37	62.88

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets	11.53%	16.85%	17.97%
Total risk-based capital to risk-weighted assets	14.57	17.88	18.88
Tier 1 capital to risk-weighted assets	11.96	16.85	17.97
Tier 1 capital to average assets (leverage ratio)	9.80	11.31	11.34

Asset Quality Ratios:
Allowance coverage ratio	1.20%	1.21%	1.11%
Allowance for credit losses as a percentage of non-performing loans	177.34	675.77	382.74
Net charge-offs to average outstanding loans during the period	0.03	—	0.18
Non-performing loans as a percentage of total loans	0.68	0.18	0.29
Non-performing assets as a percentage of total assets	0.53	0.10	0.15

Other Data:
Number of full-service branches	77	23	23
Number of full-time equivalent employees	815	400	411
__________________
(1)Dividend payout ratio represents dividends declared per common share divided by diluted earnings per common share.
(2)Return on average equity computed using total average equity at period-end.
(3)The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(4)The net interest margin represents fully taxable-equivalent net interest income as a percent of average interest-earning assets for the period.
(5)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income.

Results of Operations
Results of Operations for Years Ended December 31, 2024, and December 31, 2023
General
Consolidated net income applicable to common shares for the year ended December 31, 2024, was $35.0 million compared to $22.7 million earned during the year ended December 31, 2023. The $12.3 million or 54.4% increase in net income applicable to common shares in 2024 compared to 2023 was primarily due to the effect of the Merger which resulted in increases in all categories of interest income exceeding increases in interest expense compared to the prior year ended December 31, 2023.
Net interest income totaled $225.8 million for the year ended December 31, 2024, compared to $93.8 million for the year ended December 31, 2023. The $132.0 million increase in net interest income was primarily driven by the Merger which resulted in higher loan interest income partially offset by higher deposit interest expense. Interest-bearing demand deposits and time deposits were the primary driver of increased net interest expense due mostly to an increase in volume and partly to an increase in rate.
For the year ended December 31, 2024, the Company recorded credit provision expense of $24.2 million compared to $0.2 million for the year ended December 31, 2023. For the year ended December 31, 2024, the Company recognized a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger, which resulted in a higher credit provision expense compared to the year ended December 31, 2023.
Non-interest income increased by $18.2 million, or 101.5%, to $36.2 million for the year ended December 31, 2024, compared to $18.0 million for the year ended December 31, 2023. The increase in non-interest income was mostly due to the Merger, and included increases in all categories of non-interest income. The largest increase was in service charges and fees of $8.9 million followed by an increase in fiduciary and wealth management of $3.1 million and and increase in other non-interest income of $2.9 million. The Company also realized gains on the sale of securities resulting in an increase of $1.5 million in net gains/(losses) from securities compared to the year ended December 31, 2023.
Non-interest expense increased by $111.4 million, or 128.9%, to $197.8 million for the year ended December 31, 2024, compared to $86.4 million for the year ended December 31, 2023. The increase was mostly due to the Merger, and included increases in all categories of non-interest expense. The largest increase was in other operating expenses which included $36.5 million of legal, consulting, and audit fees related to the Merger with Summit Financial Group, Inc. Other large increases included salaries and wages which increased by $37.8 million and equipment rentals, depreciation and maintenance which increased $17.4 million compared to the year ended December 31, 2023.
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
Net interest income totaled $225.8 million for the year ended December 31, 2024, compared to $93.8 million for the year ended December 31, 2023. The $132.0 million increase in net interest income was primarily driven by the Merger which resulted in higher loan interest income driven by higher accretion income, partially offset by higher deposit interest expense. Interest income on loans increased by $209.6 million while interest income on securities increased $7.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Accretion income associated with acquired loans and borrowings totaled $40.9 million for the year ended, December 31, 2024. Deposit interest expense increased by $79.5 million, while interest expense on subordinated debt assumed in the Merger led to an increase in interest expense of $7.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.
The tax adjusted net interest margin was 3.08% for the year ended December 31, 2024, compared to 2.85% for the year ended December 31, 2023. The increase in tax-adjusted net interest margin was primarily driven by the the effect of the Merger and the acquisition of additional, higher-yielding interest-earning assets.
The yield for the year ended December 31, 2024, for the loan portfolio was 5.48% compared to 5.07% for the year ended December 31, 2023. The increase was primarily the result of the Merger which resulted in higher accretion income and the acquisition of additional, higher-yielding loans.
For the year ended December 31, 2024, the tax-adjusted yield on the total investment securities portfolio was 3.30% compared to 3.44% for the year ended December 31, 2023. The decrease was primarily due to the recovery on unrealized losses that decreased the effective rate earned on investment securities.
The rate paid on interest-bearing deposits increased to 2.27% during the year ended December 31, 2024, from 1.86% during the year ended December 31, 2023. The increase was a result of the Merger which resulted in the assumption of additional interest-bearing deposits with higher interest rates and to a lesser extent by higher market interest rates.
The rate paid on our borrowings for the year ended December 31, 2024, was 3.35% compared to 4.69% for the year ended December 31, 2023. The decrease was due to the decrease in short-term borrowing costs, driven by decreases in the Federal Funds Rate during 2024.
The rate paid on subordinated debt and trust preferred securities acquired in the merger was 10.08% for the year ended December 31, 2024.

The following table sets forth the major components of net interest income and the related yields and rates for the years ended December 31, 2024, and December 31, 2023, for comparison (dollars in thousands).

	For the Years Ended
	2024			2023
	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid	Average Outstanding Balance	Interest Income/Expense	Rate Earned/ Paid
Assets:
Loans, gross(1)(2)	$5,684,348	$311,304	5.48%	$2,007,030	$101,800	5.07%
Tax-exempt loans	4,097	149	3.64	—	—	N/A
Total loans	5,688,445	311,453	5.48	2,007,030	101,800	5.07
Interest-bearing deposits and fed funds sold	118,067	4,457	3.77	52,002	2,302	4.43
Taxable securities	1,156,456	40,039	3.46	1,020,707	37,179	3.64
Tax-exempt securities(3)	449,980	12,966	2.88	265,608	7,108	2.68
Total securities	1,606,436	53,005	3.30	1,286,315	44,287	3.44
Total interest-earning assets	7,412,948	368,915	4.98	3,345,347	148,389	4.44
Non-interest-earning assets	329,082			249,008
Total assets	$7,742,030			$3,594,355

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,417,846			$878,740
Interest-bearing demand	2,520,273	45,926	1.82%	544,651	2,312	0.42%
Savings	1,404,870	21,836	1.55	967,306	15,819	1.64
Time	1,295,270	50,902	3.93	597,796	21,064	3.52
Total interest-bearing deposits	5,220,413	118,664	2.27	2,109,753	39,195	1.86
Total deposits	6,638,259	118,664	1.79	2,988,493	39,195	1.31
Borrowings:
FHLB advances and other(4)	426,278	14,300	3.35	297,111	13,942	4.69
Subordinated debt and other	73,507	7,412	10.08	—	—	N/A
Total interest-bearing liabilities	5,720,198	140,376	2.45	2,406,864	53,137	2.21
Non-interest-bearing liabilities	16,801			24,949
Equity	587,185			283,802
Total liabilities and equity	$7,742,030			$3,594,355

Taxable-equivalent net interest income /net interest spread(5)		228,539	2.53%		95,252	2.23%
Taxable-equivalent net interest margin(6)			3.08%			2.85%
Taxable-equivalent net adjustment		(2,754)			(1,493)
Net interest income		$225,785			$93,759
Net interest-earning assets	$1,692,750			$938,483
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

	For the Years Ended
	December 31, 2024	December 31, 2023
GAAP Financial Measurements
Interest Income - Loans	$311,303	$101,800
Interest Income - Tax-exempt loans	118	—
Interest Income - Securities taxable	39,817	37,179
Interest Income - Securities tax-exempt	10,243	5,615
Interest Income - Other interest income	4,680	2,302
Total Interest Income	366,161	146,896

Interest Expense - Deposits	118,664	39,195
Interest Expense - Borrowed funds	14,189	13,856
Interest Expense - Subordinated debt	7,412	—
Interest Expense - Other	111	86
Total Interest Expense	140,376	53,137

Total Net Interest Income	$225,785	$93,759

Non-GAAP Financial Measurements
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	$2,754	$1,493
Total Tax Benefit on Tax-Exempt Interest Income (1)	2,754	1,493
Tax-Equivalent Net Interest Income	$228,539	$95,252
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Rate/Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the years ended December 31, 2024, and December 31, 2023, are annualized using an actual days over calendar year method. The volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Year Ended December 31, 2024, Compared to December 31, 2023
	Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
Income from the interest-earning assets:
Loans, gross	$201,361	$8,291	$209,652
Securities (1)	10,562	(1,845)	8,717
Interest-bearing deposits and fed funds sold	2,494	(338)	2,156
Total interest income on interest-earning assets	214,417	6,108	220,525
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	36,001	7,613	43,614
Savings deposits	6,801	(784)	6,017
Time deposits	26,850	2,988	29,838
Total interest expense on interest-bearing deposits	69,652	9,817	79,469
Borrowings	11,745	(3,976)	7,769
Total interest expense on interest-bearing liabilities	81,397	5,841	87,238
Taxable-equivalent net interest income	$133,020	$267	$133,287
(1)Yields and interest income on tax-exempt securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $366.2 million for the year ended December 31, 2024, compared to $146.9 million for the year ended December 31, 2023, an increase of 149.3%. The increase in interest income was primarily driven by the Merger which resulted in higher loan and security interest income. Interest income on securities increased by $7.3 million or 17.0% for the year ended December 31, 2024, compared to the year ended December 31, 2023. Interest income on loans increased $209.6 million or 205.9% for the year ended December 31, 2024, compared to the year ended December 31, 2023.
Interest Expense
Total interest expense was $140.4 million for the year ended December 31, 2024, compared to $53.1 million for the previous year ended December 31, 2023, an increase of 164.2%. The increase in interest expense was primarily driven by the effect of the Merger and increases in deposit and debt balances. Interest expense on interest-bearing deposits increased by $79.5 million or 202.8% for the year ended December 31, 2024, compared to the year ended December 31, 2023. Interest expense on borrowed funds increased by $0.3 million or 2.4% for the year ended December 31, 2024, compared to the year ended December 31, 2023. Interest expense on subordinated debt acquired in the Merger led to an increase in interest expense of $7.4 million for the year ended December 31, 2024, compared to the year ended December 31, 2023.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $24.2 million for the year ended December 31, 2024, compared to $0.2 million for the year ended December 31, 2023. For the year ended December 31, 2024, the Company recognized a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger and acquired commitments for unfunded commitments, which resulted in a higher credit provision expense compared to the year ended December 31, 2023. Additionally, loan balances have risen significantly for the year ended December 31, 2024, due to the Merger versus the year ended December 31, 2023. See Note 4 — Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Years Ended December 31,		Increase (Decrease) 2024 vs. 2023
	2024	2023	Amount	Percent
Fiduciary and wealth management	$8,411	$5,354	$3,057	57.1%
Service charges and fees	15,594	6,670	8,924	133.8
Net gains (losses) on securities	1,357	(112)	1,469	NM
Income from company-owned life insurance	4,686	2,844	1,842	64.8
Other non-interest income	6,118	3,196	2,922	91.4
Total	$36,166	$17,952	$18,214	101.5%
Non-interest income increased by $18.2 million or 101.5% for the year ended December 31, 2024, compared to December 31, 2023. The increase was primarily driven by the Merger, and included increases in all categories of non-interest income. The largest increase was in service charges and fees of $8.9 million followed by an increase in fiduciary and wealth management of $3.1 million and and increase in other non-interest income of $2.9 million. See Note 22 — Revenue from Contracts with Customers in Notes to Consolidated Financial Statements for further information. The Company also realized gains on the sale of securities resulting in an increase of $1.5 million in non-interest income and an increase in income from Company-owned life insurance of $1.8 million for the year ended December 31, 2024, compared to December 31, 2023.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Years Ended December 31,		Increase (Decrease) 2024 vs. 2023
	2024	2023	Amount	Percent
Salaries and wages	$77,089	$39,247	$37,842	96.4%
Pensions and other employee benefits	17,186	9,401	7,785	82.8
Occupancy	11,577	6,035	5,542	91.8
Equipment rentals, depreciation and maintenance	23,174	5,770	17,404	301.6
Other operating	68,807	25,983	42,824	164.8
Total	$197,833	$86,436	$111,397	128.9%
Non-interest expense increased 128.9% for the year ended December 31, 2024, compared to December 31, 2023. The increase was mostly due to the Merger, and included increases in all categories of non-interest expense. The largest increase was in other operating expenses which included $36.5 million of legal, consulting, and audit fees related to the Merger with Summit Financial Group, Inc. The majority of these merger-related costs consist of legal, consulting, and audit fees. See Note 20 — Other Operating Expenses in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense. Other large increases included salaries and wages which increased by $37.8 million, or 96.4%, and equipment rentals, depreciation and maintenance which increased $17.4 million, or 301.6%, compared to the year ended December 31, 2023. Pensions and other employee benefits increased by $7.8 million while occupancy increased by $5.5 million for the year ended December 31, 2024, compared to December 31, 2023.
Income Tax Expense
Income tax expense was $4.2 million for the year ended December 31, 2024, a increase of $1.8 million from the tax provision for the year ended December 31, 2023. For 2024 and 2023, our effective tax rates were 10.5% and 9.5%, respectively. A increase in income from operations led to a slight increase in the effective tax rate for 2024.

The effective tax rate going forward will continue to depend on income from operations as well as any legislative corporate tax changes.
Results of Operations for Years Ended December 31, 2023, and December 31, 2022
For a comparison of the 2023 results to the 2022 results and other 2022 information not included herein, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 10-K filed with the SEC on March 22, 2024, as amended by the Company’s 10-K/A filed with the SEC on April 12, 2024.

Analysis of Financial Condition for Years Ended December 31, 2024, and December 31, 2023
Assets increased by $4.2 billion to $7.8 billion as of December 31, 2024, compared to $3.6 billion as of December 31, 2023. The increase in assets was primarily due to the Merger and included an increase in loans, net of ACL, of $3.5 billion, and an increase of $183.9 million in the securities portfolio as of December 31, 2024 compared to December 31, 2023. Deposits increased by $3.5 billion and amounted to $6.5 billion at December 31, 2024, compared to $3.0 billion at December 31, 2023, while short-term borrowings increased by $93.0 million to $365.0 million as of December 31, 2024, compared to $272.0 million at December 31, 2023. Subordinated debt and subordinated debt owed to unconsolidated subsidiary trusts, which were assumed in the Merger, totaled $111.9 million at December 31, 2024, compared to zero at December 31, 2023.
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
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the year ended December 31, 2024, the unrealized losses on our holdings decreased $6.9 million from December 31, 2023.
The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at December 31, 2024, or at December 31, 2023. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Bank’s investment portfolio is appropriately aligned with the rest of the balance sheet to protect against significant and unexpected charges against earnings and capital.
The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment as of December 31, 2024, and December 31, 2023 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$165,619	$—	$16,492	$149,127
Obligations of states and municipalities	777,181	846	79,303	698,724
Residential mortgage backed — agency	57,244	121	4,179	53,186
Residential mortgage backed — non-agency	259,964	44	12,132	247,876
Commercial mortgage backed — agency	33,791	27	747	33,071
Commercial mortgage backed — non-agency	158,621	2	4,112	154,511
Asset backed	64,308	316	568	64,056
Other	32,861	302	1,343	31,820
Total	$1,549,589	$1,658	$118,876	$1,432,371

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,026	$—	$17,955	$179,071
Obligations of states and municipalities	535,229	21	72,047	463,203
Residential mortgage backed — agency	47,074	—	4,836	42,238
Residential mortgage backed — non-agency	284,826	17	18,812	266,031
Commercial mortgage backed — agency	36,151	28	1,294	34,885
Commercial mortgage backed — non-agency	183,454	—	6,393	177,061
Asset backed	79,315	23	1,402	77,936
Other	9,500	—	1,486	8,014
Total	$1,372,575	$89	$124,225	$1,248,439
The investment maturity table below summarizes contractual maturities for our investment securities at December 31, 2024. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.5 years at December 31, 2024. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	December 31, 2024
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$5,110	0.41%	$160,509	1.34%	$—	—%	$—	—%	$165,619	1.31%
Obligations of states and municipalities	—	—	154,071	2.85	369,063	2.43	254,047	3.17	777,181	2.76
Residential mortgage backed - agency	—	—	18,778	4.66	28,045	2.68	10,421	4.32	57,244	3.63
Residential mortgage backed - non-agency	21,790	4.18	80,362	3.30	128,977	4.39	28,835	4.92	259,964	4.09
Commercial mortgage backed - agency	—	—	26,594	4.82	7,197	4.95	—	—	33,791	4.85
Commercial mortgage backed - non-agency	86,629	3.29	47,211	5.06	24,781	3.98	—	—	158,621	3.92
Asset backed	9,069	6.07	30,463	6.09	24,776	6.01	—	—	64,308	6.05
Other	—	—	2,752	8.29	15,688	5.57	14,421	9.16	32,861	7.37
Total	$122,598	3.53%	$520,740	3.04%	$598,527	3.19%	$307,724	3.66%	$1,549,589	3.26%
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

Loan balances by portfolio segment were as follows (in thousands):

	December 31, 2024	December 31, 2023
Commercial real estate	$2,637,802	$1,309,084
Owner-occupied commercial real estate	614,362	131,381
Acquisition, construction & development	465,537	49,091
Commercial & industrial	613,085	67,847
Single family residential (1-4 units)	1,173,749	527,980
Consumer non-real estate and other	167,701	2,373
Loans, gross	5,672,236	2,087,756
Allowance for credit losses	(68,040)	(25,301)
Loans, net	$5,604,196	$2,062,455
The loan portfolio, excluding ACL, increased by $3.6 billion from December 31, 2023, to December 31, 2024, primarily due to the effect of the Merger. Additionally, the Company has continued to grow organically by continuing to serve existing customers and new customers through our expansion into newer markets.
The following table shows the maturity distribution for total loans outstanding as of December 31, 2024. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balances of loans are indicated by both fixed and floating rate categories in the table below (in thousands).

	December 31, 2024
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$193,750	$110,472	$1,024,153	$325,859	$291,162	$357,718	$17,071	$317,617	$2,637,802
Owner-occupied commercial real estate	37,081	6,151	150,823	40,894	94,726	144,630	17,285	122,772	614,362
Acquisition, construction & development	28,819	148,911	40,431	98,422	35,420	27,484	5,021	81,029	465,537
Commercial & industrial	12,148	162,089	138,605	199,013	30,949	51,466	10,279	8,536	613,085
Total commercial loans	271,798	427,623	1,354,012	664,188	452,257	581,298	49,656	529,954	4,330,786
Single family residential (1-4 units)	16,582	13,306	38,513	7,840	78,851	77,488	462,456	478,713	1,173,749
Consumer non-real estate and other	8,005	121,091	28,614	956	7,502	613	421	499	167,701
Total loans	$296,385	$562,020	$1,421,139	$672,984	$538,610	$659,399	$512,533	$1,009,166	$5,672,236
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
The Company’s asset quality remained strong through December 31, 2024. The Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned, as of December 31, 2024, and December 31, 2023, totaled $41.2 million and $3.7 million, respectively. The increase in the non-performing asset balance is mostly due to the effect of the Merger and the related increase in the loan portfolio as of December 31, 2024 when compared to December 31, 2023. In addition, the other real estate owned assets were entirely assumed as part of the Merger.
The following table summarizes the Company’s non-performing assets as of December 31, 2024, and December 31, 2023 (in thousands).

	December 31, 2024	December 31, 2023
Non-accrual loans	$35,871	$3,744
90 days past due and still accruing	2,497	—
Total non-performing loans	38,368	3,744

Other real estate owned	2,783	—

Total non-performing assets	$41,151	$3,744
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
Gross charged-off loans were $1.8 million, $0.2 million, and $3.5 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. The increase in charge-offs during 2024, when compared to 2023, was due to the merger and the increase in the value of the loan portfolio. A majority of the charge-offs in 2022 related to a loan that the Company sold as part of a portfolio management strategy. Gross recoveries totaled $0.2 million, $0.1 million, and $0.2 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.20%, 1.21%, and 1.11% as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
The Company recorded a provision for credit losses of $20.5 million, a provision for credit losses of $0.2 million, and a provision recapture of credit losses of $7.5 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. The increase in provision for the year ended

December 31, 2024 was due to the Merger and the requirement to record an immediate provision expense for loans classified as non-PCD versus PCD loans where the Company is allowed to establish an adjustment to the ACL.
The following table summarizes the changes in the Company’s credit loss experience by portfolio for the year ended December 31, 2024, and the changes in the Company’s allowance for loan losses for the years ended December 31, 2023, and December 31, 2022 (dollars in thousands):

	2024	2023	2022
Loans outstanding at end of period	$5,672,236	$2,087,756	$1,887,221
Balance of allowance at beginning of year	(25,301)	(21,039)	(31,709)
Initial CECL adjustment	—	(4,125)	—
Allowance established for acquired PCD loans	(23,910)	—	—
Loans charged-off
Commercial real estate	382	—	3,282
Owner-occupied commercial real estate	—	—	—
Acquisition, construction & development	—	—	—
Commercial & industrial	301	29	20
Residential	190	—	—
Consumer non-real estate and other	934	165	148
Total loans charged-off	1,807	194	3,450
Recoveries of loans charged-off
Commercial real estate	15	38	38
Owner-occupied commercial real estate	—	—	—
Acquisition, construction & development	—	—	—
Commercial & industrial	39	—	—
Residential	83	52	184
Consumer non-real estate and other	24	6	24
Total recoveries of loans charged-off	161	96	246
Net loan charge-offs (recoveries)	1,646	98	3,204
Provision for (recapture of) credit losses for the period	20,475	235	(7,466)
Ending allowance	$(68,040)	$(25,301)	$(21,039)

Average loans outstanding during the period	$5,684,348	$2,007,030	$1,773,883
Allowance coverage ratio(1)	1.20%	1.21%	1.11%
Net charge-offs to average outstanding loans during the period(2)	0.03	0.00	0.18
Allowance for credit losses as a percentage of non-performing loans(3)	177.34	675.77	382.74
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

The following table summarizes the ACL by portfolio with a comparison of the percentage composition in relation to total ACL and allowance for credit losses and total loans as of December 31, 2024, and December 31, 2023 (dollars in thousands).

	December 31, 2024
In thousands	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$30,444	44.75%	46.50%
Owner occupied commercial real estate	3,261	4.79	10.83
Acquisition, construction & development	17,386	25.55	8.21
Commercial & industrial	6,633	9.75	10.81
Residential	9,763	14.35	20.69
Consumer non real estate and other	553	0.81	2.96
Total	$68,040	100.00%	100.00%

	December 31, 2023
In thousands	Allowance for loan losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$20,633	81.56%	62.71%
Owner occupied commercial real estate	783	3.09	6.29
Acquisition, construction & development	368	1.45	2.35
Commercial & industrial	645	2.55	3.25
Residential	2,797	11.05	25.29
Consumer non real estate and other	75	0.30	0.11
Total	$25,301	100.00%	100.00%
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
As of December 31, 2024, the Company has available unused borrowing capacity of $4.1 billion through its available lines of credit with the FHLB of Atlanta, the Federal Reserve Borrower-In-Custody Program line, and unsecured federal fund lines of credit from correspondent banking relationships.
The following table shows certain information regarding short-term borrowings at year end 2024 and 2023 (dollars in thousands):

Balance at end of period	2024	2023
Short-term borrowings	$365,000	$272,000
Weighted average interest rate at end of period	3.35%	4.75%
The following table shows certain information regarding long-term debt at year end 2024, and 2023, respectively (dollars in thousands):

Balance at end of period	December 31, 2024	December 31, 2023
Subordinated debentures, net	$94,872	$—
Subordinated debentures owed to unconsolidated subsidiary trusts	17,013	—
Total long-term debt	$111,885	$—

Weighted average interest yield at end of period	10.08%	N/A

Deposits
Total deposits increased by $3.5 billion from December 31, 2024, to December 31, 2023, primarily driven by the Merger. The Company’s brokered deposits balance was $244.8 million and $389.0 million at December 31, 2024, and December 31, 2023, respectively. All of the Company’s brokered deposits are in the form of certificates of deposits that are insured by the FDIC. Excluding the brokered deposit balance, the total deposit balance increased by $3.7 billion from December 31, 2023 to December 31, 2024 mostly due to the completion of the Merger.
The following table sets forth the balance of each category of deposits as of the dates indicated (dollars in thousands).

	Dec 31, 2024	Dec 31, 2023
	Balance	Balance
Demand, non-interest-bearing	$1,379,940	$830,320
Demand, interest-bearing	2,223,540	509,646
Money market and savings	1,658,480	925,853
Brokered deposits	244,802	389,011
Time deposits	1,008,477	347,051
Total interest-bearing	5,135,299	2,171,561
Total Deposits	$6,515,239	$3,001,881

The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 of $1.9 billion and $677.3 million at December 31, 2024, and December 31, 2023. The increase in uninsured deposits as of December 31, 2024 was due to the completion of the Merger and the related increase in total deposits. The Company does not have material deposit concentration risk to any significant market, industry or individual at December 31, 2024.
The following table sets forth maturity ranges of time deposits, as of December 31, 2024, that meet or exceed the FDIC insurance limit (in thousands).

Dec 31, 2024
Due within 3 months or less	$142,793
Due after 3 months and within 6 months	105,330
Due after 6 months and within 12 months	27,708
Due after 12 months	8,569
Total uninsured, time deposits	$284,400
Shareholders’ Equity
Total shareholders’ equity at December 31, 2024, was $730.2 million, compared to $314.8 million at December 31, 2023. Shareholders’ equity increased by $415.4 million primarily due to the completion of the Merger. Additionally, accumulated other comprehensive loss decreased by $7.8 million as a result of an increase in the fair value of investment securities available-for-sale.

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

	As of December 31, 2024	As of December 31, 2023
Change in Interest Rates (in Basis Points)	Percentage Change in Earnings	Percentage Change in Earnings
200	(2.1)%	0.9%
100	(0.7)	1.2
(100)	0.5	(1.0)
(200)	0.5	(0.8)
(300)	0.5	(0.3)
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2024, and December 31, 2023.

	As of December 31, 2024	As of December 31, 2023
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
200	(8.7)%	(12.1)%
100	(3.6)	(5.8)
(100)	1.9	2.3
(200)	0.5	1.7
(300)	(3.4)	(1.8)

Item 8. Financial Statements and Supplementary Data
Burke & Herbert Financial Services Corp. Audited Consolidated Financial Statements:

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
of Burke & Herbert Financial Services Corp.
Alexandria, Virginia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Burke & Herbert Financial Services Corp. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principal
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No.326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.
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
Washington, D.C.
March 17, 2025

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
December 31, 2024, and 2023
(In thousands, except share and per share data)

	2024	2023
Assets
Cash and due from banks	$35,554	$8,896
Interest-bearing deposits with banks	99,760	35,602
Cash and cash equivalents	135,314	44,498
Securities available-for-sale, at fair value	1,432,371	1,248,439
Restricted stock, at cost	33,559	5,964
Loans held-for-sale, at fair value	2,331	1,497
Loans	5,672,236	2,087,756
Allowance for credit losses	(68,040)	(25,301)
Net loans	5,604,196	2,062,455
Other real estate owned	2,783	—
Premises and equipment, net	132,270	61,128
Accrued interest receivable	34,454	15,895
Intangible assets	57,300	—
Goodwill	32,783	—
Company-owned life insurance	182,834	94,159
Other assets	161,990	83,544
Total Assets	$7,812,185	$3,617,579

Liabilities and Shareholders' Equity
Liabilities
Non-interest-bearing deposits	$1,379,940	$830,320
Interest-bearing deposits	5,135,299	2,171,561
Total deposits	6,515,239	3,001,881
Short-term borrowings	365,000	272,000
Subordinated debentures, net	94,872	—
Subordinated debentures owed to unconsolidated subsidiary trusts	17,013	—
Accrued interest and other liabilities	89,904	28,948
Total Liabilities	7,082,028	3,302,829

Commitments and contingent liabilities (see Note 14)

Shareholders’ Equity
Preferred stock and related surplus, $1.00 par value per share; 2,000,000 shares authorized; 1,500 shares issued and outstanding at December 31, 2024, zero shares issued and outstanding at December 31, 2023	10,413	—
Common stock	7,770	4,000
$0.50 par value; 40,000,000 shares authorized, 15,540,394 shares issued and 14,969,104 shares outstanding at December 31, 2024; 20,000,000 shares authorized, 8,000,000 shares issued and 7,428,710 shares outstanding at December 31, 2023

Common stock, additional paid-in capital	401,172	14,495
Retained earnings	434,106	427,333
Accumulated other comprehensive income (loss)	(95,720)	(103,494)
Treasury stock	(27,584)	(27,584)
571,290 shares, at cost, at December 31, 2024, and 571,290 shares, at cost, at December 31, 2023
Total Shareholders' Equity	730,157	314,750
Total Liabilities and Shareholders' Equity	$7,812,185	$3,617,579
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income
Years Ended December 31, 2024, 2023, and 2022
(In thousands, except share and per share data)

	2024	2023	2022
Interest income
Taxable loans, including fees	$311,303	$101,800	$73,640
Tax-exempt loans, including fees	118	—	—
Taxable securities	39,817	37,179	29,616
Tax-exempt securities	10,243	5,615	8,940
Other interest income	4,680	2,302	437
Total interest income	366,161	146,896	112,633
Interest expense
Deposits	118,664	39,195	3,742
Short-term borrowings	14,189	13,856	5,136
Subordinated debt	7,412	—	—
Other interest expense	111	86	63
Total interest expense	140,376	53,137	8,941
Net interest income	225,785	93,759	103,692

Credit loss expense (recapture) - loans and available-for-sale securities	20,475	235	(7,466)
Credit loss expense (recapture) - off-balance sheet credit exposures	3,745	(21)	—
Total provision for (recapture of) credit losses	24,220	214	(7,466)
Net interest income after credit loss expense	201,565	93,545	111,158

Non-interest income
Fiduciary and wealth management	8,411	5,354	5,309
Service charges and fees	15,594	6,670	6,855
Net gains (losses) on securities	1,357	(112)	(454)
Income from company-owned life insurance	4,686	2,844	2,656
Other non-interest income	6,118	3,196	2,721
Total non-interest income	36,166	17,952	17,087

Non-interest expense
Salaries and wages	77,089	39,247	39,438
Pensions and other employee benefits	17,186	9,401	7,700
Occupancy	11,577	6,035	5,621
Equipment rentals, depreciation and maintenance	23,174	5,770	5,768
Other operating	68,807	25,983	17,419
Total non-interest expense	197,833	86,436	75,946

Income before income taxes	39,898	25,061	52,299
Income tax expense	4,190	2,369	8,286

Net income	35,708	22,692	44,013
Preferred stock dividends	675	—	—
Net income applicable to common shares	$35,033	$22,692	$44,013

Earnings per common share:
Basic	$2.83	$3.05	$5.93
Diluted	2.82	3.02	5.89
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2024, 2023, and 2022
(In thousands, except share and per share data)

	2024	2023	2022
Net income	$35,708	$22,692	$44,013
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gain (loss) arising during period, net of tax of $(1,903) for 2024, $(8,721) for 2023, and $38,333 for 2022	6,372	32,718	(144,209)
Reclassification adjustment for loss (gain) on securities, net of tax of $312 for 2024, $(24) for 2023, and ($95) for 2022	(1,045)	88	359
Reclassification adjustment for loss (gain) on fair value hedge, net of tax of $37 for 2024, $(215) for 2023, and $— for 2022	(123)	810	—
Defined benefit pension plans:
Changes in pension plan benefits, net of tax of $(349) for 2024, ($342) for 2023, and $263 for 2022	1,169	1,286	(1,011)
Unrealized gain (loss) on cash flow hedge
Unrealized holding gain (loss) on cash flow hedge, net of tax of $(920) for 2024, $75 for 2023, and $457 for 2022	3,082	(283)	(1,721)
Reclassification adjustment for losses (gains) included in net income, net of tax of $502 for 2024, $(367) for 2023, and $(35) for 2022	(1,681)	1,382	132
Total other comprehensive income (loss)	7,774	36,001	(146,450)
Comprehensive income (loss)	$43,482	$58,693	$(102,437)
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2024, 2023, and 2022
(In thousands, except share and per share data)

		Common Stock		Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
	Preferred Stock and Surplus	Shares Outstanding	Amount
Balance December 31, 2021	$—	7,423,760	$4,000	$10,374	$396,120	$6,955	$(27,822)	$389,627
Net income	—	—	—	—	44,013	—	—	44,013
Other comprehensive income (loss)	—	—	—	—	—	(146,450)	—	(146,450)
(Purchase) sale of treasury stock, net	—	2,000	—	—	—	—	97	97
Cash dividends, declared	—	—	—	—	(15,742)	—	—	(15,742)
Share-based compensation expense, net	—	—	—	1,908	—	—	—	1,908
Balance December 31, 2022	$—	7,425,760	$4,000	$12,282	$424,391	$(139,495)	$(27,725)	$273,453
Net income	—	—	—	—	22,692	—	—	22,692
CECL adjustment	—	—	—	—	(3,439)	—	—	(3,439)
Other comprehensive income (loss)	—	—	—	—	—	36,001	—	36,001
(Purchase) sale of treasury stock, net	—	2,950	—	—	—	—	141	141
Cash dividends, declared	—	—	—	—	(16,298)	—	—	(16,298)
Share-based compensation expense, net	—	—	—	2,213	(13)	—	—	2,200
Balance December 31, 2023	$—	7,428,710	$4,000	$14,495	$427,333	$(103,494)	$(27,584)	$314,750
Net income	—	—	—	—	35,708	—	—	35,708
Acquisition of Summit Financial Group, Inc.	10,413	7,405,772	3,703	383,329	—	—	—	397,445
Other comprehensive income (loss)	—	—	—	—	—	7,774	—	7,774
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Cash dividends, paid and accrued(1)	—	—	—	—	(28,260)	—	—	(28,260)
Preferred stock cash dividends, declared	—	—	—	—	(675)	—	—	(675)
Share-based compensation expense, net	—	134,622	67	3,348	—	—	—	3,415
Balance December 31, 2024	$10,413	14,969,104	$7,770	$401,172	$434,106	$(95,720)	$(27,584)	$730,157
(1) Cash dividends, paid and accrued for the year ending December 31, 2024, include dividends paid of $28.0 million and $299.0 thousand of dividends accrued on share-based compensation but unpaid as of December 31, 2024.
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023, and 2022
(In thousands, except share and per share data)

	2024	2023	2022
Cash Flows from Operating Activities
Net Income	$35,708	$22,692	$44,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	5,865	2,872	3,053
Amortization of other intangible assets	11,542	—	—
Amortization on assumed liabilities	10,172	—	—
Accretion income related to acquired loans	(40,876)	—	—
Amortization of housing tax credits	5,432	5,591	6,147
Realized (gain) loss on sales of available-for-sale securities	(1,357)	112	454
Realized (gain) on sales of OREO property	(172)	—	—
Provision for (recapture of) credit losses	24,220	214	(7,466)
Income from company-owned life insurance	(4,686)	(2,844)	(2,656)
Deferred tax expense (benefit)	(1,507)	(1,453)	1,397
(Gain) loss on disposal of fixed assets	2,177	37	(4,533)
Accretion of securities	(3,746)	(1,615)	(1,622)
Amortization of securities	9,496	9,161	11,117
Share-based compensation expense	2,879	2,464	2,000
Repayment of operating lease liabilities	(2,705)	(3,137)	(2,330)
(Gain) on loans held-for-sale	(484)	(138)	(58)
Proceeds from sales of loans held-for-sale	37,099	14,205	9,585
Change in fair value of loans held-for-sale	28	(28)	23
Originations of loans held-for-sale	(37,477)	(15,536)	(2,300)
(Increase) decrease in accrued interest receivable	3,030	(414)	(228)
(Increase) decrease in other assets	(32,499)	3,851	501
Increase in accrued interest payable and other liabilities	63,660	6,475	3,960
Net cash flows provided by operating activities	$85,799	$42,509	$61,057

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	257,877	112,025	213,596
Proceeds from sales of securities available-for-sale, net	372,370	77,780	195,907
Purchases of securities available-for-sale, net	(622,760)	(33,221)	(367,615)
Net cash from merger	52,607	—	—
Sales of restricted stock	40,572	29,880	22,718
Purchases of restricted stock	(67,683)	(19,402)	(27,081)
Proceeds from sales of OREO properties	758	—	—
Proceeds from sales of property and equipment	—	3,383	8,260
Purchases of property and equipment, net of disposals	(4,567)	(14,249)	(23,075)
Proceeds from company-owned life insurance	2,213	1,171	1,231
(Increase) decrease in loans made to customers, net	92,170	(200,535)	(151,352)
Net cash flows provided by (used in) investing activities	$123,557	$(43,168)	$(127,411)

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023, and 2022
(In thousands, except share and per share data)

Cash Flows from Financing Activities
Net increase (decrease) in non-interest-bearing accounts	(27,493)	(130,372)	29,845
Net increase (decrease) in interest-bearing accounts	(158,696)	211,853	(42,862)
Increase (decrease) in other short-term borrowings	93,000	(71,100)	68,100
Repayment of finance lease liabilities	(216)	(119)	(152)
Proceeds from employee stock purchase program	259	206	—
Cash dividends paid	(28,636)	(15,747)	(15,742)
Issuance of common stock	3,242	—	—
Treasury stock transactions	—	141	97
Net cash flows provided by (used in) financing activities	$(118,540)	$(5,138)	$39,286
(Decrease) increase in cash and cash equivalents	90,816	(5,797)	(27,068)
Cash and cash equivalents
Beginning of year	44,498	50,295	77,363
End of year	$135,314	$44,498	$50,295

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$114,741	$37,573	$3,411
Interest paid on short-term borrowings	17,049	7,975	4,324
Interest paid on subordinated debt and trust preferred securities	7,412	—	—
Interest paid on finance lease	110	86	63
Income taxes	1,975	1,570	950
Change in unrealized gains on available-for-sale securities	8,275	41,415	(182,088)
Change in pension plan benefits	1,518	1,628	(1,280)
Lease liability arising from obtaining right-of-use assets	12,329	1,214	1,558
Premises & equipment transferred to property held-for-sale	—	—	3,449
Transfers from portfolio loans to loans held-for-sale	—	—	19,594
Financing of sale from loans held-for-sale	—	—	9,000
Common stock issued for merger, net	387,032	—	—
Preferred stock issued for merger, net	10,413	—	—
Fair value of assets purchased in merger	4,503,102	—	—
Fair value of liabilities assumed in merger	4,138,440	—	—
See Notes to Consolidated Financial Statements.

Note 1— Nature of Business Activities and Significant Accounting Policies
Nature of operations and principles of consolidation
The consolidated financial statements include Burke & Herbert Financial Services Corp. (“Burke & Herbert”) and its wholly-owned subsidiary Burke & Herbert Bank & Trust Company (“the Bank”), together referred to as “the Company” for purposes of the Notes to the Financial Statements. Intercompany transactions and balances are eliminated in consolidation.
Burke & Herbert was organized as a Virginia corporation in 2022 to serve as the holding company for the Bank. Burke & Herbert became a bank holding company when it commenced operations on October 1, 2022, following a reorganization transaction in which it acquired control of the Bank under the BHCA. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of Burke & Herbert. Burke & Herbert has no material operations other than owning the Bank. In September 2023, the Burke & Herbert elected to become a financial holding company under the BHCA. As a financial holding company of a Virginia state bank, Burke & Herbert is subject to regulation, supervision, and examination by the Federal Reserve and the Virginia BFI. The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank became a member of the Federal Reserve System on December 31, 2024. The Bank is subject to regulation, supervision, and examination by the Federal Reserve (through the Federal Reserve Bank of Richmond) and the Virginia BFI.
The Bank’s primary market area includes northern Virginia and West Virginia, and it has over 77 branches and commercial loan offices across Delaware, Kentucky, Maryland, Virginia, and West Virginia. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.
Merger with Summit Financial Group, Inc.
Effective on the Closing Date, Burke & Herbert completed the Merger with Summit, pursuant to the August 24, 2023 Merger Agreement.
Pursuant to the Merger Agreement, on the Closing Date, (i) Summit merged with and into Burke & Herbert with Burke & Herbert as the surviving entity, and (ii) immediately following the Merger, SCB merged with and into the Bank, with the Bank as the surviving bank.
In the Merger, holders of Summit common stock outstanding at the effective time of the Merger received 0.5043 shares of Burke & Herbert Common Stock for each share of Summit common stock they owned, subject to the payment of cash in lieu of fractional shares. The total aggregate consideration payable in the Merger was approximately 7,405,772 shares of Burke & Herbert Common Stock. Additionally, each share of the Summit Series 2021 Preferred Stock issued and outstanding was converted into the right to receive a share of the newly created Burke & Herbert Series 2021 Preferred Stock. Summit’s results of operations are included from the Closing Date forward.
Use of estimates
To prepare financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management makes estimates and assumptions based on available information that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash, cash equivalents, and cash flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks, including cash items in process of clearing with maturities fewer than 90 days. Cash flows from customer loans, federal funds purchased, securities sold under agreements to repurchase, and deposits are reported on a net basis.

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
Restriction on cash
No reserve balances were required at December 31, 2024, and December 31, 2023. There was no reserve requirement with the Federal Reserve as of December 31, 2024, or December 31, 2023.
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
Accrued interest receivable on AFS debt securities totaled $10.3 million at December 31, 2024, and is excluded from the estimate of credit losses.
Equity securities
Equity securities are carried at fair value with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical, or a similar, investment.

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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
Loans
Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, adjusted for partial charge-offs, the allowance for credit losses, and any deferred fees and costs on originated loans. Accrued interest receivable totaled $24.1 million on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct original costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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
Purchased credit deteriorated (PCD) loans
The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to the individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount of premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.
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
Other real estate owned (OREO)
Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, valuations periodically are performed by management and the foreclosed assets held-for-sale are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for credit losses. All subsequent gains on sale, losses on sale, and additional write-downs are included in net gains/(losses) on other real estate owned. Revenue and expenses from the operations of foreclosed assets are included in other non-interest income and other operating expenses.

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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
401(k) plan & other plans
The Company maintains the 401(k) plans of both legacy Summit and Burke & Herbert. Under both of these plans, eligible employees may contribute a percentage of their compensation, and the Company matches a portion of the employee’s contribution based on the specific 401(k) plan. The contribution amounts matched by the Company depend on the 401(k) plan. The 401(k) expense is the amount of the matching contributions. For the deferred compensation and supplemental retirement plan, the expense allocates the benefits over the years of service.

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
Goodwill and other intangible assets
Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that an impairment test should be performed. The Company has selected September 30 as the date to perform the annual impairment test. Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values. Amortized intangibles must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. An impairment loss related to intangible assets with finite useful lives is recognized if the carrying amount of the intangible asset is not recoverable and its carrying amount exceeds its fair value. After the impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Goodwill is the only intangible asset with an indefinite life on our balance sheet.
Other intangible assets consists of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions and are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years.
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
Operating segment reporting
The Company operates in one segment – Community Banking and the financial performance of this one segment is used to make resource allocations and performance decisions. The Company’s Chief Executive Officer is in charge of allocating the Company’s resources and assessing performance, and has been identified as the chief operating decision maker. While the chief decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Individual operating results are not reviewed by senior management to make resource allocation or performance decisions. Therefore, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Reclassifications
Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholder’s equity.
Adoption of new accounting standards
On November 27, 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.”
The ASU applies to all public entities that are required to report segment information in accordance with ASC 280. The enhanced segment disclosure requirements apply “retrospectively to all prior periods presented in the financial statements.” The significant segment expense and other segment item amounts “disclosed in prior periods shall be based on the significant segment expense categories identified and disclosed in the period of adoption.” The amendments in ASU 2023-07 were effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard with the fiscal year ending December 31, 2024, and it did not have a material impact on the financial statements.
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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
Newly issued not yet adopted accounting standards
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income—Expense Disaggregation Disclosures. This ASU seeks to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU is not expected to have a material impact our consolidated financial statements.
In March 2024, the FASB issued ASU 2024-01, Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments in this update seek to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of this pronouncement is not expected to have a material impact on our Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU seeks to enhance the transparency and decision usefulness of the disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual consolidated financial statements that have not yet been issued. This ASU is not expected to have a material impact our consolidated financial statements.
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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
Note 2— Securities
The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2024, and December 31, 2023, are summarized as follows (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$165,619	$—	$16,492	$149,127
Obligations of states and municipalities	777,181	846	79,303	698,724
Residential mortgage backed — agency	57,244	121	4,179	53,186
Residential mortgage backed — non-agency	259,964	44	12,132	247,876
Commercial mortgage backed — agency	33,791	27	747	33,071
Commercial mortgage backed — non-agency	158,621	2	4,112	154,511
Asset-backed	64,308	316	568	64,056
Other	32,861	302	1,343	31,820
Total	$1,549,589	$1,658	$118,876	$1,432,371

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$197,026	$—	$17,955	$179,071
Obligations of states and municipalities	535,229	21	72,047	463,203
Residential mortgage backed — agency	47,074	—	4,836	42,238
Residential mortgage backed — non-agency	284,826	17	18,812	266,031
Commercial mortgage backed — agency	36,151	28	1,294	34,885
Commercial mortgage backed — non-agency	183,454	—	6,393	177,061
Asset-backed	79,315	23	1,402	77,936
Other	9,500	—	1,486	8,014
Total	$1,372,575	$89	$124,225	$1,248,439
At December 31, 2024, and December 31, 2023, securities with amortized costs of $1.2 billion and $826.5 million, respectively, and with estimated fair values of $1.1 billion and $742.5 million, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.

Note 2— Securities (continued)
The proceeds from sales, calls and maturities, and principal payments received of debt securities available-for-sale, and the related gross gains and losses realized for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, were as follows (in thousands):

	Proceeds from			Gross realized
For the year ended December 31,	Sales	Calls and maturities	Principal Payments	Gains	Losses
2024	$372,370	$46,434	$211,443	$3,381	$2,024
2023	77,780	1,797	110,228	772	884
2022	195,907	59,352	154,244	1,512	1,966
The tax benefit (provision) related to these net realized gains and losses for 2024, 2023, and 2022 was $(312.1) thousand, $23.5 thousand, and $95.3 thousand, respectively.
The maturities of securities available-for-sale at December 31, 2024, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

	December 31, 2024
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$5,110	$160,509	$—	$—	$165,619
Obligations of states and municipalities	—	154,071	369,063	254,047	777,181
Residential mortgage backed - agency	—	18,778	28,045	10,421	57,244
Residential mortgage backed - non-agency	21,789	80,363	128,978	28,834	259,964
Commercial mortgage backed - agency	94	26,500	7,197	—	33,791
Commercial mortgage backed - non-agency	86,629	47,211	24,781	—	158,621
Asset-backed	9,070	30,463	24,775	—	64,308
Other	—	2,752	15,688	14,421	32,861
Total	$122,692	$520,647	$598,527	$307,723	$1,549,589

Note 2— Securities (continued)

	December 31, 2024
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$4,924	$144,203	$—	$—	$149,127
Obligations of states and municipalities	—	147,857	328,969	221,898	698,724
Residential mortgage backed - agency	—	18,440	24,214	10,532	53,186
Residential mortgage backed - non-agency	21,688	75,622	122,710	27,856	247,876
Commercial mortgage backed - agency	94	25,936	7,041	—	33,071
Commercial mortgage backed - non-agency	85,667	45,408	23,436	—	154,511
Asset-backed	9,062	30,361	24,633	—	64,056
Other	—	2,881	14,601	14,338	31,820
Total	$121,435	$490,708	$545,604	$274,624	$1,432,371
At year-end 2024 and 2023, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024, and December 31, 2023.
Available-for-sale securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	December 31, 2024
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$149,127	$16,492	$16,492
Obligations of states and municipalities	181,027	5,338	433,488	73,965	79,303
Residential mortgage backed - agency	203	2	42,233	4,177	4,179
Residential mortgage backed - non-agency	110,191	1,911	134,727	10,221	12,132
Commercial mortgage backed - agency	3,412	29	28,885	718	747
Commercial mortgage backed - non-agency	30,064	523	108,761	3,589	4,112
Asset-backed	4,140	4	29,243	564	568
Other	15,123	138	8,295	1,205	1,343
Total	$344,160	$7,945	$934,759	$110,931	$118,876

Note 2— Securities (continued)

	December 31, 2023
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$179,071	$17,955	$17,955
Obligations of states and municipalities	501	14	458,113	72,033	72,047
Residential mortgage backed - agency	36	—	42,203	4,836	4,836
Residential mortgage backed - non-agency	632	2	263,184	18,810	18,812
Commercial mortgage backed - agency	—	—	34,080	1,294	1,294
Commercial mortgage backed - non-agency	23,437	254	153,625	6,139	6,393
Asset-backed	3,721	9	56,106	1,393	1,402
Other	—	—	8,014	1,486	1,486
Total	$28,327	$279	$1,194,396	$123,946	$124,225
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
The Company did not record an ACL on the AFS securities as of December 31, 2024 and as of December 31, 2023. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 462 securities in an unrealized loss position as of December 31, 2024. The Company has evaluated AFS securities in an unrealized loss position for credit-related impairment at December 31, 2024, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be

Note 2— Securities (continued)
required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at December 31, 2024 and at December 31, 2023.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At December 31, 2024, the unrealized losses associated with 11 U.S. Treasuries and Government Agency securities, 15 Residential Mortgage Backed – Agency securities, and 14 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2024.
Securities of U.S. States and Municipalities
At December 31, 2024, the unrealized losses associated with 292 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These investments are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2024.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At December 31, 2024, the unrealized losses associated with 78 Residential Mortgage Backed – Non-Agency securities and 27 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2024.
Asset-Backed Securities
At December 31, 2024, the unrealized losses associated with 16 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2024.
Other Securities
At December 31, 2024, the unrealized losses associated with 9 securities were primarily driven by interest rates and not the credit quality of the securities. These investments are underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2024.
Restricted stock, at cost
The Company’s investment in FHLB stock totaled $18.2 million and $5.9 million at December 31, 2024, and 2023, respectively. The Company’s investment in Federal Reserve Bank stock totaled $14.8 million and $— at December 31, 2024, and 2023, respectively. FHLB and Federal Reserve stock are generally viewed as long-term

Note 2— Securities (continued)
investments and as restricted investment securities, which are carried at cost, because there is no market for the stocks other than member institutions. Therefore, when evaluating FHLB and Federal Reserve stock for impairment, their values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be impaired at December 31, 2024, and no impairment has been recognized. FHLB stock and Federal Reserve stock are included in a separate line item, Restricted stock, at cost, on the Consolidated Balance Sheets and are not part of the Company’s AFS investment securities portfolio.
The Company’s Restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $111 thousand at December 31, 2024, and $50 thousand December 31, 2023, which is carried at cost and is not impaired at December 31, 2024. The Company also has other restricted investments including Independent Community Bankcorp, Inc. and WV Bankers Title which are included in restricted stock on the Consolidated Balance Sheets as of December 31, 2024.
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

Note 3— Loans (continued)
Loans at year-end by portfolio segment were as follows (in thousands):

	December 31, 2024	December 31, 2023
Commercial real estate	$2,637,802	$1,309,084
Owner-occupied commercial real estate	614,362	131,381
Acquisition, construction & development	465,537	49,091
Commercial & industrial	613,085	67,847
Single family residential (1-4 units)	1,173,749	527,980
Consumer non-real estate and other	167,701	2,373
Loans, gross	5,672,236	2,087,756
Allowance for credit losses	(68,040)	(25,301)
Loans, net	$5,604,196	$2,062,455
Net deferred loan fees included in the above loan categories totaled $4.4 million and $3.5 million at December 31, 2024, and December 31, 2023, respectively.
Note 4— Allowance for Credit Losses
On January 1, 2023, the Company adopted the CECL methodology as required under ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standards update refer to Note 1 — Nature of Business Activities and Significant Accounting Policies in these Notes to Consolidated Financial Statements. All information presented as of December 31, 2024, and December 31, 2023, is in accordance with ASC 326. All other information presented prior to January 1, 2023, is in accordance with previous applicable GAAP.
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
The following tables present the activity in the ACL for the year ended December 31, 2024, including the impact of the allowance established for PCD loans, the activity in the ACL including the impact of the adoption of

Note 4— Allowance for Credit Losses (continued)
CECL for the year ended December 31, 2023, and the activity in the ACL for the year ended December 31, 2022 (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
December 31, 2024
Beginning balance, prior to adoption of CECL	$20,633	$783	$368	$645	$2,797	$75	$—	$25,301
Allowance established for acquired PCD loans	7,503	1,931	5,968	5,684	2,608	216	—	23,910
Provision for (recapture of) credit losses	2,675	547	11,050	566	4,465	1,172	—	20,475
Charge-offs	(382)	—	—	(301)	(190)	(934)	—	(1,807)
Recoveries	15	—	—	39	83	24	—	161
Balance, end of period	$30,444	$3,261	$17,386	$6,633	$9,763	$553	$—	$68,040

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
December 31, 2023
Balance, beginning of period	$15,477	$635	$2,082	$438	$2,379	$28	$—	$21,039
Impact of adoption CECL	2,686	(6)	(640)	237	1,661	187	—	4,125
Provision for (recapture of) credit losses	2,432	154	(1,074)	(1)	(1,295)	19	—	235
Charge-offs	—	—	—	(29)	—	(165)	—	(194)
Recoveries	38	—	—	—	52	6	—	96
Balance, end of period	$20,633	$783	$368	$645	$2,797	$75	$—	$25,301

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Unallocated	Total
December 31, 2022
Balance, beginning of period	$25,112	$611	$2,189	$165	$2,434	$18	$1,180	$31,709
Provision for (recapture of) loan losses	(6,391)	24	(107)	293	(239)	134	(1,180)	(7,466)
Charge-offs	(3,282)	—	—	(20)	—	(148)	—	(3,450)
Recoveries	38	—	—	—	184	24	—	246
Balance, end of period	$15,477	$635	$2,082	$438	$2,379	$28	$—	$21,039

Note 4— Allowance for Credit Losses (continued)
The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. The following table presents the aging of the recorded investment in past due loans as of December 31, 2024, and December 31, 2023, by portfolio segment (in thousands).

	December 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$10,974	$—	$8,440	$19,414	$2,618,388	$2,637,802	$—	$19,183
Owner-occupied commercial real estate	1,160	1,636	5,240	8,036	606,326	614,362	307	5,760
Acquisition, construction & development	5,210	38	1,243	6,491	459,046	465,537	812	1,098
Commercial & industrial	1,654	1,594	1,469	4,717	608,368	613,085	350	1,757
Single family residential (1-4 units)	20,724	4,379	3,420	28,523	1,145,226	1,173,749	1,012	7,857
Consumer non-real estate and other	637	300	195	1,132	166,569	167,701	16	216
Total	$40,359	$7,947	$20,007	$68,313	$5,603,923	$5,672,236	$2,497	$35,871

	December 31, 2023
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$10,496	$—	$—	$10,496	$1,298,588	$1,309,084	$—	$—
Owner-occupied commercial real estate	—	—	790	790	130,591	131,381	—	1,000
Acquisition, construction & development	—	—	—	—	49,091	49,091	—	—
Commercial & industrial	195	364	—	559	67,288	67,847	—	—
Single family residential (1-4 units)	1,657	289	1,532	3,478	524,502	527,980	—	2,744
Consumer non-real estate and other	3	—	—	3	2,370	2,373	—	—
Total	$12,351	$653	$2,322	$15,326	$2,072,430	$2,087,756	$—	$3,744
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

Note 4— Allowance for Credit Losses (continued)
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
The following table presents the amortized cost basis of the loan portfolio by year of origination, loan class, and credit quality, as of December 31, 2024 (in thousands).

	Term Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate
Pass	$248,023	$378,322	$482,195	$337,136	$153,187	$588,490	$96,914	$2,284,267
Special Mention	—	7,148	30,018	52,885	7,154	57,255	28,211	182,671
Substandard	—	2,232	49,752	39,636	2,999	52,740	23,505	170,864
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$248,023	$387,702	$561,965	$429,657	$163,340	$698,485	$148,630	$2,637,802

Year to date gross charge-offs	$—	$—	$—	$—	$—	$382	$—	$382.00

Owner-occupied commercial real estate
Pass	$61,433	$72,571	$93,941	$126,700	$36,197	$170,809	$32,452	$594,103
Special Mention	—	—	—	243	2,729	1,275	—	4,247
Substandard	—	—	5,192	1,496	5,499	3,594	82	15,863
Doubtful	—	—	—	—	—	149	—	149
Loss	—	—	—	—	—	—	—	—
Total	$61,433	$72,571	$99,133	$128,439	$44,425	$175,827	$32,534	$614,362

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Acquisition, construction & development
Pass	$25,461	$109,751	$90,652	$147,702	$3,564	$16,312	$15,107	$408,549
Special Mention	—	—	—	2,641	142	—	—	2,783
Substandard	—	13,115	4,467	3,326	21,372	63	11,564	53,907
Doubtful	—	—	—	—	—	—	298	298
Loss	—	—	—	—	—	—	—	—
Total	$25,461	$122,866	$95,119	$153,669	$25,078	$16,375	$26,969	$465,537

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$108,206	$57,280	$47,828	$35,189	$15,109	$28,019	$237,852	$529,483
Special Mention	365	—	35,237	10,898	1,505	—	16,856	64,861
Substandard	37	285	4,482	618	523	1,029	11,765	18,739
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	2	—	2
Total	$108,608	$57,565	$87,547	$46,705	$17,137	$29,050	$266,473	$613,085

Year to date gross charge-offs	$—	$10	$195	$87	$—	$9	$—	$301

Single family residential (1-4 units)
Pass	$88,857	$152,438	$201,410	$142,719	$77,783	$332,025	$170,077	$1,165,309
Special Mention	—	—	—	—	—	214	174	388

Note 4— Allowance for Credit Losses (continued)

Substandard	—	1,494	800	586	605	3,935	437	7,857
Doubtful	—	—	—	—	—	—	—	—
Loss	93	—	—	—	—	1	101	195
Total	$88,950	$153,932	$202,210	$143,305	$78,388	$336,175	$170,789	$1,173,749

Year to date gross charge-offs	$—	$39	$28	$—	$—	$123	$—	$190

Consumer non-real estate and other
Pass	$21,095	$10,796	$6,122	$1,836	$1,096	$2,797	$123,148	$166,890
Special Mention	15	—	—	—	—	—	—	15
Substandard	363	90	17	—	—	17	—	487
Doubtful	—	—	—	5	3	—	—	8
Loss	289	12	—	—	—	—	—	301
Total	$21,762	$10,898	$6,139	$1,841	$1,099	$2,814	$123,148	$167,701

Year to date gross charge-offs	$468	$71	$17	$1	$—	$20	$357	$934

Totals	$554,237	$805,534	$1,052,113	$903,616	$329,467	$1,258,726	$768,543	$5,672,236

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

The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of December 31, 2024 and December 31, 2023 (in thousands).

	Collateral Dependent Loans
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2024
Commercial real estate	$7,459	$4,791	$12,439	$19,898	$4,791
Owner-occupied commercial real estate	—	—	1,833	1,833	—
Acquisition, construction & development	535	303	369	904	303
Commercial & industrial	983	734	348	1,331	734
Single family residential (1-4 units)	898	26	3,408	4,306	26
Consumer non-real estate and other	—	—	—	—	—
Total	$9,875	$5,854	$18,397	$28,272	$5,854

Note 4— Allowance for Credit Losses (continued)

	Collateral Dependent Loans
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2023
Commercial real estate	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	1,000	1,000	—
Acquisition, construction & development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Single family residential (1-4 units)	—	—	2,744	2,744	—
Consumer non-real estate and other	—	—	—	—	—
Total	$—	$—	$3,744	$3,744	$—

Purchased Credit Deteriorated Loans
The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans, at acquisition, is as follows (in thousands):

Amounts
Purchase price of loans at acquisition	$380,795
Allowance for credit losses at acquisition	23,910
Non-credit discount/(premium) at acquisition	37,640

Par value of acquired loans at acquisition	$442,345

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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the years ended December 31, 2024 and December 31, 2023 the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
The Company did not extend any modifications that were defined as TDRs during the years ended December 31, 2022.

Note 4— Allowance for Credit Losses (continued)
Other Real Estate Owned
Real estate owned activity was as follows for the year ended December 31, 2024 (in thousands):

December 31, 2024
Beginning balance	$—
Loans acquired/transferred to real estate owned	3,541
Capital expenditures	—
Direct write-downs	—
Sales of real estate owned	(758)

End of period balance	$2,783

Note 5— Premises and Equipment
Premises and equipment are included in the Balance Sheet at December 31, 2024, and December 31, 2023, were as follows (in thousands):

	December 31, 2024	December 31, 2023
Cost:
Land	$29,654	$14,626
Premises	111,415	64,181
Furniture and equipment	29,257	17,505
	170,326	96,312

Less:
Accumulated depreciation	(38,056)	(35,184)

Total	$132,270	$61,128
Depreciation and amortization (e.g. leasehold improvements) expense for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 was $5.9 million, $2.9 million, and $3.1 million, respectively.
In 2024, 2023, and 2022, the Company sold or disposed of premises that resulted in a loss of $2.2 million, a loss of $36.6 thousand, and a gain of $4.5 million, respectively, that is captured in other operating expenses on the Consolidated Statements of Income.
Note 6— Deposits
The aggregate amount of time deposits that meet or exceed the FDIC Insurance limit of $250,000, was approximately $284.4 million and $92.3 million on December 31, 2024, and December 31, 2023, respectively. Brokered time deposits, which are fully insured, totaled $244.8 million and $389.0 million at December 31, 2024, and December 31, 2023, respectively. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $35.7 million at December 31, 2024, compared to $24.2 million at December 31, 2023.

Note 6— Deposits (continued)
At December 31, 2024, the scheduled maturities of brokered deposits and time deposits for the next five years, and for the years thereafter, were as follows (in thousands):

Years ending December 31,
2025	$1,075,072
2026	121,629
2027	37,510
2028	8,237
2029	6,096
Thereafter	4,735
Total	$1,253,279
At December 31, 2024, and December 31, 2023, amounts included in time deposits for individual retirement accounts totaled $118.9 million and $28.5 million, respectively.
Overdrafts of $1.6 million and $110 thousand were reclassified to loans as of the year ended December 31, 2024, and December 31, 2023, respectively.
Note 7— Borrowed Funds
Short-term borrowings
The Company had borrowings of $365.0 million and $272.0 million at December 31, 2024, and December 31, 2023, respectively. At December 31, 2024, the interest rate on this debt ranged from 4.43% to 4.57%. At December 31, 2023, the interest rate on this debt ranged from 4.38% to 5.57%. The average balance outstanding during 2024 and 2023 was $422.5 million and $293.9 million, respectively. The Company has a finance lease liability that is not included in these balances - See Note 11 — Leased Property for a discussion of this liability that is included in the accrued interest and other liabilities line in the Consolidated Balance Sheets.
The Company has available lines of credit with the Federal Reserve Bank of Richmond, such as the Borrower-In-Custody program, the FHLB of Atlanta, and unsecured federal funds lines of credit from correspondent banking relationships. Through these sources, the Company has unused borrowing capacity of $4.1 billion as of December 31, 2024. The advances on credit lines are secured by both securities and loans. The lendable collateral value of securities and loans pledged against available lines of credit as of December 31, 2024, and December 31, 2023, was $3.1 billion and $797.8 million, respectively. As of December 31, 2024, all of the Company’s borrowings will mature within one calendar year.
The contractual maturities of these borrowings as of December 31, 2024, are as follows (in thousands):

Due in 2025	$365,000
Due in 2026	—
Total	$365,000
Long-term borrowings
Subordinated Debentures
As part of the Merger, Burke & Herbert assumed $75 million of subordinated debentures, that were fair valued at $61.5 million with a $13.5 million discount being amortized into interest expense over the stated maturity. As of December 31, 2024, the net balance was $65.0 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced 20% each year until maturity. The subordinated debentures were issued in the fourth quarter of 2021 and bear interest at a fixed rate of 3.25% per year, from acquisition date to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including, December 1, 2026 to, but excluding, the maturity date

Note 7— Borrowed Funds (continued)
or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was fourth quarter 2021.
Through the Merger, Burke & Herbert also assumed $30 million of subordinated debentures that were fair valued at $29.8 million with a $0.2 million discount being amortized into interest expense over the stated maturity. As of December 31, 2024, the net balance was $29.9 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced by 20% each year until its maturity. The subordinated debentures were issued in the third quarter of 2020 and bear interest at a fixed rate of 5.00% per year from the date of assumption to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 487 basis points, payable quarterly in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was third quarter 2020.
Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
As part of the Merger, Burke & Herbert became the sponsor for SFG Capital Trust I, SFG Capital Trust II, and SFG Capital Trust III. For each of these trusts, 100% of the common equity is owned by us. SFG Capital Trust I issued $3.5 million in capital securities and $109 thousand in common securities and invested the proceeds in $3.6 million of debentures, which were assumed by Burke & Herbert in the Merger. SFG Capital Trust II issued $7.5 million in capital securities and $232 thousand in common securities and invested the proceeds in $7.7 million of debentures, which were assumed by Burke & Herbert in the Merger. SFG Capital Trust III issued $8 million in capital securities and $248 thousand in common securities and invested the proceeds in $8.3 million of debentures, which were assumed by Burke & Herbert in the Merger. Distributions on the capital securities issued by the trusts are payable quarterly at a variable rate equal to 3 month LIBOR plus 345 basis points for SFG Capital Trust I, 3 months of LIBOR plus 280 basis points for SFG Capital Trust II, and 3 month LIBOR plus 145 basis points for SFG Capital Trust III, and equals the interest rate earned on the debentures held by the trusts and is recorded as interest expense by us. The capital securities are subject to mandatory redemption in whole, or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of the guarantee. The debentures of each Capital Trust are redeemable by us quarterly.
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
The remaining maturities of subordinated debentures as of December 31, 2024, are as follows (in thousands):

	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
2025	$—	$—
2026	—	—
2027	—	—
2028	—	—
2029	—	—
Thereafter	105,000	19,589
Total	$105,000	$19,589

Note 8— Income Taxes
The components of applicable income tax expense (benefit) for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, were as follows (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Current Expense:
Federal	$4,464	$3,592	$5,501
State	1,233	230	1,388
	$5,697	$3,822	$6,889

Deferred Expense:
Federal	$(1,181)	$(1,422)	$1,318
State	(326)	(31)	79
	$(1,507)	$(1,453)	$1,397

Total	$4,190	$2,369	$8,286
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
The Company follows accounting guidance related to accounting for uncertainty in income taxes. Under the “more likely than not” threshold guidelines, the Company’s uncertain tax position reserve was zero and $167 thousand as of December 31, 2024, and December 31, 2023, respectively. The Company’s policy is to account for interest and penalties as a component of income tax expense. The Company is no longer subject to examination by federal, state, and local taxing authorities for years before January 1, 2021.

The following reconciles the amount of reported income tax expense in the financial statements to taxes that would be computed by applying the federal statutory tax rates to income before taxes (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Expected taxes using statutory rates	$8,286	$5,263	$10,983
Benefit of tax-exempt municipal interest income, net of non-deductible interest	(1,143)	(363)	(1,694)
Nontaxable income from company-owned life insurance	(991)	(604)	(570)
Low income tax credits, net of amortization	(3,619)	(1,840)	(1,840)
State taxes, net of federal benefit	716	157	1,159
Merger-related	280	382	—
Non-deductible compensation	530	—	—
Other adjustment, net	131	(626)	248
Total	$4,190	$2,369	$8,286
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
The net deferred tax amounts in the accompanying Consolidated Balance Sheets include the following components (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Provision for credit losses	$16,387	$5,600
Lease liability	3,914	2,008
Compensation accruals	10,714	1,984
Other accruals	442	27
Partnership investments	2,587	2,264
Purchase accounting adjustments	35,497	—
Unrealized losses on securities available-for-sale	26,627	26,069
Tax credit carryforward	9,777	8,690
OPEB Liability	188	—
Total deferred tax asset	$106,133	$46,642

Deferred tax liabilities:
Tax over book depreciation	$(6,003)	$(2,073)
Pension accrual	(458)	(434)
Unrealized gains on interest rate swaps	(833)	(85)
Purchase accounting adjustments	(16,588)	—
Right of use asset	(3,757)	(1,906)
Mortgage servicing rights	(460)	—
Total deferred tax liability	$(28,099)	$(4,498)

Net deferred tax asset	$78,034	$42,144

Note 9— Defined Benefit Pension Plan
The Company provides pension benefits for eligible employees through a defined benefit pension plan. Employees hired prior to June 1, 2005 participate in the retirement plan on a non-contributing basis and were fully vested after five years of service.
The following tables set forth the Plan’s status and related disclosures (in thousands):

	December 31, 2024	December 31, 2023
Changes in benefit obligation:
Benefit obligation at beginning of year	$31,500	$30,225
Service cost	445	469
Interest cost	1,456	1,471
Actuarial (gain) loss	(3,040)	775
Distributions	(1,761)	(1,440)
Benefit obligation at end of year	$28,600	$31,500

Change in plan assets:
Fair value of plan assets at beginning of year	$33,181	$31,968
Adjustment to beginning of year fair value	—	—
Actual return on plan assets	(806)	2,653
Employer contribution	—	—
Distributions	(1,761)	(1,440)
Fair value of plan assets at end of year	$30,614	$33,181

Funded status recognized as accrued pension cost	$2,014	$1,681

Amounts recognized in accumulated other comprehensive (income) loss:
Net loss	$5,755	$7,273
Deferred income tax benefit	(1,179)	(1,527)
Total amount recognized	$4,576	$5,746

Accumulated benefit obligation	$26,930	$29,372
At December 31, 2024, December 31, 2023, and December 31, 2022, the assumptions used to determine the pension benefit obligation were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Discount rate	5.49%	4.80%	5.00%
Rate of compensation increase	3.00	3.00	3.00

Note 9— Defined Benefit Pension Plan (continued)
Components of net periodic benefit cost and other amounts recognized in other comprehensive income (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Components of net periodic pension cost:
Service cost	$445	$469	$786
Interest cost	1,456	1,471	1,141
Expected return on plan assets	(1,115)	(879)	(1,539)
Amortization of prior service costs	—	—	—
Amortization of net loss	400	630	309
Net periodic pension costs	$1,186	$1,691	$697

Other changes recognized in other comprehensive (income) loss
Net loss	$(1,118)	$(998)	$1,589
Amortization of net loss	(400)	(630)	(309)
Deferred tax expense (benefit)	349	342	(269)
Total recognized in accumulated other comprehensive (income) loss	$(1,169)	$(1,286)	$1,011

Total recognized in net periodic pension costs and other comprehensive loss	$17	$405	$1,708
For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the assumptions used to determine net periodic pension cost were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Discount rate	5.49%	4.80%	5.00%
Expected long-term rate of return on plan assets	4.00	3.75	3.75
Annual salary increase	3.00	3.00	3.00
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
The Company’s pension plan asset allocations at December 31, 2024, and December 31, 2023, were as follows:

	December 31, 2024	December 31, 2023
Equity securities	9.9%	9.6%
Debt securities & cash equivalents	90.1%	90.4%
Total	100.0%	100.0%

Note 9— Defined Benefit Pension Plan (continued)
As of December 31, 2024, and December 31, 2023, the fair value of plan assets was as follows (in thousands):

	December 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Cash and cash equivalents	$—	$—	$—	$—
Equity securities	—	3,040	—	3,040
Debt securities	—	27,574	—	27,574
Total pension assets	$—	$30,614	$—	$30,614

	December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Cash and cash equivalents	$122	$—	$—	$122
Equity securities	—	3,209	—	3,209
Debt securities	—	29,859	—	29,859
Total pension assets	$122	$33,068	$—	$33,190
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
The Company does not expect to contribute to its pension plan in 2025.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Years ending December 31,
2025	$1,472
2026	1,523
2027	1,523
2028	1,629
2029	1,673
Following 5 years	9,478
Note 10— Other Post-Retirement Plans
Investment and Savings Plan
As of December 31, 2024, the Company maintained the 401(k) plans of both legacy Summit and Burke & Herbert. Under both of these plans, eligible employees may contribute a percentage of their compensation, and the Company matched a portion of the employee’s contribution based on the specific 401(k) plan. The contribution amounts matched by the Company depend on the 401(k) plan. The Company’s total contributions in 2024, 2023, and

Note 10— Other Post-Retirement Plans (continued)
2022 totaled $1.7 million, $1.0 million, and $1.0 million, respectively, which were included within pensions and other employee benefits on the Consolidated Statements of Income.
Other Retirement Plans
The Company has certain non-qualified Supplemental Executive Retirement Plans (“SERP”) with certain senior officers and directors, which provide participating officers with an income benefit payable at retirement age or death. Upon the Merger, the Company assumed additional SERP plans along with an acceleration of benefits as part of the Merger. Plan expenses for the years ending December 31, 2024, December 31, 2023, and December 31, 2022, amounted to $3.7 million, $522 thousand, and $290 thousand, respectively.
The Company has a deferred compensation plan (2021 Deferred Compensation Plan) for current directors and senior officers. The plan is funded with director fees and salary reductions which are placed in a trust account invested by the Company. The trust investments consist of equity investments, fixed income investments, and cash. The trust account balance totaled $1.3 million and $818 thousand at December 31, 2024, and December 31, 2023, respectively. This balance is included within other assets and is directly offset within accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. Amounts contributed to the trust and recorded as expense for the Company totaled $541 thousand and $341 thousand, respectively, in 2024 and 2023.
Note 11— Leased Property
Lessor Arrangements
The Company enters into operating leases with customers to lease vacant space in certain owned premises that is not being used by the Company. These operating leases are typically payable in monthly installments with terms ranging from around one year to around ten years and may contain renewal options.
The components of lease income, which is included in non-interest expense on the Consolidated Statements of Income, were as follows for the year ending (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease income	$2,597	$2,301	$1,309
Total lease income	$2,597	$2,301	$1,309
The remaining maturities of operating lease receivables as of December 31, 2024, are as follows (in thousands):

Operating Leases
2025	$2,661
2026	2,338
2027	2,124
2028	2,061
2029	2,015
Thereafter	2,833
Total lease receivables	$14,032
Lessee Arrangements
The Company has entered into leases for branches and office space. The leases are evaluated for whether the lease will be classified as either a finance or operating lease. Certain leases offer the option to extend the lease term, and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. Including renewal options, the Company’s leases range from less than one year to around fourteen years. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

Note 11— Leased Property (continued)
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
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	December 31, 2024	December 31, 2023
Right-of-use assets:
Operating leases	Other assets	$13,203	$5,110
Finance leases	Other assets	3,312	3,590
Total right-of-use assets		$16,515	$8,700
Lease liabilities:
Operating leases	Other liabilities	$13,586	$5,327
Finance Leases	Other liabilities	3,620	3,840
Total lease liabilities		$17,206	$9,167
The components of total lease cost were as follows for the period ending (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Finance lease cost
Right-of-use asset amortization	$285	$244	$204
Interest expense	110	86	63
Operating lease cost	2,864	3,210	2,495
Total lease cost	$3,259	$3,540	$2,762
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of December 31, 2024, are as follows (in thousands):

	Operating Leases	Finance Leases
2025	$3,145	$333
2026	2,659	340
2027	2,237	347
2028	1,897	354
2029	1,748	361
Thereafter	4,772	2,629
Total undiscounted lease payments	16,458	4,364
Less: discount	(2,872)	(744)
Net lease liabilities	$13,586	$3,620

Note 11— Leased Property (continued)
The following table presents additional information about the Company’s leases as of December 31, 2024, and December 31, 2023.

Supplemental lease information (dollars in thousands)	December 31, 2024	December 31, 2023
Finance lease weighted average remaining lease term (years)	11.75	12.66
Finance lease weighted average discount rate	3.06%	2.96%
Operating lease weighted average remaining lease term (years)	6.84	3.71
Operating lease weighted average discount rate	4.65%	3.33%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,087	$3,330
Operating cash flows from finance leases	110	86
Financing cash flows from finance leases	216	119
Right-of-use assets obtained in exchange for new finance lease liabilities	—	1,214
Right-of-use assets obtained in exchange for new operating lease liabilities	12,329	—
Note 12— Regulatory Capital Matters
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III Framework, an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of December 31, 2024, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” although these terms are not used to represent overall financial condition. If “adequately capitalized,” regulatory approval is required to accept brokered deposits. If “undercapitalized,” capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2024, and December 31, 2023, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action.”

Note 12— Regulatory Capital Matters (continued)
The table below presents the actual and required capital amounts and ratios for the Company and the Bank at December 31, 2024, and December 31, 2023 (in thousands except for ratios).

	Actual		Minimum Required Capital - Basel III		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total Capital to risk-weighted assets
Consolidated	$930,753	14.57%	$670,590	≥ 10.5%	$638,658	N/A
Burke & Herbert Bank & Trust	919,843	14.41	670,028	≥ 10.5	638,122	≥ 10.0
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	763,842	11.96	542,859	≥ 8.5	510,926	N/A
Burke & Herbert Bank & Trust	847,804	13.29	542,404	≥ 8.5	510,498	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	736,416	11.53	447,060	≥ 7.0	415,127	N/A
Burke & Herbert Bank & Trust	847,804	13.29	446,686	≥ 7.0	414,779	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	736,416	9.80	311,904	≥ 4.0	389,880	N/A
Burke & Herbert Bank & Trust	847,804	10.88	311,616	≥ 4.0	389,520	≥ 5.0

As of December 31, 2023
Total Capital to risk-weighted assets
Consolidated	$443,799	17.88%	$260,694	≥ 10.5%	$248,280	N/A
Burke & Herbert Bank & Trust	442,414	17.82	260,626	≥ 10.5	248,215	≥ 10.0
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	418,244	16.85	211,038	≥ 8.5	198,624	N/A
Burke & Herbert Bank & Trust	416,859	16.79	210,983	≥ 8.5	198,572	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	418,244	16.85	173,796	≥ 7.0	161,382	N/A
Burke & Herbert Bank & Trust	416,859	16.79	173,751	≥ 7.0	161,340	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	418,244	11.31	147,965	≥ 4.0	184,957	N/A
Burke & Herbert Bank & Trust	416,859	11.27	147,986	≥4.0	184,982	≥5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2024, approximately $249.7 million of retained earnings was available for dividend declaration consistent with the Company’s capital plan.
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

Note 13— Derivatives (continued)
Cash flow hedges of interest rate risk
The Company’s objectives in using interest rate derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, caps, and floors as part of its risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2024, such derivatives were used to hedge the variable cash flows associated with variable-rate liabilities and assets.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. During the next twelve months, the Company estimates an additional $1.0 million will be reclassified as a reduction to interest expense.
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
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of December 31, 2024, and December 31, 2023 (in thousands):

	December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$250,000	$1,368
Interest rate swaps related to cash flow hedges	Other liabilities	50,000	165

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$99,899	$1,823
Interest rate swaps related to customer loans	Other liabilities	99,899	1,823

	December 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$100,000	$65
Interest rate swaps related to cash flow hedges	Other liabilities	150,000	1,047

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$72,572	$998
Interest rate swaps related to customer loans	Other liabilities	72,572	998

Note 13— Derivatives (continued)
The table below presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 (in thousands):

	December 31, 2024				December 31, 2024
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(19)	$(19)	$—	Interest Income	$(611)	$(611)	$—
Interest Rate Products	4,021	4,021	—	Interest Expense	2,794	2,794	—
Total	$4,002	$4,002	$—		$2,183	$2,183	$—

	December 31, 2023				December 31, 2023
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(329)	$(329)	$—	Interest Income	$(1,749)	$(1,749)	$—
Interest Rate Products	(29)	(29)	—	Interest Expense	—	—	—
Total	$(358)	$(358)	$—		$(1,749)	$(1,749)	$—

	December 31, 2022				December 31, 2022
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(2,178)	$(2,178)	$—	Interest Income	$(167)	$(167)	$—
Total	$(2,178)	$(2,178)	$—		$(167)	$(167)	$—

Note 13— Derivatives (continued)
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of December 31, 2024, December 31, 2023, and December 31, 2022 (in thousands).

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	December 31, 2024		December 31, 2023		December 31, 2022
	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$(451)	$2,794	$(895)	$—	$(167)	$—
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedging items(1)	160	—	(1,025)	—	—	—
Derivatives designated as hedging instruments	—	—	1,879	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	(611)	2,794	(1,749)	—	(167)	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	—
Amount of Gain or (Loss) Reclassified from AOCI into Income - Included Component	(611)	2,794	(1,749)	—	(167)	—
Amount of Gain or (Loss) Reclassified from AOCI into Income - Excluded Component	—	—	—	—	—	—
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
Credit-risk-related Contingent Features
As of December 31, 2024, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $165 thousand. As of December 31, 2024, the Company has posted the full amount of collateral related to these agreements.
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

Note 14— Commitments and Contingencies (continued)
A summary of the contractual amounts of the Company’s financial instruments outstanding at December 31, 2024, and December 31, 2023, is as follows (in thousands):

	December 31, 2024	December 31, 2023
Commitments to extend credit	$877,837	$278,923
Commercial letters of credit	13,333	10,718
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
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a provision for credit losses on unfunded commitments of $3.7 million for the year ended December 31, 2024 and a recapture of $21 thousand for the year ended December 31, 2023. The ACL on off-balance-sheet credit exposures totaled $4.0 million as of December 31, 2024, and $254 thousand as of December 31, 2023 and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
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
Aggregate loan balances with related parties were as follows (in thousands):

December 31, 2024
Balance, beginning	$124,414
New loans	1,040
Effect of changes in composition of related parties	32,075
Repayments	(237)
Balance, ending	$157,293
None of the loans are past due, on non-accrual status, or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2024, or December 31, 2023.
Deposits from related parties at years ended December 31, 2024, and December 31, 2023, were $156.8 million and $103.6 million.
Note 16— Fair Value Measurements
Determination of Fair Value

Note 16— Fair Value Measurements (continued)
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
Equity Investments
Equity investments are recorded at fair value on a recurring basis, with changes in fair value reported in net income. Through the Merger, at December 31, 2024, we acquired an investment in an S&P 500 index mutual fund that is traded on an exchange, and we classify it as Level 2.
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

Note 16— Fair Value Measurements (continued)
Loans held-for-sale, at fair value
The fair value of loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2). These loans currently consist of one-to-four family residential loans originated for sale in the secondary market.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$149,127	$—	$—	$149,127
Obligations of state and municipalities	—	698,724	—	698,724
Residential mortgage backed - agency	—	53,186	—	53,186
Residential mortgage backed - non-agency	—	247,876	—	247,876
Commercial mortgage backed - agency	—	33,071	—	33,071
Commercial mortgage backed - non-agency	—	154,511	—	154,511
Asset backed	—	64,056	—	64,056
Other	—	31,820	—	31,820
Total investment securities available-for-sale	$149,127	$1,283,244	$—	$1,432,371

Loans held-for-sale, at fair value	$—	$2,331	$—	$2,331

Equity investments	$—	$12,407	$—	$12,407

Derivatives	$—	$3,191	$—	$3,191

Financial liabilities
Derivatives	$—	$1,988	$—	$1,988

Note 16— Fair Value Measurements (continued)

	Fair Value Measurements at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$179,071	$—	$—	$179,071
Obligations of state and municipalities	—	463,203	—	463,203
Residential mortgage backed - agency	—	42,238	—	42,238
Residential mortgage backed - non-agency	—	266,031	—	266,031
Commercial mortgage backed - agency	—	34,885	—	34,885
Commercial mortgage backed - non-agency	—	177,061	—	177,061
Asset backed	—	77,936	—	77,936
Other	—	8,014	—	8,014
Total investment securities available-for-sale	$179,071	$1,069,368	$—	$1,248,439

Loans held-for-sale, at fair value	$—	$1,497	$—	$1,497

Derivatives	$—	$1,063	$—	$1,063

Financial liabilities
Derivatives	$—	$2,045	$—	$2,045
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a non-recurring basis in the financial statements:
Collateral dependent loans
Loans for which the borrower is experiencing financial difficulty and repayment is dependent upon the operation or sale of collateral, are considered collateral-dependent. For collateral-dependent loans, the fair value is measured based on the value of the collateral securing the loans, less estimated costs of disposal. Collateral may be in the form of real estate or business assets, including equipment, inventory, and accounts receivable. The vast majority of the collateral underlying collateral-dependent loans is real estate, the fair value of which is measured through an appraisal. The appraisals of the collateral supporting collateral-dependent loans may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.
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

Note 16— Fair Value Measurements (continued)
fair value adjustments are recorded in the period incurred and included in other noninterest expense in the consolidated statements of income.
Assets that were measured at fair value on a non-recurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$2,668	$2,668
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	232	232
Commercial & industrial	—	—	249	249
Single family residential	—	—	872	872
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,783	2,783

Fair Value Measurements at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	—	—
Single family residential	—	—	—	—
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	—	—
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at December 31, 2024, and December 31, 2023 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range
December 31, 2024
Collateral dependent loans	$4,021	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,783	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs

December 31, 2023
Collateral dependent loans	$—	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs

Note 16— Fair Value Measurements (continued)
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at December 31, 2024, and December 31, 2023, were as follows (in thousands):

		Fair Value Measurements at December 31, 2024 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$35,554	$35,554	$—	$—	$35,554
Interest-bearing deposits with banks	99,760	99,760	—	—	99,760
Loans, net	5,604,196	—	—	5,465,772	5,465,772
Accrued interest	34,454	—	34,454	—	34,454

Financial liabilities
Non-interest-bearing	$1,379,940	$—	$1,379,940	$—	$1,379,940
Interest-bearing	5,135,299	—	5,126,423	—	5,126,423
Short-term borrowings	365,000	—	364,985	—	364,985
Subordinated debentures, net	94,872	—	91,760	—	91,760
Subordinated debentures owed to unconsolidated subsidiary trusts	17,013	—	14,587	—	14,587
Accrued interest	6,157	—	6,157	—	6,157

		Fair Value Measurements at December 31, 2023 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$8,896	$8,896	$—	$—	$8,896
Interest-bearing deposits with banks	35,602	35,602	—	—	35,602
Loans, net	2,062,455	—	—	1,897,459	1,897,459
Accrued interest	15,895	—	15,895	—	15,895

Financial liabilities
Non-interest-bearing	$830,320	$—	$830,320	$—	$830,320
Interest-bearing	2,171,561	—	2,167,218	—	2,167,218
Other borrowed funds	272,000	—	271,716	—	271,716
Accrued interest	8,954	—	8,954	—	8,954
Note 17— Common Stock Transactions
In 2024, the Company reissued zero shares of treasury stock to satisfy the vesting of RSUs and SARs. No other purchase or sale of the Company’s Common Stock occurred in 2024.
In 2023, the Company reissued 2,950 shares of treasury stock to satisfy the vesting of RSUs. No other purchase or sale of the Company’s Common Stock occurred in 2023.
On November 15, 2022, the Company effected a forty-for-one stock split of its Common Stock by issuing thirty-nine additional shares of Common Stock for each outstanding share of Common Stock of record as of November 9, 2022. All share and earnings per share information have been retroactively adjusted to reflect the stock split within the financial statements and notes to the financial statements. During 2022, the Company also reissued 2,000 shares of treasury stock to satisfy the vesting of RSUs.

Note 17— Common Stock Transactions (continued)
During 2024, 2023, and 2022, the Company declared and paid cash dividends of $2.14, $2.12, and $2.12 per share, respectively.
Note 18— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ending December 31, 2024, December 31, 2023, and December 31, 2022 (in thousands):

	December 31, 2024
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(490)	$(97,259)	$(5,745)	$(103,494)
Net unrealized gains (losses)	3,082	6,372	—	9,454
Less: net realized (gains) losses reclassified to earnings	(1,681)	(1,168)	—	(2,849)
Net change in pension plan benefits	—	—	1,169	1,169
Ending Balance	$911	$(92,055)	$(4,576)	$(95,720)

	December 31, 2023
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(1,589)	$(130,875)	$(7,031)	$(139,495)
Net unrealized gains (losses)	(283)	32,718	—	32,435
Less: net realized (gains) losses reclassified to earnings	1,382	898	—	2,280
Net change in pension plan benefits	—	—	1,286	1,286
Ending Balance	$(490)	$(97,259)	$(5,745)	$(103,494)

	December 31, 2022
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$—	$12,975	$(6,020)	$6,955
Net unrealized gains (losses)	(1,721)	(144,209)	—	(145,930)
Less: net realized (gains) losses reclassified to earnings	132	359	—	491
Net change in pension plan benefits	—	—	(1,011)	(1,011)
Ending Balance	$(1,589)	$(130,875)	$(7,031)	$(139,495)

Note 18— Accumulated Other Comprehensive Income (Loss) (continued)
The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ending December 31, 2024, December 31, 2023, and December 31, 2022 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income			Affected Line Item in the Statements of Income
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flow hedges:
Interest rate contracts	$(611)	$(1,749)	$(167)	Interest income
Interest rate contracts	2,794	—	—	Interest expense
Tax effect	(502)	367	35	Income tax expense (benefit)
Net of Tax	$1,681	$(1,382)	$(132)

Available-for-sale securities:
Realized gains (losses) on securities	$1,357	$(112)	$(454)	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	160	(1,025)	—	Interest income
Tax effect	(349)	239	95	Income tax expense (benefit)
Net of Tax	$1,168	$(898)	$(359)

Defined benefit pension plan:
Amortization of actuarial gain / (loss)	$(1,518)	$(1,628)	$1,280	Pension and other employee benefits
Tax effect	349	342	(269)	Income tax expense (benefit)
Net of Tax	$(1,169)	$(1,286)	$1,011

Total reclassifications, net of tax	$1,680	$(3,566)	$520	Net income
Note: The Defined benefit pension plan items are included in the computation of net periodic pension cost. See Note 9 — Defined Benefit Pension Plan, for additional information.

Note 19— Parent Company Financial Information
The following tables summarize condensed financial statements for Burke & Herbert Financial Services Corp., which commenced operations as a holding company on October 1, 2022, as of and for the years ended December 31, 2024, and December 31, 2023 (in thousands):

Parent Company Only Condensed Balance Sheet	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$8,320	$284
Investment in banking subsidiary	833,630	313,364
Other assets	73,392	1,653
Total assets	$915,342	$315,301

Liabilities
Subordinated debentures, net	94,872	—
Subordinated debentures owed to unconsolidated subsidiary trusts	17,013	—
Accrued expenses and other liabilities	$5,828	$551
Total liabilities	117,713	551

Total Shareholders’ Equity	797,629	314,750
Total Liabilities and Shareholders’ Equity	$915,342	$315,301

Parent Company Only Condensed Statement of Income	December 31, 2024	December 31, 2023
Income
Dividends from bank subsidiary	$23,869	$18,997
Total Income	23,869	18,997

Expense
Salaries and employee benefit	6,949	2,052
Interest expense	7,412	—
Other operating expenses	7,863	4,826
Total Expense	22,224	6,878

Income (loss) before income tax benefit and equity in undistributed income of subsidiaries	1,645	12,119
Income tax benefit	4,718	1,445
Income (loss) before equity in undistributed income of subsidiaries	6,363	13,564
Equity in undistributed earnings of subsidiary	29,345	9,128
Net Income	35,708	22,692
Preferred stock dividends	675	—
Net income applicable to common shares	$35,033	$22,692

Note 19— Parent Company Financial Information (continued)

Parent Company Only Condensed Statement of Cash Flows	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net income	$35,708	$22,692
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(29,345)	(9,128)
Share-based compensation	2,879	2,464
Deferred income taxes	(773)	(539)
Net change in other assets	24,446	(899)
Net change in other liabilities	3,498	(906)
Net cash flows provided by operating activities	$36,413	$13,684

Cash Flows from Investing Activities	—	—

Net cash (used in) provided by investing activities	$—	$—

Cash Flows from Financing Activities
Proceeds from employee stock purchase program	259	206
Dividends paid	(28,636)	(15,747)
Treasury stock transactions	—	141

Net cash (used in) financing activities	$(28,377)	$(15,400)

Increase in cash and cash equivalents	$8,036	$(1,716)

Cash and cash equivalents
Beginning of the year	$284	$2,000
End of the year	8,320	284

Note 20— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for years ended December 31, 2024, December 31, 2023, and December 31, 2022, is as follows (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
FDIC assessment	$3,329	$1,957	$1,249
Historic tax credit amortization	2,526	2,526	2,526
IT related	2,835	1,961	1,915
Consultant fees	8,510	3,082	1,708
ATM, card, & network expense	5,398	2,566	2,244
Directors' fees	1,991	1,918	1,941
Audit expense	1,905	1,124	705
Legal expense	2,131	2,245	986
Virginia franchise tax	2,487	2,601	2,492
Marketing expense	1,894	459	1,035
Donation expense	6,157	89	162
Core deposit intangible amortization	11,460	—	—
(Gain) / loss on sale or disposal of assets	2,177	37	(4,533)
Other	16,007	5,418	4,989
Total	$68,807	$25,983	$17,419
The Company incurred merger-related expenses of $17.0 million and $3.0 million for the year ended December 31, 2024, and December 31, 2023, respectively. These expenses are included in the consultant fees, audit fees, legal expense, donation, and other line items detailed in other operating expenses.
Note 21— Qualified Affordable Housing Project and Historic Tax Investments
The Company invests in qualified affordable housing projects. At December 31, 2024, and December 31, 2023, the balance of the investment for qualified affordable housing projects was $23.2 million and $18.0 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $7.6 million and $0.7 million at December 31, 2024, and December 31, 2023, respectively. The Company expects to fulfill the majority of these commitments by 2025.
During the year ended December 31, 2024, December 31, 2023, and December 31, 2022, the Company recognized amortization expense of $5.4 million, $5.6 million, and $6.1 million, respectively, which $2.9 million, $3.1 million, and $3.6 million, respectively, qualified for the proportional amortization method and was included in income tax expense on the Consolidated Statements of Income.
During the year ended December 31, 2024, December 31, 2023, and December 31, 2022, $2.5 million, $2.5 million, and $2.5 million, respectively, was included in other non-interest expense on the Consolidated Statements of Income related to historic tax credit investments that do not qualify for the proportional amortization method.
Note 22— Revenue from Contracts with Customers
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. ASC 606 is applicable to non-interest revenue streams, such as trust and wealth management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions.

Note 22— Revenue from Contracts with Customers (continued)
The following table presents the components of non-interest income for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Service charges and fees(1)
Debit card fees	$8,874	$4,175	$4,454
Deposit related fees	6,576	2,409	2,308
Other fees	144	86	93
Fiduciary and wealth management(1)
Trust fees	4,919	3,074	3,176
Advisory fees	2,385	1,866	1,575
Other fees	1,107	414	558
Net gains (losses) on securities(2)	1,357	(112)	(454)
Income from life insurance(2)	4,686	2,844	2,656
Other non-interest income(1)
FHLB dividend(2)	902	643	484
Merchant & credit card fees	897	748	801
Safety deposit fees	441	359	394
Servicing release premium	484	138	58
Wire fees	480	350	358
Customer loan swap fees	556	414	—
Investor servicing income	345	—	—
Letter of credit fees	364	89	68
Unfunded commitment purchase accounting adjustment(2)	547	—	—
Other non-interest(3)	1,102	455	558
Total non-interest income	$36,166	$17,952	$17,087
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
Debit card fees and merchant & other credit fees charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. Merchant services income mainly consists of fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation is largely satisfied, and the related revenue is recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Note 22— Revenue from Contracts with Customers (continued)
Income from fiduciary & wealth management activities
Fiduciary and wealth management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. The Company does not earn performance-based incentives. Optional services are transactional-based with the Company’s performance obligation being satisfied at a point in time (i.e., as incurred), and that allows the Company to recognize the related revenue associated with that transaction. Payment is received shortly after services are rendered.
Other non-interest income
Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. The Company earns a servicing release premium for residential loans sold with servicing released to third-party investors. In some cases, the Company will retain servicing and that will result in investor servicing income being recognized monthly as interest payments are collected from the borrower. Other items captured within here are recognized at a point in time such as merchant & debit card fees.
Part of the merger resulted in the Company recognizing a liability for the unfunded commitments that were assumed as part of the transaction. As these commitments mature, the Company reduces this liability that is recorded, within “Accrued Interest and Other Liabilities” on the Consolidated Balance Sheets, and records non-interest income.
Note 23— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards, subject to approval. Total compensation expense that has been charged against income for the share-based awards granted was $2.9 million, $2.4 million, and $2.0 million for 2024, 2023, and 2022, respectively. The total income tax benefit was $605 thousand, $506 thousand, and $421 thousand for 2024, 2023, and 2022, respectively.
2019 Stock Incentive Plan
In 2019, the Company’s Stock Incentive Plan (“2019 SIP”) was approved by the Bank’s Board. The 2019 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2019 SIP authorized 240,000 units to be issued and the Company’s practice is using authorized unissued shares to satisfy these awards. Each unit represents a contingent right to receive one common share or an equivalent amount of cash, or a combination of the two, at the discretion of the Company. Currently, we have a sufficient number of authorized unissued shares to satisfy outstanding equity awards.
Under the 2019 SIP, the Company has issued restricted stock unit (“RSU”) awards that are both time-based and performance-based. Each RSU award will indicate the number of shares, the conditions (e.g., service, performance, and/or a combination), and the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the award at grant date.
2023 Stock Incentive Plan
In 2023, a new stock incentive plan (“2023 SIP”) was approved by the Board and shareholders. Upon the plan’s shareholder approval date of March 30, 2023, no further share-based awards have been issued under the 2019 SIP. The 2023 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2023 SIP authorized the issuance of 250,000 shares, subject to an annual increase in available shares and shares recycled from the 2019 SIP that were cancelled. Based on our shares outstanding as of December 31, 2023, and awards that were recycled from the 2019 SIP, the total shares authorized for issuance under the plan as of December 31, 2024 was 324,887.

Note 23— Share-Based Compensation (continued)
A total of 100,665, 25,705, and 13,160 shares were issued in 2024, 2023, and 2022, respectively.
For time-based RSUs, the fair value was determined by using the closing stock price on the date prior to the grant date. These RSUs vest over three to five years.
The Board, from time to time, approves performance-based RSU awards that may be earned between a three to five year performance period. Whether units are earned at the end of the performance period will be determined based on the achievement of performance and/or market targets (e.g., market capitalization target) over the performance period. If the conditions are achieved, the grant recipient will receive 100% of the units granted as these awards do not provide for a multiplier effect. The performance/market targets are determined by the Board.
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
The following is a summary of all the Company’s RSU awards issued under both the 2019 SIP and 2023 SIP:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2024	143,585	$51.21
Granted	100,665	55.71
Vested	(108,293)	47.27
Forfeited	(1,755)	58.61
Non-vested at December 31, 2024	134,202	$57.67
As of December 31, 2024, there was $5.1 million of total unrecognized compensation costs related to non-vested shares granted under the 2019 SIP and 2023 SIP. The cost is expected to be recognized over a weighted average period of 1.47 years.
2023 Employee Stock Purchase Plan
In 2023, a new employee stock purchase plan (“2023 ESPP”) was approved by the Board and shareholders. Upon the 2023 ESPP’s shareholder approval date of March 30, 2023, the 2023 ESPP reserved 250,000 shares of common stock for issuance to employees, subject to an annual increase in reserved shares. At December 31, 2024, 312,230 shares were available to be issued. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each semi-annual offering period. The first semi-annual offering period began on September 1, 2023 and the current semi-annual offering period began on September 1, 2024. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 15% of their annual salary.

December 31, 2024
Shares purchased	12,057
Weighted average price of shares purchased	$44.93
Compensation expense recognized (in 000's)	179.3
Stock Appreciation Rights (“SAR”)
Upon completion of the Merger and as a part of the Merger Agreement, the Company assumed SAR awards that had been issued to existing employees that would continue with the same terms and conditions adjusted for the exchange ratio of 0.5043. As part of the Merger, a significant portion of SAR awards accelerated their vesting and thus did not require any future service component. Management used the Black-Scholes option-pricing model to fair

Note 23— Share-Based Compensation (continued)
value these accelerated SAR awards and included this value as part of the purchase price consideration discussed in Note 25 - Business Combination.
The Company also used the Black-Scholes option-pricing model to fair value the non-accelerated SAR awards that were not fully vested. The SAR awards that have been assumed by the Company were issued in 2019, 2021, and 2023, and these SAR awards become exercisable ratably over 7 years (14.3% per year) and contractually expire 10 years after the grant date.
Upon completion of the Merger, the Company determined the fair value per SAR using the following assumptions:

	2019 SAR	2021 SAR	2023 SAR
# of years to full vesting	7 years	7 years	7 years
Fair value	$14.89	$16.92	$14.56
Risk-free interest rate	4.51%	4.32%	4.14%
Expected dividend yield	3.95%	3.95%	3.95%
Expected common stock volatility	32.56%	32.56%	32.56%
Expected contractual life (in years)	4.77	7.20	8.77
A summary of SAR and option activity during the year ended December 31, 2024, is as follows:

			Weighted Average
Dollars in thousands, except per share information	SARs	Aggregate Fair Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2023	—	$—	—	$—
Granted (or acquired)	299,556	4,996	5.67	45.24
Exercised	70,041	1,387	—	39.90
Forfeited	5,642	86	—	47.96
Expired	—	—	—	—
Outstanding, December 31, 2024	223,873	$3,523	5.44	$46.87

Exercisable SARs:
At December 31, 2024	183,971	2,931	5.04	46.39
The total fair value of SARs exercised was $1.4 million during the year ended December 31, 2024. The total fair value of SARs vested was $67.0 thousand during the year ended December 31, 2024. As of December 31, 2024, there was $538.2 thousand of total unrecognized compensation costs related to non-vested SARs acquired through the Merger. The cost is expected to be recognized over a weighted average period of 2.27 years years.
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

	December 31, 2024	December 31, 2023	December 31, 2022
Net income applicable to common shares (in thousands)	$35,033	$22,692	$44,013

Weighted average number of shares	12,393,677	7,428,042	7,425,088
Options effect of dilutive shares	48,154	78,813	42,629
Weighted average dilutive shares	12,441,831	7,506,855	7,467,717

Basic earnings per common share	$2.83	$3.05	$5.93
Diluted earnings per common share	2.82	3.02	5.89
Stock awards equivalent to 67,882 shares, 503 shares, and zero shares of Common Stock were not considered in computing diluted earnings per common share for 2024, 2023, and 2022, respectively, because they were antidilutive.
Note 25— Business Combination
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
Summit’s results of operations from May 3, 2024, were included in the Company’s results beginning with reporting as of June 30, 2024. Net interest income and pre-tax net income for Summit were estimated to be $99.9 million and $111.3 million, respectively, since the date of the acquisition through December 31, 2024, and are included in the Company’s Consolidated Statement of Income. Pre-tax net income for Summit only includes income and expense that are still being recorded on Summit’s core operating system. As the Company is merging data and processes, certain legacy Summit expenses, including occupancy and salaries, are now merged within the Company’s core system. Merger-related costs of $36.5 million are included in non-interest expense in the Company’s income statement for the year ended, December 31, 2024. A portion of these merger-related costs is captured in Other Operating Non-Interest Expense as further description in Note 20 - Other Operating Expense and an additional $19.5 million of such merger-related costs is captured in Salaries and Wages, Pensions and Other Employee Benefits, Occupancy, and Equipment rentals, depreciation and maintenance. These costs captured in those line items represent change-in-control payments, acceleration of benefit due to the change-in-control, software breakage, and other lease breakage fees. The fair value of the common shares issued as part of the consideration paid for Summit was determined in the basis of the closing price of the Company’s common shares on the date of completion of the Merger.
We accounted for the Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the assets and liabilities of Summit were recorded at their respective fair values on the date of completion of the Merger. The fair values of assets and liabilities are subject to refinement for up to one year after the acquisition date if any additional information relative to the acquisition date fair values becomes available. We recognized goodwill of $32.8 million in connection with the acquisition, which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The goodwill arising from

Note 25— Business Combination (continued)
the transaction is not deductible for tax purposes and consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.
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
The following table details the total consideration paid for Summit on May 3, 2024, the fair values of the assets acquired and liabilities assumed and the resulting goodwill at the acquisition date.

($ in thousands, except share information)
Consideration	May 3, 2024
Common stock of Summit Financial Group, Inc.	14,686,738
Exchange ratio	0.5043
Expected Burke & Herbert common stock to be issued	7,406,522
Actual Burke & Herbert common stock issued	7,405,772
Fractional common stock to be paid in cash	750

Actual Burke & Herbert common stock issued	7,405,772
Price per share of Burke & Herbert common stock issued	$51.67
Purchase price consideration for common stock issued	$382,656

Fractional common stock to be paid in cash	750
Average 10 day closing price used to pay fractional common stock	$53.66
Cash paid for fractional shares	$40
Implied value of stock appreciation rights ("SARs") and restricted stock units	4,336
Fair value of preferred stock issued by Burke & Herbert	10,413
Fully diluted transaction value	397,445

Goodwill	$32,783

Note 25— Business Combination (continued)

	As Recorded	Estimated	Estimated
	by Summit	Fair Value	Fair Value
($ in thousands)	May 3, 2024	Adjustments	May 3, 2024
Total purchase price consideration			$397,445
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and equivalents	$53,357	$—	$53,357
Securities, available-for-sale, at fair value	491,608	—	491,608
Securities, held-to-maturity, at amortized cost	93,573	(7,430)	86,143
Equity and other investments	36,085	—	36,085
Loans, gross	3,707,940	(153,306)	3,554,634
Allowance for credit losses	(49,471)	25,991	(23,480)
Loans, net of allowance	3,658,469	(127,315)	3,531,154
Premises and equipment, net	62,255	13,276	75,531
Accrued interest receivable	19,610	—	19,610
Company-owned life insurance	86,363	—	86,363
Goodwill and intangibles	73,144	(4,384)	68,760
Other assets	43,169	11,322	54,491
Total identifiable assets acquired	4,617,633	(114,531)	4,503,102

Deposits	3,704,072	(7,136)	3,696,936
Borrowings	283,398	—	283,398
Subordinated debentures and trust preferred securities	123,533	(16,466)	107,067
Unfunded reserve liability	6,692	(3,190)	3,502
Accrued interest and other liabilities	47,537	—	47,537
Total liabilities	4,165,232	(26,792)	4,138,440
Total identifiable net assets	$452,401	$(87,739)	$364,662

Goodwill			$32,783
Post Merger, all of the securities, held-to-maturity were reclassified as available-for-sale.
The following table presents supplemental pro forma information as if the Merger had occurred on January 1, 2024 and on January 1, 2023. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

($ in thousands)	June 30, 2024	June 30, 2023
Net Interest Income	$287,481	$293,300

Net Income	110,122	55,453

Note 26— Goodwill and Other Intangible Assets
The following table presents the change in goodwill for the the years ended December 31, 2024, December 31, 2023, and December 31, 2022, (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Beginning of period	$—	$—	$—
Acquired goodwill	32,783	—	—
Impairment	—	—	—

End of period	$32,783	$—	$—
During the year ended, December 31, 2024, the Company recorded $32.8 million of goodwill associated with the acquisition of Summit. See Note 25 - Business Combination to the consolidated financial statements for additional detail regarding this transaction.
The Company performs the annual goodwill impairment test on September 30 every year.
Other intangible assets consist of the core deposit intangible which is being amortized on an accelerated basis over its estimated useful life of 7 years. During the year ended, December 31, 2024, the Company recorded $68.8 million of core deposit intangibles associated with the acquisition of Summit.
The gross carrying amounts and accumulated amortization of other intangible assets for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, were as follows (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Beginning of period	$—	$—	$—
Acquired core deposit intangible	68,760	—	—
Amortization	(11,460)	—	—
Impairment	—	—	—

Total core deposit intangible	$57,300	$—	$—
The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Total amortization expense associated with intangible assets was $11.5 million for the year ended December 31, 2024.
Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
2025	$15,553
2026	13,097
2027	10,641
2028	8,186
2029	5,730
Thereafter	4,093
Total	$57,300

Note 27— Segment Information
Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. The Company operates in one segment – Community Banking and the financial performance of this one segment is used to make resource allocations and performance decisions. The Company’s Chief Executive Officer is in charge of allocating the Company’s resources and assessing performance, and has been identified as the chief operating decision maker. While the chief decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Individual operating results are not reviewed by senior management to make resource allocation or performance decisions. Therefore, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2024, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2024, none of our directors or officers (as defined by Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
Pursuant to General Instructions G(3) of Form 10-K, the information contained under captions “Proposal 1 Election of Directors,” “The Board of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports” and “The Board of Directors - Code of Ethics” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated into this item by reference.

Item 11. Executive Compensation
Pursuant to General Instructions G(3) of Form 10-K, the information contained under the caption “Executive Compensation,” “Executive Compensation - Director Compensation,” and “Executive Compensation - Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated into this item by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
Pursuant to General Instructions G(3) of Form 10-K, the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated by reference.
Equity Compensation Plans
The following table sets forth securities authorized for issuance under the 2019 SIP, the 2023 SIP, and the 2023 ESPP as of December 31, 2024. Figures below are presented on an as-converted basis.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders (1)	100,510	(1)	$—	(2)	536,607	(3)
Equity compensation plans not approved by shareholders	33,692	(4)	—	(2)	—	(5)
Total	134,202		$—		536,607
(1)Consists of 100,510 shares of common stock issuable pursuant to outstanding RSUs awarded under the 2023 SIP.

(2)Since RSU awards do not have an exercise price, they are not included in the weighted average exercise price.

(3)Includes 224,377 shares of common stock remaining available for future equity awards under the 2023 SIP at December 31, 2024, as well as 312,230 shares of common stock remaining available for issuance and delivery under the 2023 ESPP. The 2023 SIP and the 2023 ESPP both authorize up to 250,000 shares of Common Stock for issuance, increasing on an annual basis by an amount equal to the lesser of 1% of the Company’s common shares issued and outstanding on the last day of the immediately preceding fiscal years (not to exceed 250,000 for the 2023 ESPP) and such smaller number of Common Stock as may be determined by the Board. The 2023 SIP also includes share recycling to the extent that an award granted under the 2023 SIP or 2019 SIP terminates, expires, is canceled, or is forfeited for any reason, the shares associated with that award will become available for grant under the 2023 Plan. The maximum number of shares of common stock available for issuance under both the 2023 SIP and the 2023 ESPP was increased by 74,287 shares on January 1, 2024. As of December 31, 2024, 600 shares have been recycled from the 2019 SIP. As of December 31, 2024, there was an open purchase period under the 2023 ESPP, which concluded on February 28, 2025. Participants purchased 7,020 aggregate shares during this purchase period.

(4)Includes RSUs awarded under the 2019 SIP prior to the adoption of the 2023 SIP. The 2019 SIP was originally adopted by the Board of Directors of the Bank and was then subsequently adopted by the Board of the Company, as amended, on October 27, 2022, upon its commencement of operations as a bank holding company. The 2019 SIP is an omnibus equity incentive plan which allows for the grant of Common Stock, stock options, SARs, restricted stock, RSUs, dividend equivalent rights, and cash-based awards to employees, directors, and consultants of the Company and its affiliates. The only outstanding equity awards granted under the 2019 SIP are RSUs, which vest upon the completion of a service period, specific performance goal, and/or a combination thereof. The table does not include information for the Summit Financial Group, Inc. Long-Term Incentive Plan (the “Summit LTIP”) assumed by the Company upon completion of the Merger. As of December 31, 2024, 118 shares of common stock are issuable pursuant to outstanding RSUs issued under the Summit LTIP, and 136,943 shares of common stock are issuable, based upon our December 31, 2024, closing price of $62.36, with respect to 183,971 SAR awards exercisable at December 31, 2024, under the Summit LTIP. No further grants may be made under the Summit LTIP.

(5)No further awards may be granted under either the 2019 SIP or the Summit LTIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instructions G(3) of Form 10-K, the information contained under the captions “The Board of Directors - Director Independence” and “Company Transactions With Related Parties” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated into this item by reference.

Item 14. Principal Accounting Fees and Services
Pursuant to General Instructions G(3) of Form 10-K, the information contained under the caption “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated into this item by reference.

Part IV
Item 15. Exhibit and Financial Statement Schedules
(a)FINANCIAL STATEMENTS: The following financial statements are included in Item 8 in Notes to Consolidated Financial Statements of this Form 10-K:
(b)EXHIBITS: The following exhibits are included as part of this Form 10-K:

Exhibit No.	Description
2.1*
Agreement and Plan of Reorganization between Burke & Herbert Financial Services Corp. and Summit Financial Group, Inc. dated as of August 24, 2023 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 25, 2023)

3.1*	Articles of Incorporation of Burke & Herbert Financial Services Corp., as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q, filed August 13, 2024)
3.3*	Bylaws of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 3.4 to the Form 10-Q, filed May 10, 2024)
4.1*	Specimen certificate for the Common Stock of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 4.1 to the Form 10/A Registration Statement, filed April 3, 2023)
4.2*	Description of Burke & Herbert Financial Services Corp. Securities (incorporated by reference to Exhibit 4.1 to the Form S-3 Registration Statement, Filed November 15, 2024)
4.3*
Summit Financial Group, Inc., Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement dated as of September 22, 2020, by and between Summit Financial Group, Inc. and each of the Purchasers) (incorporated by reference to Exhibit 10.1 to Summit Financial Group, Inc.’s Form 8-K filed on September 23, 2020 (File No. 000-16587))

4.4*
Summit Financial Group, Inc., Forms of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee) (incorporated by reference to Exhibit 4.1 to Summit Financial Group, Inc.’s Form 8-K filed on November 17, 2021 (File No. 000-16587))

4.5*
Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Summit Financial Group, Inc.’s Form 8-K filed on November 17, 2021 (File No. 000-16587))

10.1*†	2019 Stock Incentive Plan as Amended October 27, 2022 (incorporated by reference to Exhibit 10.2 to the Form 10 Registration Statement, filed February 28, 2023)
10.2*†	2021 Amended & Restated Nonqualified Deferred Compensation Plan for Employees & Directors (incorporated by reference to Exhibit 10.3 to the Form 10 Registration Statement, filed February 28, 2023)
10.3*†
Amended & Restated Employment Agreement, dated as of September 1, 2022, by and among Burke & Herbert Bank & Trust, and David P. Boyle (incorporated by reference to Exhibit 10.4 to the Form 10 Registration Statement, filed February 28, 2023)

10.4*†
First Amendment to Employment Agreement, dated as of October 27, 2022, by and among Burke & Herbert Bank & Trust, and David P. Boyle (incorporated by reference to Exhibit 10.5 to the Form 10 Registration Statement, filed February 28, 2023)

10.5*†
Amended & Restated Employment Agreement, dated as of September 1, 2022, by and among Burke & Herbert Bank & Trust, and Roy E. Halyama (incorporated by reference to Exhibit 10.6 to the Form 10 Registration Statement, filed February 28, 2023)

10.6*†
First Amendment to Employment Agreement, dated as of October 27, 2022, by and among Burke & Herbert Bank & Trust, and Roy E. Halyama (incorporated by reference to Exhibit 10.7 to the Form 10 Registration Statement, filed February 28, 2023)

10.7*†
Change in Control Agreement, dated as of June 16, 2014, by and among Burke & Herbert Bank & Trust and Jeffrey A. Welch (incorporated by reference to Exhibit 10.8 to the Form 10 Registration Statement, filed February 28, 2023)

10.8*†
Burke & Herbert Bank & Trust Supplemental Executive Retirement Plan, effective January 23, 2014 (incorporated by reference to Exhibit 10.9 to the Form 10 Registration Statement, filed February 28, 2023)

10.9*†	Burke & Herbert Financial Services Corp. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form S-8, filed on May 26, 2023)
10.10*†	Burke & Herbert Financial Services Corp. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Form S-8, filed on May 26, 2023)
10.11*†
Employment Agreement, dated as of August 24, 2023, by and between Burke & Herbert Bank & Trust Company and H. Charles Maddy, III (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 3, 2024)

10.12*†	Burke & Herbert Bank 2024-2025 Merger Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 3, 2024)
10.13*†	Burke & Herbert Bank 2024-2025 Merger Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 3, 2024 )
10.14#†	Separation Agreement and Release of Claims, dated as of January 2, 2025, by and between Burke & Herbert Bank & Trust Company and Jeffrey Welch
10.15*†	Summit Financial Group, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Summit Financial Group, Inc.’s Form S-8 filed on September 25, 2014 (File No. 333-198939))
10.16*†
Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock Settled Stock Appreciation Rights Agreement 2015 Award (incorporated by reference to Exhibit 10.1 to Summit Financial Group, Inc.’s Form 8-K filed April 29, 2015 (File No. 000-16587))

10.17*†
Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock Settled Stock Appreciation Rights Agreement 2017 Award (incorporated by reference to Exhibit 10.3 to Summit Financial Group, Inc.’s Form 8-K filed February 15, 2017(File No. 000-16587))

10.18*†
Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock Settled Stock Appreciation Rights Agreement 2019 Award (incorporated by reference to Exhibit 10.3 to Summit Financial Group, Inc.’s Form 8-K filed February 7, 2019 (File No. 000-16587))

10.19*†
Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock Settled Stock Appreciation Rights Agreement 2021 Award (incorporated by reference to Exhibit 10.2 to Summit Financial Group, Inc.’s Form 8-K filed July 21, 2021 (File No. 000-16587))

10.20†#	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock Settled Stock Appreciation Rights Agreement 2023 Award
19.1#	Burke & Herbert Financial Services Corp. Insider Trading Policy
21.1#	Subsidiaries of Burke & Herbert Financial Services Corp.
23.1#	Consent of Crowe LLP
31.1#	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant
31.2#	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant
32.1#	Section 1350 Certification of the Principal Executive Officer of Registrant
32.2#	Section 1350 Certification of the Principal Financial Officer of Registrant
97.1*	Executive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K filed on March 22, 2024)

101
The following materials from the registrant’s Annual Report on Form 10-K Report for the year ended December 31, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (contained in Exhibit 101).
__________________
*Previously filed
†     Management Contract or compensatory plan or arrangement
#     Filed herewith

(c)    FINANCIAL STATEMENT SCHEDULES. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefore have been omitted.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 17, 2025

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2025.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Kirtan Parikh
Name:	Kirtan Parikh
Title:	Senior Vice President and Interim Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ H. Charles Maddy, III
Name:	H. Charles Maddy, III
Title:	President and Director

By:	/s/ Mark G. Anderson
Name:	Mark G. Anderson
Title:	Director

By:	/s/ Julian F. Barnwell, Jr.
Name:	Julian F. Barnwell, Jr.
Title:	Director

By:	/s/ Oscar M. Bean
Name:	Oscar M. Bean
Title:	Director

By:	/s/ Katherine D. Bonnafé
Name:	Katherine D. Bonnafé
Title:	Director

By:	/s/ James M. Burke
Name:	James M. Burke
Title:	Director

By:	/s/ James P. Geary, II
Name:	James P. Geary, II
Title:	Director

By:	/s/ Georgette R. George
Name:	Georgette R. George
Title:	Director

By:	/s/ Gary L. Hinkle
Name:	Gary L. Hinkle
Title:	Director

By:	/s/ S. Laing Hinson
Name:	S. Laing Hinson
Title:	Director

By:	/s/ Jason A. Kitzmiller
Name:	Jason A. Kitzmiller
Title:	Director

By:	/s/ Shawn P. McLaughlin
Name:	Shawn P. McLaughlin
Title:	Director

By:	/s/ Charles S. Piccirillo
Name:	Charles S. Piccirillo
Title:	Director

By:	/s/ Jose D. Riojas
Name:	Jose D. Riojas
Title:	Director

By:	/s/ Jill S. Upson
Name:	Jill S. Upson
Title:	Director