Form 10-Q
period 2025-03-31
Burke & Herbert Financial Services Corp.
filed 2025-05-09
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2025, there were 15,005,419 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information
Item 1.     Financial Statements
Burke & Herbert Financial Services Corp. Consolidated Financial Statements:

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Cash and due from banks	$63,294	$35,554
Interest-earning deposits with banks	85,552	99,760
Cash and cash equivalents	148,846	135,314
Securities available-for-sale, at fair value	1,436,869	1,432,371
Restricted stock, at cost	35,112	33,559
Loans held-for-sale, at fair value	1,302	2,331
Loans	5,647,507	5,672,236
Allowance for credit losses	(67,753)	(68,040)
Net loans	5,579,754	5,604,196
Premises and equipment, net	132,289	132,270
Other real estate owned	2,625	2,783
Accrued interest receivable	34,481	34,454
Intangible assets	53,002	57,300
Goodwill	32,842	32,783
Company-owned life insurance	184,018	182,834
Other assets	196,950	161,990
Total Assets	$7,838,090	$7,812,185

Liabilities and Shareholders’ Equity
Liabilities
Non-interest-bearing deposits	$1,382,427	$1,379,940
Interest-bearing deposits	5,159,444	5,135,299
Total deposits	6,541,871	6,515,239
Short-term borrowings	300,000	365,000
Subordinated debentures, net	96,212	94,872
Subordinated debentures owed to unconsolidated subsidiary trusts	17,077	17,013
Accrued interest and other liabilities	124,930	89,904
Total Liabilities	7,080,090	7,082,028

Commitments and contingent liabilities (see Note 10)

Shareholders’ Equity
Preferred stock and related surplus, $1.00 par value per share; 2,000,000 shares authorized; 1,500 shares issued and outstanding at March 31, 2025; 1,500 shares issued and outstanding at December 31, 2024	10,413	10,413
Common Stock	7,777	7,770
$0.50 par value; 40,000,000 shares authorized, 15,554,097 shares issued and 14,982,807 shares outstanding at March 31, 2025; 40,000,000 shares authorized, 15,540,394 shares issued and 14,969,104 shares outstanding at December 31, 2024

Common stock, additional paid-in capital	402,682	401,172
Retained earnings	452,736	434,106
Accumulated other comprehensive income (loss)	(88,024)	(95,720)
Treasury stock	(27,584)	(27,584)
571,290 shares, at cost, at March 31, 2025, and 571,290 shares, at cost, at December 31, 2024
Total Shareholders’ Equity	758,000	730,157
Total Liabilities and Shareholders’ Equity	$7,838,090	$7,812,185

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Interest income
Taxable loans, including fees	$97,031	$28,045
Tax-exempt loans, including fees	46	—
Taxable securities	9,487	8,943
Tax-exempt securities	3,267	1,361
Other interest income	955	396
Total interest income	110,786	38,745
Interest expense
Deposits	31,851	12,931
Short-term borrowings	3,192	3,655
Subordinated debt	2,729	—
Other interest expense	27	28
Total interest expense	37,799	16,614
Net interest income	72,987	22,131

Credit loss expense (recapture) - loans and available-for-sale securities	900	(670)
Credit loss (recapture) - off-balance sheet credit exposures	(399)	—
Total provision (recapture) for credit losses	501	(670)
Net interest income after credit loss expense	72,486	22,801

Non-interest income
Fiduciary and wealth management	2,443	1,419
Service charges and fees	2,089	655
Net gains on securities	1	—
Income from company-owned life insurance	1,193	547
Bank debit and other card revenue	2,884	1,132
Other non-interest income	1,413	501
Total non-interest income	10,023	4,254

Non-interest expense
Salaries and wages	20,941	9,518
Pensions and other employee benefits	5,136	2,365
Occupancy	4,045	1,538
Equipment rentals, depreciation and maintenance	4,084	1,281
Other operating	15,458	6,463
Total non-interest expense	49,664	21,165

Income before income taxes	32,845	5,890
Income tax expense	5,644	678

Net income	27,201	5,212
Preferred stock dividends	225	—
Net income applicable to common shares	$26,976	$5,212

Earnings per common share:
Basic	$1.80	$0.70
Diluted	1.80	0.69
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$27,201	$5,212
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gain (loss) arising during period, net of tax of ($2,296) and $117 for the three months ended March 31, 2025, and March 31, 2024, respectively	7,688	(441)
Reclassification adjustment for loss (gain) on securities, net of tax of $0 and $0 for the three months ended March 31, 2025, and March 31, 2024, respectively	(1)	—
Reclassification adjustment for loss (gain) on fair value hedge, net of tax of $9 and $9 for the three months ended March 31, 2025, and March 31, 2024, respectively	(31)	(32)
Unrealized gain (loss) on cash flow hedge:
Unrealized holding gain (loss) on cash flow hedge, net of tax of ($111) and ($707) for the three months ended March 31, 2025, and March 31, 2024, respectively	370	2,660
Reclassification adjustment for losses (gains) included in net income, net of tax $99 and ($94) for the three months ended March 31, 2025, and March 31, 2024, respectively	(330)	353
Total other comprehensive income (loss)	7,696	2,540
Comprehensive income (loss)	$34,897	$7,752

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2025, and 2024
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance December 31, 2024	$10,413	14,969,104	$7,770	$401,172	$434,106	$(95,720)	$(27,584)	$730,157
Net income	—	—	—	—	27,201	—	—	27,201
Other comprehensive income (loss)	—	—	—	—	—	7,696	—	7,696
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(8,237)	—	—	(8,237)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	13,703	7	1,510	(109)	—	—	1,408
Balance March 31, 2025	$10,413	14,982,807	$7,777	$402,682	$452,736	$(88,024)	$(27,584)	$758,000

Balance December 31, 2023	$—	7,428,710	$4,000	$14,495	$427,333	$(103,494)	$(27,584)	$314,750
Net income	—	—	—	—	5,212	—	—	5,212
Other comprehensive income (loss)	—	—	—	—	—	2,540	—	2,540
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(3,939)	—	—	(3,939)
Share-based compensation expense, net	—	11,315	6	813	(74)	—	—	745
Balance March 31, 2024	$—	7,440,025	$4,006	$15,308	$428,532	$(100,954)	$(27,584)	$319,308
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net Income	$27,201	$5,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,671	820
Amortization of other intangible assets	4,328	—
Amortization on assumed liabilities	2,221	—
Accretion income related to acquired loans	(11,447)	—
Amortization of housing tax credits	1,859	1,372
Realized (gain) on sales of available-for-sale securities	(1)	—
Realized loss on sales of OREO property	2	—
Provision for (recapture of) credit losses	501	(670)
Income from company-owned life insurance	(1,193)	(547)
Deferred tax expense (benefit)	(1,495)	741
Loss on disposal of fixed assets	88	235
Accretion of securities	(1,003)	(442)
Amortization of securities	2,400	2,228
Share-based compensation expense	1,305	632
Repayment of operating lease liabilities	(626)	(598)
(Gain) on loans held-for-sale	(78)	(67)
Proceeds from sale of loans held-for-sale	6,647	5,457
Change in fair value of loans held-for-sale	—	26
Originations of loans held-for-sale	(5,540)	(6,340)
(Increase) in accrued interest receivable	(27)	(433)
(Increase) decrease in other assets	(24,845)	1,006
Increase (decrease) in accrued interest payable and other liabilities	35,679	(1,543)
Net cash flows provided by operating activities	$37,647	$7,089

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	50,373	35,010
Proceeds from sale of securities available-for-sale, net	—	1,281
Purchases of securities available-for-sale, net	(48,542)	(65,718)
Cash (paid) from merger, net	—	—
Sales of restricted stock	29,068	2,304
Purchases of restricted stock	(30,621)	(12,696)
Purchases of property and equipment, net of disposals	(1,778)	(1,503)
Proceeds from company-owned life insurance	—	1,130
Proceeds from sale of OREO property	161	—
(Increase) decrease in loans made to customers, net	23,944	(30,425)
Net cash flows provided by (used in) investing activities	$22,605	$(70,617)

Cash Flows from Financing Activities
Net increase (decrease) in non-interest-bearing accounts	2,487	(7,553)
Net increase (decrease) in interest-bearing accounts	24,145	(4,215)
Net increase (decrease) in other short-term borrowings	(65,000)	88,000
Repayment of finance lease liabilities	(56)	(53)
Cash dividends paid	(8,462)	(3,939)
Proceeds from employee stock purchase program	63	48

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

Issuance of common stock	103	819
Sale of treasury stock	—	—
Net cash flows provided by (used in) financing activities	$(46,720)	$73,107
Increase in cash and cash equivalents	13,532	9,579
Cash and cash equivalents
Beginning of period	135,314	44,498
End of period	$148,846	$54,077

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$32,672	$14,978
Interest paid on short-term borrowings	3,732	785
Interest paid on subordinated debt and trust preferred securities	1,326	—
Interest paid on finance leases	27	28
Income taxes	3,595	625
Change in unrealized gains on available-for-sale securities	7,726	(559)
Lease liability arising from obtaining right-of-use assets	—	—
Common stock issued for merger, net	—	—
Preferred stock issued for merger, net	—	—
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
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

Merger with Summit Financial Group, Inc.

Effective on May 3, 2024 (the “Closing Date”), the Company completed its merger (the “Merger”) with Summit Financial Group, Inc., a West Virginia corporation (“Summit”), pursuant to the Agreement and Plan of Reorganization and accompanying Plan of Merger dated August 24, 2023 between the Company and Summit (the “Merger Agreement”).

Pursuant to the Merger Agreement, on the Closing Date, (i) Summit merged with and into the Company with the Company as the surviving entity, and (ii) immediately following the Merger, Summit Community Bank, Inc., a West Virginia chartered bank and wholly-owned subsidiary of Summit (“SCB”) merged with and into the Bank, with the Bank as the surviving bank.

In the Merger, holders of Summit common stock outstanding at the effective time of the Merger received 0.5043 shares of the Company’s Common Stock for each share of Summit common stock they owned, subject to the payment of cash in lieu of fractional shares. The total aggregate consideration payable in the Merger was approximately 7,405,772 shares of the Company’s Common Stock. Additionally, each share of the 6.0% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series 2021 of Summit (the “Summit Series 2021 Preferred Stock”) issued and outstanding was converted into the right to receive a share of a newly created series of preferred stock of the Company, the Burke & Herbert Series 2021 Preferred Stock (the “Burke & Herbert Series 2021 Preferred Stock”). Summit’s results of operations are included from the Closing Date forward.

Basis of Presentation
The accompanying consolidated financial statements include Burke & Herbert Financial Services Corp. and its wholly owned subsidiary Burke & Herbert Bank & Trust Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with applicable quarterly reporting regulations of the U.S. Securities and Exchange Commission (“SEC”). The accounting and reporting policies of the Company conform to GAAP and reflect practices of the banking industry. They do not include all of the information and notes required by GAAP for complete financial statements. As such, these unaudited financial statements

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ending December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2025.
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
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for any other interim period or for the full year. All December 31, 2024, amounts and disclosures included in this quarterly report were derived from the Company’s audited consolidated financial statements. Certain items in the prior period have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or on shareholders’ equity.
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
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU incorporates certain amendments to SEC disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of the related disclosure requirement becomes effective. For all other entities, the effective date will be two years after the date of such removal. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We do not expect the adoption of ASU 2023-06 to have a material impact on our consolidated financial statements.

Note 2— Securities
The carrying amount of available-for-sale (“AFS”) securities and their approximate fair values at March 31, 2025, and December 31, 2024, are summarized as follows (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$165,241	$—	$13,448	$151,793
Obligations of states and municipalities	795,589	232	79,276	716,545
Residential mortgage backed - agency	57,304	301	3,712	53,893
Residential mortgage backed - non-agency	254,510	283	8,761	246,032
Commercial mortgage backed - agency	41,602	28	819	40,811
Commercial mortgage backed - non-agency	137,791	68	2,849	135,010
Asset-backed	61,396	210	820	60,786
Other	32,928	370	1,299	31,999
Total	$1,546,361	$1,492	$110,984	$1,436,869

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$165,619	$—	$16,492	$149,127
Obligations of states and municipalities	777,181	846	79,303	698,724
Residential mortgage backed - agency	57,244	121	4,179	53,186
Residential mortgage backed - non-agency	259,964	44	12,132	247,876
Commercial mortgage backed - agency	33,791	27	747	33,071
Commercial mortgage backed - non-agency	158,621	2	4,112	154,511
Asset-backed	64,308	316	568	64,056
Other	32,861	302	1,343	31,820
Total	$1,549,589	$1,658	$118,876	$1,432,371
At March 31, 2025, and December 31, 2024, AFS securities with amortized costs of $1.2 billion and $1.2 billion, respectively, and with estimated fair values of $1.1 billion and $1.1 billion, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.
The proceeds from sales, calls, and maturities of debt securities available-for-sale, including principal payments received, and the related gross gains and losses realized, for the three months ended March 31, 2025, and March 31, 2024, were as follows (in thousands):

	Proceeds from			Gross realized
Three Months Ended March 31,	Sales	Calls and maturities	Principal Payments	Gains	Losses
2025	$—	$10,867	$39,506	$1	$—
2024	1,281	—	35,010	—	—
The tax benefit (provision) related to these net realized gains and losses for March 31, 2025, and March 31, 2024, was ($0.2) thousand, and zero, respectively.
The maturities of AFS securities at March 31, 2025, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

Note 2— Securities (continued)

	March 31, 2025
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$5,083	$160,158	$—	$—	$165,241
Obligations of states and municipalities	2,000	167,205	304,160	322,224	795,589
Residential mortgage backed - agency	17	23,290	23,622	10,375	57,304
Residential mortgage backed - non-agency	10,479	72,758	140,964	30,309	254,510
Commercial mortgage backed - agency	—	23,859	17,743	—	41,602
Commercial mortgage backed - non-agency	75,360	30,083	32,348	—	137,791
Asset-backed	1,778	35,336	24,282	—	61,396
Other	—	2,763	15,719	14,446	32,928
Total	$94,717	$515,452	$558,838	$377,354	$1,546,361

	March 31, 2025
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$4,944	$146,849	$—	$—	$151,793
Obligations of states and municipalities	2,002	159,789	270,561	284,193	716,545
Residential mortgage backed - agency	17	22,931	20,281	10,664	53,893
Residential mortgage backed - non-agency	10,357	69,198	136,413	30,064	246,032
Commercial mortgage backed - agency	—	23,405	17,406	—	40,811
Commercial mortgage backed - non-agency	74,476	28,936	31,598	—	135,010
Asset-backed	1,780	34,953	24,053	—	60,786
Other	—	2,885	14,761	14,353	31,999
Total	$93,576	$488,946	$515,073	$339,274	$1,436,869
At March 31, 2025, and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.

Note 2— Securities (continued)
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025, and December 31, 2024.
AFS securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	March 31, 2025
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$151,793	$13,448	$13,448
Obligations of states and municipalities	257,175	7,601	434,508	71,675	79,276
Residential mortgage backed - agency	—	1	42,809	3,711	3,712
Residential mortgage backed - non-agency	73,450	541	125,113	8,220	8,761
Commercial mortgage backed - agency	11,124	89	29,000	730	819
Commercial mortgage backed - non-agency	6,274	—	98,720	2,849	2,849
Asset-backed	12,548	171	28,319	649	820
Other	9,675	74	12,973	1,225	1,299
Total	$370,246	$8,477	$923,235	$102,507	$110,984

	December 31, 2024
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$149,127	$16,492	$16,492
Obligations of states and municipalities	181,027	5,338	433,488	73,965	79,303
Residential mortgage backed - agency	203	2	42,233	4,177	4,179
Residential mortgage backed - non-agency	110,191	1,911	134,727	10,221	12,132
Commercial mortgage backed - agency	3,412	29	28,885	718	747
Commercial mortgage backed - non-agency	30,064	523	108,761	3,589	4,112
Asset-backed	4,140	4	29,243	564	568
Other	15,123	138	8,295	1,205	1,343
Total	$344,160	$7,945	$934,759	$110,931	$118,876
The Company is required to conduct an impairment evaluation on AFS securities to determine whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery. If these situations apply, the guidance requires the Company to reduce the security’s amortized cost basis down to its fair value through earnings. The Company also evaluates the unrealized losses on AFS securities to determine if a security’s decline in fair value below its amortized cost basis is due to credit factors. The evaluation is based upon factors such as the creditworthiness of the underlying borrowers, performance of the underlying collateral, if applicable, and the level of credit support in the security structure. Management also evaluates other factors and circumstances that may be indicative of a decline in the fair value of the security due to a credit factor.
This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer. If this assessment indicates that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost, an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis under the current expected credit loss (“CECL”) standard, and declines due to non-credit factors are recorded in accumulated

Note 2— Securities (continued)
other comprehensive income (“AOCI”), net of taxes. If a credit loss is recognized in earnings, subsequent improvements to the expectation of collectability will be recognized through the ACL. If the fair value of the security increases above its amortized cost, the unrealized gain will be recorded in accumulated other comprehensive income, net of taxes, in the Consolidated Balance Sheets.
The Company did not record an ACL on the AFS securities as of March 31, 2025, or December 31, 2024. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 505 securities in an unrealized loss position as of March 31, 2025. The Company has evaluated AFS securities in an unrealized loss position for credit-related impairment at March 31, 2025, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at March 31, 2025.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At March 31, 2025, the unrealized losses associated with 11 U.S. Treasuries and Government Agency securities, 14 Residential Mortgage Backed – Agency securities, and 15 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2025.
Securities of U.S. States and Municipalities
At March 31, 2025, the unrealized losses associated with 346 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These securities are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2025.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At March 31, 2025, the unrealized losses associated with 70 Residential Mortgage Backed – Non-Agency securities and 23 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2025.
Asset-Backed Securities
At March 31, 2025, the unrealized losses associated with 18 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2025.
Other Securities
At March 31, 2025, the unrealized losses associated with 8 securities were primarily driven by interest rates and not the credit quality of the securities. These investments were underwritten in accordance with our own investment standards

Note 2— Securities (continued)
prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2025.
Restricted stock, at cost
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $19.8 million and $18.2 million at March 31, 2025, and December 31, 2024, respectively. The Company’s investment in Federal Reserve Bank stock totaled $14.8 million and $14.8 million at March 31, 2025, and December 31, 2024, respectively. FHLB and Federal Reserve stock are generally viewed as long-term investments and as restricted investment securities, which are carried at cost, because there is no market for the stocks other than member institutions. Therefore, when evaluating FHLB and Federal Reserve stock for impairment, their values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be impaired at March 31, 2025, and no impairment has been recognized. FHLB stock and Federal Reserve stock are included in a separate line item, restricted stock, at cost on the Consolidated Balance Sheets and are not part of the Company’s AFS securities portfolio.
The Company’s restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $111 thousand at March 31, 2025, and $111 thousand at December 31, 2024, which is carried at cost and is not impaired at March 31, 2025. The Company also has other restricted investments including Independent Community Bancorp, Inc. and WV Bankers Title which are included in restricted stock on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.
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

Note 3— Loans (continued)

Loan balances as of March 31, 2025, and December 31, 2024, by portfolio segment were as follows (in thousands):

	March 31, 2025	December 31, 2024
Commercial real estate	$2,809,573	$2,637,802
Owner-occupied commercial real estate	589,889	614,362
Acquisition, construction & development	322,963	465,537
Commercial & industrial	613,219	613,085
Single family residential (1-4 units)	1,161,406	1,173,749
Consumer non-real estate and other	150,457	167,701
Loans, gross	5,647,507	5,672,236
Allowance for credit losses	(67,753)	(68,040)
Loans, net	$5,579,754	$5,604,196
Net deferred loan fees included in the above loan categories totaled $4.2 million and $4.4 million at March 31, 2025, and December 31, 2024, respectively.
Note 4— Allowance for Credit Losses
On January 1, 2023, the Company adopted the CECL methodology as required under Accounting Standards Codification (“ASC”) 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. All information presented as of March 31, 2025, is in accordance with ASC 326.
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
The following tables present the activity in the ACL three months ended March 31, 2025, and the three months ended March 31, 2024, (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Total
Three months ended
March 31, 2025
Balance, beginning of period	$30,444	$3,261	$17,386	$6,633	$9,763	$553	$68,040
Provision for (recapture of) credit losses	4,296	699	(5,912)	1,728	(308)	397	900
Charge-offs	—	(687)	—	(93)	(33)	(611)	(1,424)
Recoveries	6	—	—	4	132	95	237
Balance, end of period	$34,746	$3,273	$11,474	$8,272	$9,554	$434	$67,753

March 31, 2024
Balance, beginning of period	$20,633	$783	$368	$645	$2,797	$75	$25,301
Provision for (recapture of) credit losses	(1,659)	(1)	306	179	474	31	(670)
Charge-offs	—	—	—	—	—	(30)	(30)
Recoveries	3	—	—	—	1	1	5
Balance, end of period	$18,977	$782	$674	$824	$3,272	$77	$24,606
The recorded investment in loans excludes accrued interest receivable due to immateriality. The following table presents the aging of the recorded investment in past due loans as of March 31, 2025, and December 31, 2024, by portfolio segment (in thousands):

	March 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$18,875	$18,621	$31,024	$68,520	$2,741,053	$2,809,573	$12,585	$24,269
Owner-occupied commercial real estate	6,335	277	5,448	12,060	577,829	589,889	183	5,856
Acquisition, construction & development	2,525	3,897	7,408	13,830	309,133	322,963	6,560	1,057
Commercial & industrial	3,559	629	4,431	8,619	604,600	613,219	1,826	2,755
Single family residential (1-4 units)	13,412	1,733	3,099	18,244	1,143,162	1,161,406	2,167	7,165
Consumer non-real estate and other	416	178	265	859	149,598	150,457	4	329
Total	$45,122	$25,335	$51,675	$122,132	$5,525,375	$5,647,507	$23,325	$41,431

	December 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$10,974	$—	$8,440	$19,414	$2,618,388	$2,637,802	$—	$19,183
Owner-occupied commercial real estate	1,160	1,636	5,240	8,036	606,326	614,362	307	5,760
Acquisition, construction & development	5,210	38	1,243	6,491	459,046	465,537	812	1,098
Commercial & industrial	1,654	1,594	1,469	4,717	608,368	613,085	350	1,757
Single family residential (1-4 units)	20,724	4,379	3,420	28,523	1,145,226	1,173,749	1,012	7,857
Consumer non-real estate and other	637	300	195	1,132	166,569	167,701	16	216
Total	$40,359	$7,947	$20,007	$68,313	$5,603,923	$5,672,236	$2,497	$35,871
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, current economic information, and other factors. The Company analyzes loans individually by classifying the loans by

Note 4— Allowance for Credit Losses (continued)
credit risk. The Company internally grades all commercial loans at the time of origination. In addition, the Company performs an annual review on at least 50% of the Bank’s commercial credit exposure to each borrower. The Company uses the following definitions for credit risk classifications:
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025
	Term Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate
Pass	$53,721	$250,191	$418,646	$492,172	$397,562	$723,022	$106,222	$2,441,536
Special Mention	—	—	6,768	61,488	70,976	58,404	14,327	211,963
Substandard	—	—	16,333	18,433	20,812	60,808	37,838	154,224
Doubtful	—	—	—	—	—	1,850	—	1,850
Loss	—	—	—	—	—	—	—	—
Total	$53,721	$250,191	$441,747	$572,093	$489,350	$844,084	$158,387	$2,809,573

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied commercial real estate
Pass	$6,784	$59,155	$69,389	$91,995	$124,891	$197,017	$27,794	$577,025
Special Mention	—	—	—	—	240	1,249	—	1,489
Substandard	—	—	—	5,124	1,495	4,677	79	11,375
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$6,784	$59,155	$69,389	$97,119	$126,626	$202,943	$27,873	$589,889

Year to date gross charge-offs	$—	$—	$—	$227	$6	$394	$60	$687

Acquisition, construction & development
Pass	$4,454	$28,785	$94,849	$62,950	$85,567	$18,278	$14,606	$309,489
Special Mention	—	—	—	—	247	140	—	387
Substandard	—	—	85	4,247	3,488	5,058	—	12,878
Doubtful	—	—	—	—	—	—	209	209

Note 4— Allowance for Credit Losses (continued)

Loss	—	—	—	—	—	—	—	—
Total	$4,454	$28,785	$94,934	$67,197	$89,302	$23,476	$14,815	$322,963

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$46,948	$104,224	$47,683	$42,757	$22,680	$40,291	$227,248	$531,831
Special Mention	124	342	—	33,973	10,472	1,489	20,462	66,862
Substandard	—	37	281	2,655	514	1,170	9,824	14,481
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	37	8	45
Total	$47,072	$104,603	$47,964	$79,385	$33,666	$42,987	$257,542	$613,219

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$93	$93

Single family residential (1-4 units)
Pass	$10,525	$88,310	$150,857	$197,118	$140,896	$397,277	$168,957	$1,153,940
Special Mention	—	—	—	—	—	202	—	202
Substandard	—	—	1,542	904	577	3,725	417	7,165
Doubtful	—	—	—	—	—	98	—	98
Loss	—	—	—	—	—	1	—	1
Total	$10,525	$88,310	$152,399	$198,022	$141,473	$401,303	$169,374	$1,161,406

Year to date gross charge-offs	$—	$—	$—	$—	$—	$19	$14	$33

Consumer non-real estate and other
Pass	$2,709	$17,556	$9,314	$5,034	$1,459	$3,409	$110,774	$150,255
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	67	72	6	—	17	—	162
Doubtful	—	—	—	—	3	2	—	5
Loss	—	—	2	—	—	—	33	35
Total	$2,709	$17,623	$9,388	$5,040	$1,462	$3,428	$110,807	$150,457

Year to date gross charge-offs	$485	$54	$54	$16	$—	$—	$2	$611

Totals	$125,265	$548,667	$815,821	$1,018,856	$881,879	$1,518,221	$738,798	$5,647,507

	December 31, 2024
	Term Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate
Pass	$248,023	$378,322	$482,195	$337,136	$153,187	$588,490	$96,914	$2,284,267
Special Mention	—	7,148	30,018	52,885	7,154	57,255	28,211	182,671
Substandard	—	2,232	49,752	39,636	2,999	52,740	23,505	170,864
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$248,023	$387,702	$561,965	$429,657	$163,340	$698,485	$148,630	$2,637,802

Year to date gross charge-offs	$—	$—	$—	$—	$—	$382	$—	$382

Owner-occupied commercial real estate
Pass	$61,433	$72,571	$93,941	$126,700	$36,197	$170,809	$32,452	$594,103
Special Mention	—	—	—	243	2,729	1,275	—	4,247
Substandard	—	—	5,192	1,496	5,499	3,594	82	15,863
Doubtful	—	—	—	—	—	149	—	149
Loss	—	—	—	—	—	—	—	—
Total	$61,433	$72,571	$99,133	$128,439	$44,425	$175,827	$32,534	$614,362

Note 4— Allowance for Credit Losses (continued)

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Acquisition, construction & development
Pass	$25,461	$109,751	$90,652	$147,702	$3,564	$16,312	$15,107	$408,549
Special Mention	—	—	—	2,641	142	—	—	2,783
Substandard	—	13,115	4,467	3,326	21,372	63	11,564	53,907
Doubtful	—	—	—	—	—	—	298	298
Loss	—	—	—	—	—	—	—	—
Total	$25,461	$122,866	$95,119	$153,669	$25,078	$16,375	$26,969	$465,537

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$108,206	$57,280	$47,828	$35,189	$15,109	$28,019	$237,852	$529,483
Special Mention	365	—	35,237	10,898	1,505	—	16,856	64,861
Substandard	37	285	4,482	618	523	1,029	11,765	18,739
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	2	—	2
Total	$108,608	$57,565	$87,547	$46,705	$17,137	$29,050	$266,473	$613,085

Year to date gross charge-offs	$—	$10	$195	$87	$—	$9	$—	$301

Single family residential (1-4 units)
Pass	$88,857	$152,438	$201,410	$142,719	$77,783	$332,025	$170,077	$1,165,309
Special Mention	—	—	—	—	—	214	174	388
Substandard	—	1,494	800	586	605	3,935	437	7,857
Doubtful	—	—	—	—	—	—	—	—
Loss	93	—	—	—	—	1	101	195
Total	$88,950	$153,932	$202,210	$143,305	$78,388	$336,175	$170,789	$1,173,749

Year to date gross charge-offs	$—	$39	$28	$—	$—	$123	$—	$190

Consumer non-real estate and other
Pass	$21,095	$10,796	$6,122	$1,836	$1,096	$2,797	$123,148	$166,890
Special Mention	15	—	—	—	—	—	—	15
Substandard	363	90	17	—	—	17	—	487
Doubtful	—	—	—	5	3	—	—	8
Loss	289	12	—	—	—	—	—	301
Total	$21,762	$10,898	$6,139	$1,841	$1,099	$2,814	$123,148	$167,701

Year to date gross charge-offs	$468	$71	$17	$1	$—	$20	$357	$934

Totals	$554,237	$805,534	$1,052,113	$903,616	$329,467	$1,258,726	$768,543	$5,672,236

Note 4— Allowance for Credit Losses (continued)
The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
March 31, 2025
Commercial real estate	$6,220	$5,034	$18,873	$25,093	$5,034
Owner-occupied commercial real estate	—	—	2,067	2,067	—
Acquisition, construction & development	446	214	615	1,061	214
Commercial & industrial	983	983	807	1,790	983
Single family residential (1-4 units)	—	—	3,943	3,943	—
Consumer non-real estate and other	—	—	—	—	—
Total	$7,649	$6,231	$26,305	$33,954	$6,231

	December 31, 2024
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2024
Commercial real estate	$7,459	$4,791	$12,439	$19,898	$4,791
Owner-occupied commercial real estate	—	—	1,833	1,833	—
Acquisition, construction & development	535	303	369	904	303
Commercial & industrial	983	734	348	1,331	734
Single family residential (1-4 units)	898	26	3,408	4,306	26
Consumer non-real estate and other	—	—	—	—	—
Total	$9,875	$5,854	$18,397	$28,272	$5,854
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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on

Note 4— Allowance for Credit Losses (continued)
an individual loan. For the three months ended March 31, 2025, and for the year ended, December 31, 2024, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
Other Real Estate Owned
Real estate owned activity was as follows for the three months ended March 31, 2025, and for the year ended, December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Beginning balance	$2,783	$—
Loans acquired/transferred to real estate owned	—	3,541
Capital expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	(158)	(758)

End of period balance	$2,625	$2,783
Note 5— Deposits
The aggregate amount of time deposits that meet or exceed the FDIC Insurance Limit of $250,000, was approximately $292.3 million and $284.4 million on March 31, 2025, and December 31, 2024, respectively. Brokered time deposits, which are fully insured, totaled $246.9 million and $244.8 million as of March 31, 2025, and December 31, 2024, respectively. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $32.2 million at March 31, 2025, compared to $35.7 million at December 31, 2024.
The remaining maturities of time deposits as of March 31, 2025 are as follows (in thousands):

As of March 31, 2025
Remaining nine months ending, December 31, 2025	$987,610
2026	215,992
2027	41,828
2028	8,744
2029	6,057
Thereafter	6,922
Total	$1,267,153
At March 31, 2025, and December 31, 2024, amounts included in time deposits for individual retirement accounts totaled $118.5 million and $118.9 million, respectively.
Overdrafts of $899.0 thousand and $1.6 million were reclassified to loans as of March 31, 2025, and the year ended December 31, 2024, respectively.
Note 6— Borrowed Funds
Short-term borrowings
The Company had borrowings of $300.0 million and $365.0 million at March 31, 2025, and December 31, 2024, respectively. At March 31, 2025, the interest rate on this debt was 4.42%. At December 31, 2024, the interest rate on this debt ranged from 4.43% to 4.57%. The average balance outstanding during the three months ending March 31, 2025, and the year ending December 31, 2024, was $332.6 million and $422.5 million, respectively. The Company has a finance lease liability that is not included in these balances - see Note 7 - Leased Property for a discussion of this liability that is included in the accrued interest and other liabilities line in the Consolidated Balance Sheets.
The Company has available secured lines of credit with the Federal Reserve Bank of Richmond, such as the Borrower-In-Custody program, the FHLB of Atlanta, and unsecured federal funds lines of credit from correspondent banking relationships. Through these sources, the Company has unused capacity of $4.1 billion in remaining borrowing capacity as

Note 6— Borrowed Funds (continued)
of March 31, 2025. The advances on credit lines are secured by both securities and loans. The lendable collateral value of securities and loans pledged against available lines of credit as of March 31, 2025, and December 31, 2024, was $3.1 billion and $3.1 billion, respectively. As of March 31, 2025, all of the Company’s borrowings will mature within one calendar year.
The contractual maturities of these borrowings, which all occur within one year of the reporting date, are as follows as of March 31, 2025, (in thousands):

Due in 2025	$300,000
Total	$300,000
Long-term borrowings
Subordinated Debentures
As part of the Merger, Burke & Herbert assumed $75.0 million of subordinated debentures, that were fair valued at $61.5 million with a $13.5 million discount being amortized into interest expense over the stated maturity. As of March 31, 2025, the net balance was $66.3 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced 20% each year until maturity. The subordinated debentures were issued in the fourth quarter of 2021. This subordinated debt bears interest at a fixed rate of 3.25% per year, from acquisition date to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including, December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was fourth quarter 2021.
Through the Merger, Burke & Herbert also assumed $30 million of subordinated debentures that were fair valued at $29.8 million with a $0.2 million discount being amortized into interest expense over the stated maturity. As of March 31, 2025, the net balance was $29.9 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced by 20% each year until its maturity. The subordinated debentures were issued in the third quarter of 2020. This subordinated debt bears interest at a fixed rate of 5.00% per year from the date of assumption to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 487 basis points, payable quarterly in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was third quarter 2020.
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
The capital securities issued by SFG Capital Trust I, SFG Capital Trust II, and SFG Capital Trust III qualify as Tier 1 capital under the Federal Reserve guidelines. In accordance with these Guidelines, trust preferred securities are limited to

Note 6— Borrowed Funds (continued)
25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital.
The remaining maturities of subordinated debentures as of March 31, 2025, are as follows (in thousands):

	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Remaining nine months ending, December 31, 2025	$—	$—
2026	—	—
2027	—	—
2028	—	—
2029	—	—
Thereafter	105,000	19,589
Total	$105,000	$19,589
Note 7— Leased Property
Lessor Arrangements
The Company enters into operating leases with customers to lease vacant space in certain owned premises that is not being used by the Company. These operating leases are typically payable in monthly installments with terms ranging from around one year to around ten years and may contain renewal options. The components of lease income, which were included in non-interest expense on the Consolidated Statements of Income, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease income	$693	$575
Total lease income	$693	$575
The remaining maturities of operating lease receivables as of March 31, 2025, are as follows (in thousands):

Operating Leases
Remaining nine months ending, December 31, 2025	$2,009
2026	2,371
2027	2,124
2028	2,061
2029	2,015
Thereafter	2,833
Total lease receivables	$13,413
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

Note 7— Leased Property (continued)
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Right-of-use assets:
Operating leases	Other assets	$12,520	$13,203
Finance leases	Other assets	3,241	3,312
Total right-of-use assets		$15,761	$16,515
Lease liabilities:
Operating leases	Other liabilities	$12,960	$13,586
Finance leases	Other liabilities	3,563	3,620
Total lease liabilities		$16,523	$17,206
The components of total lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Finance lease cost
Right-of-use asset amortization	$71	$71
Interest expense	27	28
Operating lease cost	834	634
Total lease cost	$932	$733
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of March 31, 2025, are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining nine months ending, December 31, 2025	$2,352	$251
2026	2,659	340
2027	2,237	347
2028	1,897	354
2029	1,748	361
Thereafter	4,772	2,628
Total undiscounted lease payments	15,665	4,281
Less: discount	(2,705)	(718)
Net lease liabilities	$12,960	$3,563

Note 7— Leased Property (continued)
The following table presents additional information about the Company’s leases as of March 31, 2025, and December 31, 2024.

Supplemental lease information (dollars in thousands)	March 31, 2025	December 31, 2024
Finance lease weighted average remaining lease term (years)	11.50	11.75
Finance lease weighted average discount rate	3.07%	3.06%
Operating lease weighted average remaining lease term (years)	6.74	6.84
Operating lease weighted average discount rate	4.66%	4.65%

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	2025	2024
Operating cash flows from operating leases	$778	$644
Operating cash flows from finance leases	27	28
Financing cash flows from finance leases	56	53
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Note 8— Regulatory Capital Matters
Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III Framework, an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of March 31, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2025, and December 31, 2024, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action.”

Note 8— Regulatory Capital Matters (continued)
The following table presents the actual and required capital amounts and ratios for the Company and the Bank at March 31, 2025, and December 31, 2024 (in thousands except for ratios):

	Actual		Minimum Required Capital - Basel III		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025
Total Capital to risk weighted assets
Consolidated	$954,979	14.79%	$677,758	≥ 10.5%	$645,483	N/A
Burke & Herbert Bank & Trust	942,524	14.62	676,805	≥ 10.5	644,576	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	787,414	12.20	548,661	≥ 8.5	516,387	N/A
Burke & Herbert Bank & Trust	871,171	13.52	547,890	≥ 8.5	515,661	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	759,924	11.77	451,838	≥ 7.0	419,564	N/A
Burke & Herbert Bank & Trust	871,171	13.52	451,203	≥ 7.0	418,974	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	787,414	10.12	311,095	≥ 4.0	388,869	N/A
Burke & Herbert Bank & Trust	871,171	11.22	310,691	≥ 4.0	388,364	≥ 5.0

As of December 31, 2024
Total Capital to risk weighted assets
Consolidated	$930,753	14.57%	$670,590	≥ 10.5%	$638,658	N/A
Burke & Herbert Bank & Trust	919,843	14.41	670,028	≥ 10.5	638,122	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	763,842	11.96	542,859	≥ 8.5	510,926	N/A
Burke & Herbert Bank & Trust	847,804	13.29	542,404	≥ 8.5	510,498	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	736,416	11.53	447,060	≥ 7.0	415,127	N/A
Burke & Herbert Bank & Trust	847,804	13.29	446,686	≥ 7.0	414,779	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	736,416	9.80	311,904	≥ 4.0	389,880	N/A
Burke & Herbert Bank & Trust	847,804	10.88	311,616	≥ 4.0	389,520	≥ 5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2025, approximately $265.7 million of retained earnings was available for dividend declaration consistent with the Company’s capital plan.
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
Cash flow hedges of interest rate risk
The Company’s objective in using interest rate derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, caps, and floors as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2025, such derivatives were

Note 9— Derivatives (continued)
used to hedge the variable cash flows associated with variable-rate liabilities. As of March 31, 2024, such derivatives were used to hedge the variable cash flows associated with variable-rate debt and variable-rate securities.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. During the next twelve months, the Company estimates that an additional $360.0 thousand will be reclassified as a reduction to interest expense.

Derivatives not designated as hedges
The Company enters into interest rate swaps with its loan customers to facilitate their financing requests. Upon entering into swaps with our loan customers, the Company will enter into corresponding offsetting derivatives with third parties. These derivatives represent economic hedges and do not qualify as hedges for accounting. These back-to-back interest rate swaps are reported at fair value in other assets and accrued interest and other liabilities in the Company’s Consolidated Balance Sheets. Changes in the fair value of interest rate swaps are recorded in other non-interest expense and sum to zero because of offsetting terms of swaps with borrowers and swaps with dealer counterparties.
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$250,000	$514
Interest rate swaps related to cash flow hedges	Other liabilities	$50,000	$219

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$99,699	$1,591
Interest rate swaps related to customer loans	Other liabilities	99,699	1,591

	December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$250,000	$1,368
Interest rate swaps related to cash flow hedges	Other liabilities	50,000	165

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$99,899	$1,823
Interest rate swaps related to customer loans	Other liabilities	99,899	1,823

Note 9— Derivatives (continued)
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2025, and March 31, 2024 (in thousands):

Derivatives in Cash Flow Hedging Relationships	March 31, 2025			Location of Gain or (Loss) Reclassified from AOCI into Income	March 31, 2025
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	480	480	—	Interest Expense	428	428	—
Total	$480	$480	$—		$428	$428	$—

Derivatives in Cash Flow Hedging Relationships	March 31, 2024			Location of Gain or (Loss) Reclassified from AOCI into Income	March 31, 2024
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(17)	$(17)	$—	Interest Income	$(483)	$(483)	$—
Interest Rate Products	3,385	3,385	—	Interest Expense	36	36	—
Total	$3,368	$3,368	$—		$(447)	$(447)	$—
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three months ended March 31, 2025, and March 31, 2024 (in thousands).

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended
	March 31, 2025		March 31, 2024
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$40	$428	$(443)	$36
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	40	—	40	—
Derivatives designated as hedging instruments	—	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	—	428	(483)	36
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	—	428	(483)	36
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—
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

Note 9— Derivatives (continued)
Credit-risk-related Contingent Features
As of March 31, 2025, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $0.2 million. As of March 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $0.5 million. As of March 31, 2025 and as of March 31, 2024 , the Company has posted the full amount of collateral related to these agreements.
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
A summary of the contractual amounts of the Company’s financial instruments outstanding at March 31, 2025, and December 31, 2024, is as follows (in thousands):

	March 31, 2025	December 31, 2024
Commitments to extend credit	$1,021,447	$969,317
Commercial letters of credit	30,303	13,333
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
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a recapture of credit losses on unfunded commitments of $398.8 thousand and zero provision for credit losses on unfunded commitments for the three months ended March 31, 2025 and March 31, 2024, respectively. The ACL on off-balance-sheet credit totaled $3.6 million and $4.0 million as of March 31, 2025, and December 31, 2024, and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
Litigation
The Company is a party to litigation, claims, and proceedings arising in the normal course of business that are ordinary and routine to the nature of the Company’s business and operations. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from any currently pending or threatened litigation, claims, or proceedings will not be material to the Company’s financial position as of March 31, 2025, and December 31, 2024, respectively.
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
Equity Investments
Equity investments are recorded at fair value on a recurring basis, with changes in fair value reported in net income. Through the Merger, at March 31, 2025, we acquired an investment in an S&P 500 index mutual fund that is traded on an exchange, and we classify it as Level 2.
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
Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. Such equity securities are included in other assets on the accompanying Consolidated Balance Sheets.
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

Note 11— Fair Value Measurements (continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2025, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$151,793	$—	$—	$151,793
Obligations of states and municipalities	—	716,545	—	716,545
Residential mortgage backed - agency	—	53,893	—	53,893
Residential mortgage backed - non-agency	—	246,032	—	246,032
Commercial mortgage backed - agency	—	40,811	—	40,811
Commercial mortgage backed - non-agency	—	135,010	—	135,010
Asset-backed	—	60,786	—	60,786
Other	—	31,999	—	31,999
Total investment securities available-for-sale	$151,793	$1,285,076	$—	$1,436,869

Loans held-for-sale, at fair value	$—	$1,302	$—	$1,302

Equity investments	$—	$12,258	$—	$12,258

Derivatives	$—	$2,105	$—	$2,105

Financial liabilities
Derivatives	$—	$1,810	$—	$1,810

	Fair Value Measurements at December 31, 2024, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$149,127	$—	$—	$149,127
Obligations of states and municipalities	—	698,724	—	698,724
Residential mortgage backed - agency	—	53,186	—	53,186
Residential mortgage backed - non-agency	—	247,876	—	247,876
Commercial mortgage backed - agency	—	33,071	—	33,071
Commercial mortgage backed - non-agency	—	154,511	—	154,511
Asset-backed	—	64,056	—	64,056
Other	—	31,820	—	31,820
Total investment securities available-for-sale	$149,127	$1,283,244	$—	$1,432,371

Loans held-for-sale, at fair value	$—	$2,331	$—	$2,331

Equity investments	$—	$12,407	$—	$12,407

Derivatives	$—	$3,191	$—	$3,191

Financial liabilities
Derivatives	$—	$1,988	$—	$1,988

Note 11— Fair Value Measurements (continued)
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a non-recurring basis in the financial statements:
Collateral dependent loans
Loans for which the borrower is experiencing financial difficulty and repayment is dependent upon the operation or sale of collateral, are considered collateral-dependent. For collateral-dependent loans, the fair value is measured based on the value of the collateral securing the loans, less estimated costs of disposal. Collateral may be in the form of real estate or business assets, including equipment, inventory, and accounts receivable. The vast majority of the collateral underlying collateral-dependent loans is real estate, the fair value of which is measured through an appraisal. The appraisals of the collateral supporting collateral-dependent loans may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Any fair value adjustments are recorded in the period incurred as provision for (recapture of) credit losses on the Consolidated Statements of Income. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.
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
Assets that were measured at fair value on a non-recurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at March 31, 2025, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$1,186	$1,186
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	232	232
Commercial & industrial	—	—	—	—
Single family residential	—	—	—	—
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,625	2,625

Note 11— Fair Value Measurements (continued)

	Fair Value Measurements at December 31, 2024, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$2,668	$2,668
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	232	232
Commercial & industrial	—	—	249	249
Single family residential	—	—	872	872
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,783	2,783
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at March 31, 2025, and December 31, 2024 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range
March 31, 2025
Collateral dependent loans	$1,418	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,625	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs

December 31, 2024
Collateral dependent loans	$4,021	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,783	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at March 31, 2025, and December 31, 2024, were as follows (in thousands):

		Fair Value Measurements at March 31, 2025, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$63,294	$63,294	$—	$—	$63,294
Interest-earning deposits with banks	85,552	85,552	—	—	85,552
Loans, net	5,579,754	—	—	5,448,804	5,448,804
Accrued interest	34,481	—	34,481	—	34,481

Financial Liabilities
Non-interest-bearing deposits	$1,382,427	$—	$1,382,427	$—	$1,382,427
Interest-bearing deposits	5,159,444	—	5,151,550	—	5,151,550
Short-term borrowings	300,000	—	299,696	—	299,696
Subordinated debentures, net	96,212	—	94,334	—	94,334
Subordinated debentures owed to unconsolidated subsidiary trusts	17,077	—	16,321	—	16,321
Accrued interest	6,075	—	6,075	—	6,075

Note 11— Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2024, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$35,554	$35,554	$—	$—	$35,554
Interest-bearing deposits with banks	99,760	99,760	—	—	99,760
Loans, net	5,604,196	—	—	5,465,722	5,465,722
Accrued interest	34,454	—	34,454	—	34,454

Financial Liabilities
Non-interest-bearing deposits	$1,379,940	$—	$1,379,940	$—	$1,379,940
Interest-bearing deposits	5,135,299	—	5,126,423	—	5,126,423
Short-term borrowings	365,000	—	364,985	—	364,985
Subordinated debentures, net	94,872	—	91,760	—	91,760
Subordinated debentures owed to unconsolidated subsidiary trusts	17,013	—	14,587	—	14,587
Accrued interest	6,157	—	6,157	—	6,157
Note 12— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2025, and March 31, 2024 (in thousands):

	Three months ended March 31, 2025
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$911	$(92,055)	$(4,576)	$(95,720)
Net unrealized gains (losses)	370	7,688	—	8,058
Less: net realized (gains) losses reclassified to earnings	(330)	(32)	—	(362)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$951	$(84,399)	$(4,576)	$(88,024)

	Three months ended March 31, 2024
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(490)	$(97,259)	$(5,745)	$(103,494)
Net unrealized gains (losses)	2,660	(441)	—	2,219
Less: net realized (gains) losses reclassified to earnings	353	(32)	—	321
Net change in pension plan benefits	—	—	—	—
Ending Balance	$2,523	$(97,732)	$(5,745)	$(100,954)

Note 12— Accumulated Other Comprehensive Income (Loss) (continued)
The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2025, and March 31, 2024 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item in the Statements of Income
	Three months ended
	March 31, 2025	March 31, 2024
Cash flow hedges:
Interest rate contracts	$—	$(447)	Interest income
Interest rate contracts	428	—	Interest expense
Tax effect	(98)	94	Income tax expense (benefit)
Net of tax	$330	$(353)

Available-for-sale securities:
Realized gains (losses) on securities	$1	$—	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	40	40	Interest income
Tax effect	(9)	(8)	Income tax expense (benefit)
Net of tax	$32	$32

Total reclassifications, net of tax	$362	$(321)	Net income
Note 13— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for the three months ended March 31, 2025, and March 31, 2024, is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
FDIC & other regulatory assessments	$914	$516
Historic tax credit amortization	435	632
IT related	417	550
Consultant fees	506	581
ATM, card, & network expense	1,132	551
Directors' fees	443	493
Audit expense	222	343
Legal expense	343	345
Virginia franchise tax	960	675
Marketing expense	387	329
Donation expense	11	—
Core deposit intangible amortization	4,298	—
Other	5,390	1,448
Total	$15,458	$6,463
The Company incurred Merger-related expenses of zero and $663.0 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively. These expenses are included in the consultant fees, audit fees, legal expense, donation, and other line items detailed in other operating expenses.
Note 14— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards subject to approval. Total compensation cost that has been charged against income for the share-based awards

Note 14— Share-Based Compensation (continued)
granted was $1.3 million and $590.5 thousand for the three months ended March 31, 2025, and March 31, 2024, respectively. The total income tax benefit was $264.7 thousand and $124.0 thousand for the three months ended March 31, 2025, and March 31, 2024, respectively.
2019 Stock Incentive Plan
In 2019, the Company’s Stock Incentive Plan (“2019 SIP”) was approved by the Bank’s Board of Directors (the “Bank Board). The 2019 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2019 SIP authorized 240,000 units to be issued, and the Company’s practice is using authorized unissued shares to satisfy these share-based awards. Each unit represents a contingent right to receive one common share or an equivalent amount of cash, or a combination of the two, at the discretion of the Company. Currently, we have a sufficient number of authorized unissued shares to satisfy all outstanding equity awards.
Under the 2019 SIP, the Company has issued restricted stock unit (“RSU”) awards that are both time-based and performance-based. Each RSU award will indicate the number of shares, the conditions (e.g., service, performance, and/or a combination), and the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the award at grant date.
2023 Stock Incentive Plan
In 2023, a new stock incentive plan (“2023 SIP”) was approved by the Company’s Board of Directors (the “Board”) and shareholders. Upon the plan’s shareholder approval date of March 30, 2023, no further share-based awards will be issued under the 2019 SIP. The 2023 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2023 SIP authorized the issuance of 250,000 shares, subject to an annual increase in available shares and shares and shares recycled from the 2019 SIP that were cancelled. Based on our shares outstanding as of March 31, 2025, and awards that were recycled from the 2019 SIP, the total shares authorized for issuance under the plan as of March 31, 2025 was 324,887.
A total of 77,441 and zero shares were issued during the three months ended March 31, 2025, and March 31, 2024, respectively.
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

The following is a summary of all the Company’s RSU awards issued under both the 2019 SIP and 2023 SIP:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2024	134,202	$57.67
Granted	77,441	58.49
Vested	(9,360)	54.78
Forfeited	—	—
Non-vested at March 31, 2025	202,283	$58.12

Note 14— Share-Based Compensation (continued)
As of March 31, 2025, there was $8.4 million of total unrecognized compensation costs related to non-vested shares granted under both the 2019 SIP and 2023 SIP. The cost is expected to be recognized over a weighted average period of 1.57 years.
2023 Employee Stock Purchase Plan
In 2023, an employee stock purchase plan (“2023 ESPP”) was approved by the Board and shareholders. Upon the 2023 ESPP’s shareholder approval date of March 30, 2023, the 2023 ESPP reserved 250,000 shares of common stock for issuance to employees, subject to an annual increase in reserved shares. At March 31, 2025, 305,210 shares were available to be issued. Whole shares are sold to participants in the 2023 ESPP at 85% of the lower of the stock price at the beginning or end of each semi-annual offering period. The first semi-annual offering period began on September 1, 2023, and the current semi-annual offering period began on March 1, 2025. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 15% of their annual salary.
The following table presents information for the 2023 ESPP for the three months ended March 31, 2025:

March 31, 2025
Shares purchased	7,020
Weighted average price of shares purchased	$53.01
Compensation expense recognized (in 000's)	$43.9
Stock Appreciation Rights (“SARs”)
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
Upon completion of the Merger, the Company determined the fair value per SAR using the following assumptions:

	2019 SAR	2021 SAR	2023 SAR
# of years to full vesting	7 years	7 years	7 years
Fair value	$14.89	$16.92	$14.56
Risk-free interest rate	4.51%	4.32%	4.14%
Expected dividend yield	3.95%	3.95%	3.95%
Expected common stock volatility	32.56%	32.56%	32.56%
Expected contractual life (in years)	4.77	7.20	8.77

Note 14— Share-Based Compensation (continued)
A summary of SAR and option activity during the three months ended March 31, 2025, is as follows:

			Weighted Average
Dollars in thousands, expect per share information	SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2024	223,873	$2,057	5.44	$46.87
Granted (or acquired)	—	—	—	—
Exercised	260	9	—	23.82
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2025	223,613	$2,048	5.20	$46.90

Exercisable SARs:
At March 31, 2025	188,244	$1,798	4.86	$46.56
The total fair value of SARs exercised was $7.5 thousand during the three months ended March 31, 2025. The total fair value of SARs vested was $78.0 thousand during the three months ended March 31, 2025. As of March 31, 2025, there was $508.1 thousand of total unrecognized compensation costs related to non-vested SARs acquired through the Merger. The cost is expected to be recognized over a weighted average period of 2.38 years.
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

	Three Months Ended March 31,
	2025	2024
Net income applicable to common shares (in thousands)	$26,976	$5,212

Weighted average number of shares	14,976,483	7,433,481
Options effect of dilutive shares	49,893	94,008
Weighted average dilutive shares	15,026,376	7,527,489

Basic earnings per common share	$1.80	$0.70
Diluted earnings per common share	1.80	0.69
Stock awards equivalent to 41,553 and zero shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2025, and March 31, 2024, respectively, because they are antidilutive.

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

We accounted for the Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the assets and liabilities of Summit were recorded at their respective fair values on the date of completion of the Merger. We recognized goodwill of $32.8 million in connection with the acquisition, which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The goodwill arising from the transaction is not deductible for tax purposes and consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. The fair values of assets and liabilities are subject to refinement for up to one year after the acquisition date if any additional information relative to the acquisition date fair values becomes available. The following table summarizes adjustments to goodwill subsequent to December 31, 2024 (in thousands):

Goodwill
Balance at December 31, 2024	$32,783
Adjustment to goodwill acquired in conjunction with the acquisition of Summit	59
Balance at March 31, 2025	$32,842

The adjustment to goodwill resulted in additional review of deferred tax asset estimates that were established during the Merger.

The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 7 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The fair value of intangible assets related to core deposits was $68.8 million on the date of acquisition.

The fair value of purchased financial assets with credit deterioration was $380.8 million on the date of the acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $442.3 million. After the Merger, all of the securities, held-to-maturity, were reclassified as available-for-sale.

The following table details the total consideration paid for Summit on May 3, 2024, the fair values of the assets acquired and liabilities assumed and the resulting goodwill at the acquisition date.

Note 16— Business Combination (continued)

($ in thousands, except share information)
Consideration	May 3, 2024
Common stock of Summit Financial Group, Inc.	14,686,738
Exchange ratio	0.5043
Expected Burke & Herbert common stock to be issued	7,406,522
Actual Burke & Herbert common stock issued	7,405,772
Fractional common stock to be paid in cash	750

Actual Burke & Herbert common stock issued	7,405,772
Price per share of Burke & Herbert common stock issued	$51.67
Purchase price consideration for common stock issued	382,656

Fractional common stock to be paid in cash	750
Average 10 day closing price used to pay fractional common stock	$53.66
Cash paid for fractional shares	40
Implied value of stock appreciation rights ("SARs") and restricted stock units	4,336
Fair value of preferred stock issued by Burke & Herbert	10,413
Fully diluted transaction value	$397,445

Goodwill	$32,842

Note 16— Business Combination (continued)

	As Recorded	Estimated	Estimated
	by Summit	Fair Value	Fair Value
($ in thousands)	May 3, 2024	Adjustments	May 3, 2024
Total purchase price consideration			$397,445
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and equivalents	53,357	—	53,357
Securities, available-for-sale, at fair value	491,608	—	491,608
Securities, held-to-maturity, at amortized cost	93,573	(7,430)	86,143
Equity and other investments	36,085	—	36,085
Loans, gross	3,707,940	(153,306)	3,554,634
Allowance for credit losses	(49,471)	25,991	(23,480)
Loans, net of allowance	3,658,469	(127,315)	3,531,154
Premises and equipment, net	62,255	13,276	75,531
Accrued interest receivable	19,610	—	19,610
Company-owned life insurance	86,363	—	86,363
Goodwill and intangibles	73,144	(4,384)	68,760
Other assets	43,169	11,263	54,432
Total identifiable assets acquired	4,617,633	(114,590)	4,503,043
Deposits	3,704,072	(7,136)	3,696,936
Borrowings	283,398	—	283,398
Subordinated debentures and trust preferred securities	123,533	(16,466)	107,067
Unfunded reserve liability	6,692	(3,190)	3,502
Accrued interest and other liabilities	47,537	—	47,537
Total liabilities	4,165,232	(26,792)	4,138,440
Total identifiable net assets	452,401	(87,798)	364,603
Goodwill			$32,842

Note 17— Goodwill and Other Intangible Assets
The following table presents the change in goodwill for the three months ended March 31, 2025, and March 31, 2024, (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning of period	$32,783	$—
Acquired goodwill	—	—
Goodwill adjustment	59	—
Impairment	—	—

End of period	$32,842	$—
During the year ended December 31, 2024, the Company recorded $32.8 million of goodwill associated with the acquisition of Summit. See Note 16 - Business Combination to the consolidated financial statements for additional detail regarding this transaction.
The Company performs the annual goodwill impairment test on September 30 every year.
Other intangible assets consist of the core deposit intangible which is being amortized on an accelerated basis over its estimated useful life of 7 years. During the year ended December 31, 2024, the Company recorded $68.8 million of core deposit intangibles associated with the acquisition of Summit.
The gross carrying amounts and accumulated amortization of other intangible assets for the three months ended March 31, 2025, and March 31, 2024, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning of period	$57,300	$—
Core deposit intangible acquired	—	—
Amortization	(4,298)	—
Impairment	—	—

Total core deposit intangible	$53,002	$—
The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Total amortization expense associated with intangible assets was $4.3 million for the three months ended March 31, 2025.
Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
Remaining nine months ending, December 31, 2025	$11,255
2026	13,097
2027	10,641
2028	8,186
2029	5,730
Thereafter	4,093
Total	$53,002

Note 18— Segment Information
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations of the Company should be read in conjunction with the preceding consolidated financial statements and notes presented in Item 1. Financial Statements of this Form 10-Q, as well as with the audited consolidated financial statements and notes for the year ended December 31, 2024, included in our Form 10-K filed with the SEC on March 17, 2025 (the “Form 10-K”). Historical results of operations and the percentage relationships among any amounts included and any trends that may appear may not indicate trends in operations or results of operations for any future periods. We are a financial holding company, and we conduct all of our material business operations through the Bank. As a result, the discussion and analysis below primarily relate to activities conducted at the Bank.
Disclosure Regarding Forward-Looking Statements
This Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the beliefs, goals, intentions, and expectations of the Company regarding revenues, earnings, earnings per share, loan production, asset quality, and capital levels, among other matters; our estimates of future costs and benefits of the actions we may take; our assessments of expected losses on loans; our assessments of interest rate and other market risks; our ability to achieve our financial and other strategic goals; and other statements that are not historical facts.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations, or assumptions regarding the future of the business, future plans and strategies, operational results, and other future conditions of the Company. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of our industry or our prospects, plans, financial position, or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events, or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Additionally, forward–looking statements speak only as of the date they are made; the Company does not assume any duty, does not undertake, and specifically disclaims any obligation to update such forward–looking statements, whether written or oral, that may be made from time to time, whether because of new information, future events, or otherwise, except as required by law. Furthermore, because forward–looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those indicated in or implied by such forward-looking statements because of a variety of factors, many of which are beyond the control of the Company. Further, factors identified herein are not necessarily all of the factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by any of the forward-looking statements. Other factors, including unknown or unpredictable factors, also could harm the Company. Accordingly, you should consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements made by the Company and not place undue reliance on forward-looking statements. The risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements include, but are not limited to, the following: costs or difficulties associated with newly developed or acquired operations; changes in general economic, political, or market trends (either nationally or locally in the areas in which we conduct, or will conduct, business), including inflation, changes in interest rates, market volatility and monetary fluctuations, and changes in federal government policies and practices, as well as the impact from recently announced and future tariffs on the markets we serve; increased competition; changes in consumer confidence and demand for financial services, including changes in consumer borrowing, repayment, investment, and deposit practices; changes in asset quality and credit risk; our ability to control costs and expenses; adverse developments in borrower industries or declines in real estate values; changes in and compliance with federal and state laws and regulations that pertain to our business and capital levels; our ability to raise capital as needed; the impact, extent and timing of technological changes; the effects of any cybersecurity breaches; and the other factors discussed in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of the Company's Annual Report on Form 10–K for the year ended December 31, 2024 and in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors in this Form 10-Q.

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
As of March 31, 2025, we had total consolidated assets of $7.8 billion, gross loans of $5.6 billion, total deposits of $6.5 billion, and total shareholders’ equity of $758.0 million. As of March 31, 2025, we had 814 full-time employees. None of our employees are covered by a collective bargaining agreement.
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

The Company currently has set an initial reasonable and supportable period of two years with a subsequent straight-line loss-rate reversion for the following four quarters before then utilizing historical average loss rates in remaining periods of the modeled contractual terms. Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable, reversion and post-reversion period forecasts on collectively evaluated loans. As the reasonable and supportable and reversion period forecasts reflect the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative adjustments considered by management include the following: (i) management’s assessment of macroeconomic forecasts used in the model and how those forecasts align with management’s overall evaluation of current expected credit conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio, and external factors that may ultimately impact credit quality; and (iii) underwriting and delinquency trends. The qualitative factors applied at March 31, 2025, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. Management reviews supplemental data sources including historical net charge-off rates and data measuring other specific credit outcomes from its systems of record in supporting qualitative factors. However, qualitative factor evaluations are inherently imprecise and require significant management judgement.
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
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company must consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the results of recent operations. A valuation allowance is recognized for a deferred tax asset if, based on the available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. See Note 8 — Income Taxes, in Notes to the December 31, 2024, Consolidated Financial Statements of the Company for additional information.
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
Commercial Real Estate Sector Concentration
The commercial real estate (“CRE”) sector has been impacted significantly by rising interest rates and rising vacancies, increasing the prospect of default that borrowers may face due to the record amount of upcoming maturities. In addition, the office market continues to struggle with fewer employees in the office after the COVID-19 pandemic. The Bank continues to monitor its commercial real estate portfolio by reviewing various credit risk and concentration reports. However, in late 2024 interest rates began falling, and in January 2025 the U.S. president signed an executive order requiring all federal employees to return to offices on a five-day-a-week basis. Additionally, several large private-sector employers instituted similar return to office mandates in 2024. We would expect the federal return to office mandate, combined with mandates at private sector employers and decreasing interest rates could help the region’s CRE office market; however, we cannot be certain that this would be the case or the degree to which such mandates may improve the CRE sector in our markets in 2025, if at all. Additionally, recent reductions, and possible further reductions, in the federal workforce, combined with general economic uncertainty as a result of federal trade and other policies could continue to challenge the economy and impact the CRE sector. The Bank’s exposure to CRE at March 31, 2025, was $2.8 billion, or 49.7%, of its gross loan portfolio, not including owner-occupied commercial real estate and acquisition, construction & development. Commercial real estate as a percent of total assets at March 31, 2025, was 35.8%, not including owner-occupied commercial real estate and acquisition, construction & development. Including owner-occupied commercial real estate and acquisition, construction & development, total exposure was at $3.7 billion, or 65.8%, of our total gross loans and 47.4% of total assets at March 31, 2025.
Loan balances by portfolio segment amortized cost (in thousands) and by percentage of our total gross loan portfolio at March 31, 2025, were as follows:

	March 31, 2025
	Amortized Cost	Percentage
Commercial real estate	$2,809,573	49.7%
Owner-occupied commercial real estate	589,889	10.4
Acquisition, construction & development	322,963	5.7
Commercial & industrial	613,219	10.9
Single family residential (1-4 units)	1,161,406	20.6
Consumer non-real estate and other	150,457	2.7
Total gross loans	$5,647,507	100.0%
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

The tables below present the Bank’s commercial real estate, owner-occupied commercial real estate, and acquisition, construction & development portfolios by collateral type and geographic location as of March 31, 2025 (in thousands).

	Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Retail Real Estate	$293,183	$76,916	$137,611	$37,772	$60,184	$605,666	21.6%
Multi-Family	233,949	105,437	41,109	79,140	60,727	520,362	18.5
Office Buildings/Condos	194,838	35,776	115,426	57,514	57,610	461,164	16.5
Hotels/Motels	129,581	47,541	84,385	51,077	76,493	389,077	13.8
Industrial/Warehouse	236,476	9,171	31,915	—	—	277,562	9.9
Self-Storage	60,567	24,647	1,455	—	30,794	117,463	4.2
Nursing-Assisted Living	63,022	26,250	6,138	—	37,146	132,556	4.7
Restaurants	15,913	2,285	10,220	6,894	7,829	43,141	1.5
Gas Stations	7,164	1,594	2,050	14,592	2,636	28,036	1.0
Other	148,936	7,589	12,902	43,487	21,632	234,546	8.3
Total	$1,383,629	$337,206	$443,211	$290,476	$355,051	$2,809,573	100.0%

	Owner-Occupied Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Office Buildings/Condos	$67,487	$34,456	$19,301	$635	$7,789	$129,668	22.0%
Retail	39,221	40,998	13,982	—	23,017	117,218	19.9
Industrial/Warehouse	42,460	14,799	1,295	—	18,003	76,557	13.0
Gas Stations	26,504	10,123	8,421	—	22,090	67,138	11.4
Restaurants	7,114	7,973	3,563	—	11,133	29,783	5.0
Churches/Religious Organizations	20,526	8,092	1,131	233	3,288	33,270	5.6
Coal, oil, gas, and natural resource extraction	649	8,682	—	—	—	9,331	1.6
Private School	7,396	—	—	—	—	7,396	1.3
Other	45,655	15,725	44,031	339	13,778	119,528	20.2
Total	$257,012	$140,848	$91,724	$1,207	$99,098	$589,889	100.0%

	Acquisition, Construction & Development by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Multi-Family	$17,291	$3,041	$13,152	$56,872	$40,293	$130,649	40.5%
Land	63,676	24,374	10,748	—	7,185	105,983	32.8
Office Buildings/Condos	341	—	—	—	150	491	0.2
Self-Storage	9,587	569	23,061	—	12,077	45,294	14.0
Retail Real Estate	1,492	4,665	—	—	—	6,157	1.9
Residential For-Sale	1,232	5,188	1,122	247	532	8,321	2.6
Other	8,042	3,662	4,725	—	9,639	26,068	8.0
Total	$101,661	$41,499	$52,808	$57,119	$69,876	$322,963	100.0%

CRE loans are monitored through various processes that include payment monitoring, financial reporting, and covenant compliance monitoring, and annual reviews for larger relationships. Furthermore, construction loans are monitored throughout the life of the project and the construction loan administration function is centralized within the Credit Risk Management team. Monitoring the market conditions is also an important component of prudent CRE risk management. Quarterly construction progress reviews are also completed on acquisition, construction & development loans. For each loan, management reviews the adequacy of the construction budget, adequacy of the interest reserve, pace of construction, and review of any loan covenants.
The Bank believes its underwriting and monitoring standards for commercial real estate loans are sufficient to evaluate its loan portfolio and keep it from incurring significant losses. The largest concentration of the Bank’s commercial real estate loans are in Virginia (approximately 46.8%), and the Bank does not have significant exposure to any economic areas of the country that are underperforming the national economy. Additionally, the Bank’s overall exposure to the “Office Building / Condo” collateral type is 15.9% of total commercial real estate loans, including owner-occupied commercial real estate and acquisition, construction & development. The Bank believes that the combined loan portfolio is well-diversified, generally seasoned, manageable, and will outperform the industry in terms of performance through the economic cycle; however, our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans. For further discussion see Part II, Item 1A. “Risk Factors”.
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
Applicable capital rules under the Basel III Framework require the Company and the Bank to maintain minimum Common Equity Tier 1 (“CET 1”), Tier 1, and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and counter-cyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The Basel III Framework also provides for a “counter-cyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.
Under capital adequacy guidelines and the regulatory framework for “prompt corrective action,” the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
As of March 31, 2025, and December 31, 2024, the Bank complied with all regulatory capital standards and qualifies as “well capitalized.” Note 8 - Regulatory Capital Matters in Notes to Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
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
Key Factors Affecting Financial Performance
We face a variety of risks that may impact various aspects of our financial performance from time to time. The extent of such impacts may vary depending on factors such as the current business and economic conditions, political and regulatory environment, and operational challenges. Many of these risks and our risk management strategies are described in more detail elsewhere in this Report as well as with the audited consolidated financial statements and notes for the year ended December 31, 2024, included in our Form 10-K.
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
Our financial performance is also substantially affected by a number of external factors outside of our control, including the following:
•Economic conditions, including the effects of pandemics, political conflicts, political instability, trade policies, including tariffs and other barriers to trade, the availability of labor, supply chain volatility, and any actions taken to mitigate and manage such impacts;
•The actions by the Federal Reserve, U.S. Treasury, and other government agencies, including those that impact money supply and market interest rates and inflation;
•The level of, and direction, timing, and magnitude of movement in interest rates and the shape of the interest rate yield curve;
•The functioning and other performance of and availability of liquidity in U.S. and global financial markets, including capital markets;
•Changes in the competitive landscape;
•Impacts of changes in federal, state, and local governmental policy, including on the regulatory landscape, capital markets, taxes, infrastructure spending, and social programs;
•The effect of climate change on our business and performance, including indirectly through impacts on our customers;
•The impact of market credit spreads on asset valuations;
•The ability of customers, counterparties, and issuers to perform in accordance with contractual terms and the resulting impact on our asset quality;
•Loan demand, utilization of credit commitments, and standby letters of credit; and

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

Selected Financial Data
The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of March 31, 2025, and March 31, 2024, and the selected income statement data for the three months ended March 31, 2025, and March 31, 2024, have been derived from our consolidated financial statements included elsewhere in this Form 10-Q and in other filings we have submitted with the SEC and should be read in conjunction with the other information contained in this Form 10-Q.

	As of the Three Months Ended March 31,
(In thousands, except ratios, share and per share data)	2025	2024
Selected Financial Condition Data:
Total assets	$7,838,090	$3,696,390
Total cash and cash equivalents	148,846	54,077
Total investment securities, at fair value	1,436,869	1,275,520
Net loans	5,579,754	2,093,549
Company-owned life insurance	184,018	94,755
Premises and equipment, net	132,289	61,576
Total deposits	6,541,871	2,990,113
Short-term borrowings	300,000	360,000
Total shareholders’ equity	758,000	319,308
Common shareholders’ equity	747,587	319,308

	As of or for the Three Months Ended March 31,
	2025	2024
Selected Operating Data:
Interest income	$110,786	$38,745
Interest expense	37,799	16,614
Net interest income	72,987	22,131
Provision (recapture) for credit losses	501	(670)
Total non-interest income	10,023	4,254
Total non-interest expenses	49,664	21,165
Income before income taxes	32,845	5,890
Income tax expense	5,644	678
Preferred stock dividends	225	—
Net income applicable to common shares	26,976	5,212

Per Share Data:
Average shares of common stock outstanding, basic	14,976,483	7,433,481
Average shares of common stock outstanding, diluted	15,026,376	7,527,489
Total shares of common stock outstanding	14,982,807	7,440,025
Basic net income per common share	$1.80	$0.70
Diluted net income per common share	1.80	0.69
Dividends declared per common share	0.53	0.53
Common stock dividend payout ratio (1)	29.44%	76.81%
Book value per common share (at period end)	$49.90	$42.92

	As of or for the Three Months Ended March 31,
	2025	2024
Performance Ratios:
Return on average assets	1.41%	0.58%
Return on average equity (2)	14.57	6.67
Interest rate spread (3)	3.55	1.95
Net interest margin (4)	4.18	2.68
Efficiency ratio (5)	59.83	80.22

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets	11.77%	16.56%
Total risk-based capital to risk-weighted assets	14.79	17.54
Tier 1 capital to risk-weighted assets	12.20	16.56
Tier 1 capital to average assets (leverage ratio)	10.12	11.36

Asset Quality Ratios:
Allowance coverage ratio	1.20%	1.16%
Allowance for credit losses as a percentage of non-performing loans	104.63	91.99
Net charge-offs to average outstanding loans during the period	0.02	0.00
Non-performing loans as a percentage of total loans	1.15	1.26
Non-performing assets as a percentage of total assets	0.86	0.72

Other Data:
Number of full-service branches	77	23
Number of full-time equivalent employees	814	381
(1) The dividend payout ratio represents per share dividends declared divided by diluted earnings per share.
(2) Return on average equity computed using total average equity at period-end.
(3) The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(4) The net interest margin represents fully taxable-equivalent net interest income as a percent of average interest-earning assets for the period.
(5) The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income.
Results of Operations for the Three Months Ended March 31, 2025, and March 31, 2024
General
Net income applicable to common shares for the three months ended March 31, 2025, was $27.0 million, compared to net income applicable to common shares of $5.2 million during the three months ended March 31, 2024. The $21.8 million increase was primarily due to results that reflect combined income after the Merger completion for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Net interest income increased by $50.9 million to $73.0 million for the three months ended March 31, 2025, compared to $22.1 million for the three months ended March 31, 2024. The main driver for this increase was the impact of the Merger.
For the three months ended March 31, 2025, the Company recorded credit provision expense of $0.5 million compared to a provision recapture of $0.7 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, the Company recognized additional credit loss expense on loans which led to an increase in credit provision expense for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Non-interest income increased by $5.8 million, or 135.6%, to $10.0 million for the three months ended March 31, 2025, as compared to $4.3 million for the three months ended March 31, 2024, as a result of the Merger. All categories of non-interest income increased as a result of the combined operations for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Non-interest expense increased by $28.5 million, or 134.7%, to $49.7 million for the three months ended March 31, 2025, as compared to $21.2 million for the three months ended March 31, 2024. The increase was primarily due to effect of the Merger.
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
Net interest income totaled $73.0 million for the three months ended March 31, 2025, compared to $22.1 million for the three months ended March 31, 2024. The increase in net interest income was primarily driven by higher interest earning assets, higher rates, and higher accretion income, as a result of the Merger. Accretion income associated with acquired loans and borrowings totaled $11.4 million for the three months ended March 31, 2025. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $2.2 million for the three months ended March 31, 2025.
The tax-adjusted net interest margin was 4.18% for the three months ended March 31, 2025, compared to 2.68% for the three months ended March 31, 2024. The increase in tax-adjusted net interest margin was primarily driven by the effect of the Merger and the acquisition of additional, higher-yielding interest-earning assets.
The yield for the taxable loan portfolio was 6.96% for the three months ended March 31, 2025, compared to 5.41% for the three months ended March 31, 2024. The increase was primarily the result of the effect of the Merger, which resulted in the acquisition of additional, higher-yielding loans.
The tax-adjusted yield on the total investment securities portfolio was 3.85% for the three months ended March 31, 2025, compared to 3.43% for the three months ended March 31, 2024. The increase was partly due to higher yields in our investment portfolio in addition to the Merger, which resulted in the acquisition of additional securities with higher tax-adjusted yields.
The yield on interest-bearing deposits increased to 2.53% during the three months ended March 31, 2025, from 2.41% during the three months ended March 31, 2024. The increase was a result of the Merger, which resulted in the assumption of additional interest-bearing deposits with higher interest rates.
The yield on our short-term borrowings for the three months ended March 31, 2025, was 3.88%, compared to 4.82% for the three months ended March 31, 2024. The decrease was due to decreases in the Federal Funds Rate and other short-term market rates. The yield on our subordinated debt assumed in the Merger was 9.85%.
The following table sets forth the major components of net interest income and the related yields and rates for the three months ended March 31, 2025, and March 31, 2024, for comparison (dollars in thousands).

	For the Three Months Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Loans, gross (1)(2)	$5,651,937	$97,031	6.96%	$2,085,826	$28,045	5.41%
Tax-exempt loans (1)(2)	4,057	59	5.90	—	—	N/A
Total loans	5,655,994	97,090	6.96%	2,085,826	28,045	5.41%
Interest-earning deposits and fed funds sold	40,757	579	5.76	41,692	396	3.82
Taxable AFS securities and other securities	1,039,391	9,862	3.85	989,875	8,943	3.63
Tax-exempt AFS securities (3)	435,789	4,136	3.85	259,699	1,723	2.67
Total securities	1,475,180	13,998	3.85	1,249,574	10,666	3.43
Total interest-earning assets	7,171,931	111,667	6.31	3,377,092	39,107	4.66
Non-interest-earning assets	596,807			243,145
Total assets	$7,768,738			$3,620,237

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,371,615			$812,199
Interest-bearing demand	2,216,243	11,816	2.16%	489,779	765	0.63%
Money market & savings	1,633,307	8,139	2.02	922,732	4,529	1.97
Brokered CDs & time deposits	1,253,841	11,896	3.85	745,945	7,637	4.12
Total interest-bearing deposits	5,103,391	31,851	2.53	2,158,456	12,931	2.41
Total deposits	6,475,006	31,851	1.99	2,970,655	12,931	1.75
Borrowings:
Short-term borrowings and other	336,245	3,219	3.88	307,446	3,683	4.82
Subordinated debt borrowings	112,383	2,729	9.85	—	—	N/A
Total interest-bearing liabilities	5,552,019	37,799	2.76	2,465,902	16,614	2.71
Non-interest-bearing liabilities	94,274			27,718
Equity	750,830			314,418
Total liabilities and equity	$7,768,738			$3,620,237

Taxable-equivalent net interest income /net interest spread (4)		73,868	3.55%		22,493	1.95%
Taxable-equivalent net interest margin (5)			4.18%			2.68%
Taxable-equivalent net adjustment		(881)			(362)
Net interest income		$72,987			$22,131
Net interest-earning assets	$1,619,912			$911,190
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

	Three Months Ended
	March 31, 2025	March 31, 2024
GAAP Financial Measurements
Interest income - Loans	$97,031	$28,045
Interest income - Tax-exempt loans	46	—
Interest income - Taxable AFS securities and other securities	9,487	8,943
Interest income - Tax-exempt AFS securities	3,267	1,361
Interest income - Other interest income	955	396
Total Interest Income	110,786	38,745

Interest expense - Deposits	31,851	12,931
Interest expense - Borrowed funds	3,192	3,655
Interest expense - Subordinated debt	2,729	—
Interest expense - Other	27	28
Total interest expense	37,799	16,614

Total net interest income	$72,987	$22,131

Non-GAAP Financial Measurements
Add: Tax benefit on tax-exempt interest income	$881	$362
Total tax benefit on tax-exempt interest income (1)	881	362
Tax-equivalent net interest income	$73,868	$22,493
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the three months ended March 31, 2025, and March 31, 2024, are annualized using actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Three Months Ended March 31, 2025, compared to March 31, 2024
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Yield / Rate	Net Change
Income from the interest-earning assets:
Loans,(1) gross	$60,583	$8,462	$69,045
AFS securities and other securities (1)	2,141	1,191	3,332
Interest-bearing deposits and fed funds sold	(13)	197	184
Total interest income on interest-earning assets	62,711	9,850	72,561
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	11,820	2,008	13,828
Savings deposits	1,472	(637)	835
Time deposits	4,661	(403)	4,258
Total interest expense on interest-bearing deposits	17,953	968	18,921
Borrowings	276	(740)	(464)
Total interest expense on interest-bearing liabilities	18,229	228	18,457
Taxable-equivalent net interest income	$44,482	$9,622	$54,104
(1)Yields and interest income on tax-exempt loans and securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $110.8 million for the three months ended March 31, 2025, compared to $38.7 million for the three months ended March 31, 2024, an increase of 185.9%. The increase in interest income was due to the effect of the Merger and the acquisition of additional interest-earning assets. Interest income on loans increased by $69.0 million and interest income on securities increased $2.5 million, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Interest Expense
Total interest expense was $37.8 million for the three months ended March 31, 2025, compared to $16.6 million for the three months ended March 31, 2024. The increase in interest expense was a result of the Merger and the assumption of additional interest-bearing liabilities. Interest expense on interest-bearing deposits increased by $18.9 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Interest on subordinated debt acquired in the Merger was $2.7 million for the three months ended March 31, 2025, while interest expense on short-term borrowings amounted to $3.2 million for the three months ended March 31, 2025, compared to $3.7 million for the three months ended March 31, 2024.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $0.5 million for the three months ended March 31, 2025, compared to a provision recapture of $0.7 million for the three months ended March 31, 2024. The increased provision expense was due to additional credit loss expense in the loan portfolio which was somewhat offset by a recapture in credit expense on off-balance sheet credit exposures, compared to the three months ended March 31, 2024. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Three months ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent
Fiduciary and wealth management	$2,443	$1,419	$1,024	72.2%
Service charges and fees	2,089	655	1,434	218.9
Net gains (losses) on securities	1	—	1	NM
Income from company-owned life insurance	1,193	547	646	118.1
Bank debit and other card revenue	2,884	1,132	1,752	154.8
Other non-interest income	1,413	501	912	182.0
Total	$10,023	$4,254	$5,769	135.6%
Non-interest income increased 135.6% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily driven by the Merger. The largest increase was a $1.8 million increase in bank debit and other card revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was driven by the Merger and the increase in card revenue as a result of the increase in the customer base. The second largest increase was a $1.4 million increase in service charges and fees for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily driven by an increase in deposit-based fees of $1.3 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, resulting from the increase in accounts as a result of the Merger. All other categories of non-interest income also increased, primarily due to the Merger for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Three months ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent
Salaries and wages	$20,941	$9,518	$11,423	120.0%
Pensions and other employee benefits	5,136	2,365	2,771	117.2
Occupancy	4,045	1,538	2,507	163.0
Equipment rentals, depreciation and maintenance	4,084	1,281	2,803	218.8
Other	15,458	6,463	8,995	139.2
Total	$49,664	$21,165	$28,499	134.7%
Non-interest expense increased $28.5 million, or 134.7%, for the three months ended March 31, 2025, compared to March 31, 2024. The increase was primarily due to effect of the Merger. All other categories of non-interest expense also increased, primarily due to the effect of the Merger, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. See Note 13 — Other Operating Expense in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $5.6 million for the three months ended March 31, 2025, an increase of $5.0 million from the tax provision for the three months ended March 31, 2024. The increase was due to the increase in net income and additional state taxes incurred in the combined market area after the Merger, for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, the effective tax rate was 17.2%, while the effective tax rate was 11.5% for March 31, 2024.

Analysis of Financial Condition for the Period Ended March 31, 2025, and December 31, 2024
Assets increased by $25.9 million to $7.84 billion as of March 31, 2025, compared to $7.8 billion as of December 31, 2024. Loans, net of ACL, decreased by $24.4 million from $5.6 billion as of December 31, 2024, to $5.6 billion as of March 31, 2025. Deposits increased by $26.6 million and amounted to $6.5 billion at March 31, 2025, compared to $6.5 billion at December 31, 2024. Short-term borrowings decreased by $65.0 million to $300.0 million as of March 31, 2025, compared to $365.0 million at December 31, 2024. Subordinated debt and subordinated debt owed to unconsolidated subsidiary trusts, which were assumed in the Merger, totaled $113.3 million at March 31, 2025, compared to $111.9 million at December 31, 2024.
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
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the three months ended March 31, 2025, the unrealized losses on our holdings decreased $7.7 million from December 31, 2024.
The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at March 31, 2025, or at December 31, 2024.
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
The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment for March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$165,241	$—	$13,448	$151,793
Obligations of states and municipalities	795,589	232	79,276	716,545
Residential mortgage backed - agency	57,304	301	3,712	53,893
Residential mortgage backed - non-agency	254,510	283	8,761	246,032
Commercial mortgage backed - agency	41,602	28	819	40,811
Commercial mortgage backed - non-agency	137,791	68	2,849	135,010
Asset-backed	61,396	210	820	60,786
Other	32,928	370	1,299	31,999
Total	$1,546,361	$1,492	$110,984	$1,436,869

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$165,619	$—	$16,492	$149,127
Obligations of states and municipalities	777,181	846	79,303	698,724
Residential mortgage backed - agency	57,244	121	4,179	53,186
Residential mortgage backed - non-agency	259,964	44	12,132	247,876
Commercial mortgage backed - agency	33,791	27	747	33,071
Commercial mortgage backed - non-agency	158,621	2	4,112	154,511
Asset-backed	64,308	316	568	64,056
Other	32,861	302	1,343	31,820
Total	$1,549,589	$1,658	$118,876	$1,432,371
The investment maturity table below summarizes contractual maturities for our investment securities at March 31, 2025. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.6 years at March 31, 2025. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	March 31, 2025
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$5,083	0.41%	$160,158	1.34%	$—	—%	$—	—%	$165,241	1.31%
Obligations of states and municipalities	2,000	6.00	167,205	2.83	304,160	2.48	322,224	3.07	795,589	2.80
Residential mortgage backed - agency	17	4.40	23,290	4.49	23,622	2.33	10,375	4.32	57,304	3.57
Residential mortgage backed - non-agency	10,479	3.68	72,758	3.27	140,964	4.34	30,309	4.88	254,510	4.07
Commercial mortgage backed - agency	—	—	23,859	4.63	17,743	4.88	—	—	41,602	4.73
Commercial mortgage backed - non-agency	75,360	3.09	30,083	4.63	32,348	4.40	—	—	137,791	3.73
Asset-backed	1,778	5.71	35,336	5.80	24,282	5.46	—	—	61,396	5.66
Other	—	—	2,763	8.29	15,719	5.57	14,446	9.16	32,928	7.37
Total	$94,717	3.12%	$515,452	2.93%	$558,838	3.34%	$377,354	3.49%	$1,546,361	3.23%
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

The following tables set forth the composition of our loan portfolio as of the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Commercial real estate	$2,809,573	$2,637,802
Owner-occupied commercial real estate	589,889	614,362
Acquisition, construction & development	322,963	465,537
Commercial & industrial	613,219	613,085
Single family residential (1-4 units)	1,161,406	1,173,749
Consumer non-real estate and other	150,457	167,701
Loans, gross	5,647,507	5,672,236
Allowance for credit losses	(67,753)	(68,040)
Loans, net	$5,579,754	$5,604,196
The loan portfolio, excluding ACL, at March 31, 2025, decreased by $24.7 million primarily due to the exiting of loans that do not align with the Company’s desired risk profile.
The following table shows the maturity distribution for total loans outstanding as of March 31, 2025. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balance of loans is indicated by both fixed and floating rate categories in the table below (in thousands).

	March 31, 2025
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$245,212	$163,719	$1,045,561	$368,772	$265,359	$376,090	$8,304	$336,556	$2,809,573
Owner-occupied commercial real estate	41,625	29,777	147,390	12,957	83,650	144,520	14,111	115,859	589,889
Acquisition, construction & development	29,277	77,368	25,924	94,577	31,556	23,273	5,399	35,589	322,963
Commercial & industrial	11,281	205,592	142,787	159,529	29,235	44,343	12,135	8,317	613,219
Total commercial loans	327,395	476,456	1,361,662	635,835	409,800	588,226	39,949	496,321	4,335,644
Single family residential (1-4 units)	13,926	13,500	40,153	8,674	77,815	76,227	460,965	470,146	1,161,406
Consumer non-real estate and other	6,781	109,139	26,467	614	6,246	558	119	533	150,457
Total loans	$348,102	$599,095	$1,428,282	$645,123	$493,861	$665,011	$501,033	$967,000	$5,647,507
Asset Quality
The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. The Chief Credit Officer is responsible for establishing credit risk policies and procedures, including underwriting guidelines and credit approval authority, and monitoring credit exposure and performance of the Company’s lending-related transactions. We regularly monitor the level of loan delinquencies and believe these levels are a key indicator of credit quality in our loan portfolio. We manage credit risk based on the risk profile of the borrower, repayment sources, underlying collateral, and other support given current events, economic conditions and expectations.
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
The Company’s asset quality remained relatively stable through the first quarter of 2025 with the nonaccrual loan balance increasing by $5.6 million from December 31, 2024. However, the Company’s loans 90 days past due and still accruing increased $20.8 million from December 31, 2024. The Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned as of March 31, 2025, totaled $67.4 million, up from $41.2 million at December 31, 2024.

The following table summarizes the Company’s non-performing assets as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Non-accrual loans	$41,431	$35,871
90 days past due and still accruing	23,325	2,497
Total non-performing loans	64,756	38,368

Other real estate owned	2,625	2,783

Total non-performing assets	$67,381	$41,151
Allowance for Credit Losses
Refer to the discussion in Note 1 — Nature of Business Activities and Significant Accounting Policies in Notes to Consolidated Financial Statements for management’s approach to estimating the ACL.
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
The Company recorded a provision expense of $0.9 million and a provision recapture of $0.7 million on loans for the three months ended March 31, 2025, and March 31, 2024, respectively. The increase in provision expense for the three months ended was due and increase in expected losses under the CECL model.
Gross charged-off loans were $1.4 million and $30.0 thousand for the three months ended March 31, 2025, and March 31, 2024, respectively. Gross recoveries totaled $237.0 thousand and $5.0 thousand for the three months ended March 31, 2025, and March 31, 2024, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.20% and 1.16% as of March 31, 2025, and March 31, 2024, respectively.

The following table summarizes the changes in the Company’s credit loss experience by portfolio for the three months ended March 31, 2025, and 2024 (dollars in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Loans outstanding at end of period	$5,647,507	$2,118,155
Balance of allowance at beginning of period	(68,040)	(25,301)
Loans charged-off:
Commercial real estate	—	—
Owner-occupied commercial real estate	687	—
Acquisition, construction & development	—	—
Commercial & industrial	93	—
Residential	33	—
Consumer non-real estate and other	611	30
Total loans charged-off	1,424	30
Recoveries of loans charged-off:
Commercial real estate	(6)	(3)
Owner-occupied commercial real estate	—	—
Acquisition, construction & development	—	—
Commercial & industrial	(4)	—
Residential	(132)	(1)
Consumer non-real estate and other	(95)	(1)
Total recoveries of loans charged-off	(237)	(5)
Net loan charge-offs (recoveries)	1,187	25
Provision for (recapture of) credit losses for the period	900	(670)
Ending allowance	$(67,753)	$(24,606)

Average loans outstanding during the period	$5,651,937	$2,085,826
Allowance coverage ratio (1)	1.20%	1.16%
Net charge-offs to average outstanding loans during the period (2)	0.02	0.00
Allowance for credit losses as a percentage of non-performing loans (3)	104.63	91.99
(1)The allowance coverage ratio is calculated by dividing the ACL at the end of the period by gross loans, net of unearned income at the end of the period.
(2)The Net charge-offs to average outstanding loans during the period is calculated by dividing total net loan charge-offs (recoveries) during the year by average gross loans outstanding during the year.
(3)The Allowance for credit losses as a percentage of non-performing loans ratio is calculated by dividing the ACL at the end of the period by non-accrual loans and loans 90 days past due and still accruing at the end of the period.

The following table summarizes the ACL by portfolio with a comparison of the percentage composition in relation to total ACL and allowance for credit losses and total loans as of March 31, 2025, and December 31, 2024 (dollars in thousands).

	March 31, 2025
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated ACL	Percent of Loans in Each Category to Total Loans
Commercial real estate	$34,746	51.28%	49.75%
Owner-occupied commercial real estate	3,273	4.83	10.45
Acquisition, construction & development	11,474	16.94	5.72
Commercial & industrial	8,272	12.21	10.86
Residential	9,554	14.10	20.56
Consumer non-real estate and other	434	0.64	2.66
Total	$67,753	100.00%	100.00%

	December 31, 2024
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$30,444	44.75%	46.50%
Owner-occupied commercial real estate	3,261	4.79	10.83
Acquisition, construction & development	17,386	25.55	8.21
Commercial & industrial	6,633	9.75	10.81
Residential	9,763	14.35	20.69
Consumer non-real estate and other	553	0.81	2.96
Total	$68,040	100.00%	100.00%
Derivative Financial Instruments
The Company utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The Company recognizes derivative financial instruments at fair value as either other assets or accrued interest and other liabilities on the Consolidated Balance Sheets. The Company’s use of derivative financial instruments is described more fully in Note 9 — Derivatives in Notes to Consolidated Financial Statements.
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
As of March 31, 2025, the Company has available unused borrowing capacity of $4.1 billion through its available lines of credit with the FHLB of Atlanta, the Federal Reserve Borrower-In-Custody Program line, and unsecured federal fund lines of credit from correspondent banking relationships. Advances on credit lines are secured by both securities and loans.
The following table shows certain information regarding short-term borrowings as of the three months ended March 31, 2025, and December 31, 2024, respectively (dollars in thousands):

Balance at end of period	March 31, 2025	December 31, 2024
Short-term borrowings	$300,000	$365,000
Weighted average interest yield at end of period	3.89%	3.35%
The following table shows certain information regarding long-term debt as of the three months ended March 31, 2025, and December 31, 2024, respectively (dollars in thousands):

Balance at end of period	March 31, 2025	December 31, 2024
Subordinated debentures, net	$96,212	$94,872
Subordinated debentures owed to unconsolidated subsidiary trusts	17,077	17,013
Total long-term debt	$113,289	$111,885

Weighted average interest yield at end of period	9.85%	10.08%
Deposits
Total deposits slightly increased by $26.6 million from December 31, 2024, to March 31, 2025, primarily due to a continued focus on gathering deposits across our commercial and retail businesses. The Company has brokered time deposits that amounted to $246.9 million as of March 31, 2025, and $244.8 million at December 31, 2024. All of the Company’s brokered deposits are in the form of certificates of deposits that are insured by the FDIC. Excluding the brokered deposit balance, the total deposit balance increased by $24.5 million from December 31, 2024 to March 31, 2025.
The following table sets forth the balance of each category of deposits as of the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
	Balance	Balance
Demand, non-interest-bearing	$1,382,427	$1,379,940
Demand, interest-bearing	2,224,844	2,223,540
Money market and savings	1,667,447	1,658,480
Brokered deposits	246,902	244,802
Time deposits, other	1,020,251	1,008,477
Total interest-bearing	5,159,444	5,135,299
Total deposits	$6,541,871	$6,515,239
The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 in the amounts of $1.9 billion and $1.9 billion at March 31, 2025, and December 31, 2024, respectively. The Company does not have material deposit concentration risk to any significant market, industry or individual at March 31, 2025 or December 31, 2024.

The following table sets forth maturity ranges of time deposits as of March 31, 2025, that meet or exceed the FDIC insurance limit (in thousands).

March 31, 2025
Due within 3 months or less	$149,818
Due after 3 months and within 6 months	103,935
Due after 6 months and within 12 months	29,570
Due after 12 months	8,933
Total uninsured, time deposits	$292,256
Shareholders’ Equity
Total shareholders’ equity at March 31, 2025, was $758.0 million, compared to $730.2 million at December 31, 2024. Shareholders’ equity increased by $27.8 million mostly due to an increase in earnings since December 31, 2024. Accumulated other comprehensive income/(loss) decreased $7.7 million from December 31, 2024, to March 31, 2025, from $(95.7) million to $(88.0) million.

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

	As of March 31, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percentage Change in Earnings	Percentage Change in Earnings
200	(1.7)%	(2.1)%
100	(0.6)	(0.7)
(100)	(0.5)	0.5
(200)	(1.4)	0.5
(300)	(1.8)	0.5
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at March 31, 2025, and December 31, 2024.

	As of March 31, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
200	(8.4)%	(8.7)%
100	(3.7)	(3.6)
(100)	2.8	1.9
(200)	3.2	0.5
(300)	1.9	(3.4)

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our Form 10-K for the year ended December 31, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 25, 2025, the Company announced that its Board authorized a share repurchase program pursuant to which the Company may purchase up to $50.0 million of the Company’s Common Stock in the open market or in privately negotiated transactions.

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total number of shares purchased	Average price paid per share (1) (2)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
January 1 - 31, 2025	2,829	$62.18	—	—
February 1 - 28, 2025	—	—	—	—
March 1 - 31, 2025	—	—	—	—
(1) Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.
(2) No shares were purchased by the Company under any share repurchase program during the quarter ended March 31, 2025.
(3) The Company had no share repurchase program authorized during the quarter ended March 31, 2025.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
(c) Insider Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
101#
The following materials from the registrant’s Form 10-Q Report for the quarterly period ended March 31, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104#	The cover page of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL (contained in Exhibit 101).
__________________
*    Previously filed
#    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2025

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board and Chief Executive Officer

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President, Chief Financial Officer