Form 10-Q
period 2025-06-30
Burke & Herbert Financial Services Corp.
filed 2025-08-08
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025, there were 15,022,457 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information
Item 1.     Financial Statements
Burke & Herbert Financial Services Corp. Consolidated Financial Statements:

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Cash and due from banks	$65,173	$35,554
Interest-earning deposits with banks	259,973	99,760
Cash and cash equivalents	325,146	135,314
Securities available-for-sale, at fair value	1,522,611	1,432,371
Restricted stock, at cost	42,189	33,559
Loans held-for-sale	1,511	2,331
Loans	5,590,457	5,672,236
Allowance for credit losses	(67,256)	(68,040)
Net loans	5,523,201	5,604,196
Premises and equipment, net	133,997	132,270
Other real estate owned	2,742	2,783
Accrued interest receivable	35,453	34,454
Intangible assets	49,114	57,300
Goodwill	34,149	32,783
Company-owned life insurance	182,181	182,834
Other assets	200,790	161,990
Total Assets	$8,053,084	$7,812,185

Liabilities and Shareholders’ Equity
Liabilities
Non-interest-bearing deposits	$1,363,617	$1,379,940
Interest-bearing deposits	5,027,357	5,135,299
Total deposits	6,390,974	6,515,239
Short-term borrowings	650,000	365,000
Subordinated debentures, net	97,552	94,872
Subordinated debentures owed to unconsolidated subsidiary trusts	17,140	17,013
Accrued interest and other liabilities	117,400	89,904
Total Liabilities	7,273,066	7,082,028

Commitments and contingent liabilities (see Note 10)

Shareholders’ Equity
Preferred stock and related surplus, $1.00 par value per share; 2,000,000 shares authorized; 1,500 shares issued and outstanding at June 30, 2025; 1,500 shares issued and outstanding at December 31, 2024	10,413	10,413
Common Stock	7,790	7,770
$0.50 par value; 40,000,000 shares authorized, 15,579,002 shares issued and 15,007,712 shares outstanding at June 30, 2025; 40,000,000 shares authorized, 15,540,394 shares issued and 14,969,104 shares outstanding at December 31, 2024

Common stock, additional paid-in capital	403,234	401,172
Retained earnings	474,019	434,106
Accumulated other comprehensive income (loss)	(87,854)	(95,720)
Treasury stock	(27,584)	(27,584)
571,290 shares, at cost, at June 30, 2025, and 571,290 shares, at cost, at December 31, 2024
Total Shareholders’ Equity	780,018	730,157
Total Liabilities and Shareholders’ Equity	$8,053,084	$7,812,185

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income
Taxable loans, including fees	$96,803	$81,673	$193,834	$109,718
Tax-exempt loans, including fees	43	33	89	33
Taxable securities	9,303	10,930	18,790	19,873
Tax-exempt securities	3,939	2,556	7,206	3,917
Other interest income	1,770	905	2,725	1,301
Total interest income	111,858	96,097	222,644	134,842
Interest expense
Deposits	30,431	30,373	62,282	43,304
Short-term borrowings	4,438	4,071	7,630	7,726
Subordinated debt	2,730	1,860	5,459	1,860
Other interest expense	26	28	53	56
Total interest expense	37,625	36,332	75,424	52,946
Net interest income	74,233	59,765	147,220	81,896

Credit loss expense (recapture) - loans and available-for-sale securities	717	20,100	1,617	19,430
Credit loss expense (recapture) - off-balance sheet credit exposures	(93)	3,810	(492)	3,810
Total provision (recapture) for credit losses	624	23,910	1,125	23,240
Net interest income after credit loss expense	73,609	35,855	146,095	58,656

Non-interest income
Fiduciary and wealth management	2,425	2,211	4,868	3,630
Service charges and fees	2,036	1,813	4,125	2,470
Net gains on securities	38	613	39	613
Income from company-owned life insurance	2,982	922	4,175	1,469
Bank debit and other card revenue	3,024	2,457	5,908	3,588
Other non-interest income	2,372	1,489	3,785	1,989
Total non-interest income	12,877	9,505	22,900	13,759

Non-interest expense
Salaries and wages	21,320	20,895	42,261	30,413
Pensions and other employee benefits	4,067	5,303	9,203	7,668
Occupancy	3,521	2,997	7,566	4,535
Equipment rentals, depreciation and maintenance	4,100	12,663	8,184	13,944
Other operating	16,297	22,574	31,755	29,037
Total non-interest expense	49,305	64,432	98,969	85,597

Income (loss) before income taxes	37,181	(19,072)	70,026	(13,182)
Income tax expense (benefit)	7,284	(2,153)	12,928	(1,475)

Net income (loss)	29,897	(16,919)	57,098	(11,707)
Preferred stock dividends	225	225	450	225
Net income (loss) applicable to common shares	$29,672	$(17,144)	$56,648	$(11,932)

Earnings (loss) per common share:
Basic	$1.98	$(1.41)	$3.78	$(1.22)
Diluted	1.97	(1.41)	3.77	(1.22)
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$29,897	$(16,919)	$57,098	$(11,707)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gain (loss) arising during period, net of tax of ($43) and ($221) for the three months ended June 30, 2025, and June 30, 2024, respectively, net of tax of ($2,560) and ($104) for the six months ended June 30, 2025, and June 30, 2024, respectively	145	833	8,571	392
Reclassification adjustment for loss (gain) on securities, net of tax of $9 and $129 for the three months ended June 30, 2025, and June 30, 2024, respectively, net of tax of $9 and $129 for the six months ended June 30, 2025, and June 30, 2024, respectively	(29)	(484)	(30)	(484)
Reclassification adjustment for loss (gain) on fair value hedge, net of tax of $9 and $9 for the three months ended June 30, 2025, and June 30, 2024, respectively, net of tax of $19 and $17 for the six months ended June 30, 2025, and June 30, 2024, respectively	(31)	(32)	(62)	(64)
Defined benefit pension plans:
Changes in pension plan benefits, net of tax of $8 and $— for the three months ended June 30, 2025, and June 30, 2024, respectively, net of tax of $8 and — for the six months ended June 30, 2025, and June 30, 2024, respectively	(26)	—	(26)	—
Unrealized gain (loss) on cash flow hedge:
Unrealized holding gain (loss) on cash flow hedge, net of tax of ($202) and ($238) for the three months ended June 30, 2025, and June 30, 2024, respectively, net of tax of ($91) and ($945) for the six months ended June 30, 2025, and June 30, 2024, respectively	675	894	305	3,554
Reclassification adjustment for losses (gains) included in net income, net of tax $168 and $183 for the three months ended June 30, 2025, and June 30, 2024, respectively, net of tax of $266 and $89 for the six months ended June 30, 2025, and June 30, 2024, respectively	(564)	(687)	(892)	(334)
Total other comprehensive income (loss)	170	524	7,866	3,064
Comprehensive income (loss)	$30,067	$(16,395)	$64,964	$(8,643)

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended June 30, 2025, and 2024
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance March 31, 2025	$10,413	14,982,807	$7,777	$402,682	$452,736	$(88,024)	$(27,584)	$758,000
Net income	—	—	—	—	29,897	—	—	29,897
Other comprehensive income (loss)	—	—	—	—	—	170	—	170
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(8,254)	—	—	(8,254)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	24,905	13	552	(135)	—	—	430
Balance June 30, 2025	$10,413	15,007,712	$7,790	$403,234	$474,019	$(87,854)	$(27,584)	$780,018

Balance March 31, 2024	$—	7,440,025	$4,006	$15,308	$428,532	$(100,954)	$(27,584)	$319,308
Acquisition of Summit Financial Group, Inc.	10,413	7,405,772	3,703	383,329	—	—	—	397,445
Net income (loss)	—	—	—	—	(16,919)	—	—	(16,919)
Other comprehensive income (loss)	—	—	—	—	—	524	—	524
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(7,869)	—	—	(7,869)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	86,372	43	916	(97)	—	—	862
Balance June 30, 2024	$10,413	14,932,169	$7,752	$399,553	$403,422	$(100,430)	$(27,584)	$693,126
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2025, and 2024
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance December 31, 2024	$10,413	14,969,104	$7,770	$401,172	$434,106	$(95,720)	$(27,584)	$730,157
Net income	—	—	—	—	57,098	—	—	57,098
Other comprehensive income (loss)	—	—	—	—	—	7,866	—	7,866
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(16,491)	—	—	(16,491)
Preferred stock cash dividends, declared	—	—	—	—	(450)	—	—	(450)
Share-based compensation expense, net	—	38,608	20	2,062	(244)	—	—	1,838
Balance June 30, 2025	$10,413	15,007,712	$7,790	$403,234	$474,019	$(87,854)	$(27,584)	$780,018

Balance December 31, 2023	$—	7,428,710	$4,000	$14,495	$427,333	$(103,494)	$(27,584)	$314,750
Acquisition of Summit Financial Group, Inc.	10,413	7,405,772	3,703	383,329	—	—	—	397,445
Net income (loss)	—	—	—	—	(11,707)	—	—	(11,707)
Other comprehensive income (loss)	—	—	—	—	—	3,064	—	3,064
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(11,808)	—	—	(11,808)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	97,687	49	1,729	(171)	—	—	1,607
Balance June 30, 2024	$10,413	14,932,169	$7,752	$399,553	$403,422	$(100,430)	$(27,584)	$693,126
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net Income (loss)	$57,098	$(11,707)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	3,391	2,315
Amortization of other intangible assets	8,297	2,865
Amortization on assumed liabilities	3,599	2,526
Accretion income related to acquired loans	(22,979)	(13,302)
Amortization of housing tax credits	3,567	2,745
Realized (gain) on sales of available-for-sale securities	(39)	(613)
Realized (gain) loss on sales of OREO property	2	(26)
Provision for credit losses	1,125	23,240
Income from company-owned life insurance	(4,175)	(1,469)
Deferred tax expense (benefit)	11,351	(38,461)
Loss on disposal of fixed assets	86	473
Accretion of securities	(2,183)	(1,654)
Amortization of securities	4,849	4,631
Share-based compensation expense	2,470	1,496
Repayment of operating lease liabilities	(1,267)	(1,111)
(Gain) on loans held-for-sale	(184)	(199)
Proceeds from sale of loans held-for-sale	14,479	14,105
Change in fair value of loans held-for-sale	—	28
Originations of loans held-for-sale	(13,475)	(15,705)
(Increase) in accrued interest receivable	(999)	(1,501)
(Increase) in other assets	(55,847)	(39,733)
Increase in accrued interest payable and other liabilities	28,522	32,178
Net cash flows provided by (used in) operating activities	$37,688	$(38,879)

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	107,736	128,020
Proceeds from sale of securities available-for-sale, net	963	365,990
Purchases of securities available-for-sale, net	(193,692)	(480,920)
Cash (paid) from merger, net	—	(750)
Sales of restricted stock	29,069	24,201
Purchases of restricted stock	(37,699)	(33,406)
Purchases of property and equipment, net of disposals	(5,204)	(2,523)
Proceeds from company-owned life insurance	4,827	1,433
Proceeds from sale of OREO property	161	—
Decrease in loans made to customers, net	102,851	163,612
Net cash flows provided by investing activities	$9,012	$165,657

Cash Flows from Financing Activities
Net (decrease) in non-interest-bearing accounts	(16,323)	(14,966)
Net (decrease) in interest-bearing accounts	(108,980)	(56,300)
Net increase in other short-term borrowings	285,000	122,064
Repayment of finance lease liabilities	(113)	(107)
Cash dividends paid	(16,941)	(12,033)
Proceeds from employee stock purchase program	354	208

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

Issuance of common stock	135	1,778
Sale of treasury stock	—	—
Net cash flows provided by financing activities	$143,132	$40,644
Increase in cash and cash equivalents	189,832	167,422
Cash and cash equivalents
Beginning of period	135,314	44,498
End of period	$325,146	$211,920

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$63,801	$41,716
Interest paid on short-term borrowings	8,781	14,004
Interest paid on subordinated debt and trust preferred securities	2,652	1,860
Interest paid on finance leases	53	56
Income taxes	5,293	775
Change in unrealized gains on available-for-sale securities	7,876	(105)
Lease liability arising from obtaining right-of-use assets	—	10,362
Loans transferred to other real estate owned	117	—
Common stock issued for merger, net	—	387,032
Preferred stock issued for merger, net	—	10,413
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
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for any other interim period or for the full year. All December 31, 2024, amounts and disclosures included in this quarterly report were derived from the Company’s audited consolidated financial statements. Certain items in the prior period have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or on shareholders’ equity.
Newly issued not yet adopted accounting standards
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income—Expense Disaggregation Disclosures. This ASU seeks to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU is not expected to have a material impact on our consolidated financial statements.
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

Note 2— Securities
The carrying amount of available-for-sale (“AFS”) securities and their approximate fair values at June 30, 2025, and December 31, 2024, are summarized as follows (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$164,859	$—	$11,514	$153,345
Obligations of states and municipalities	892,321	315	83,503	809,133
Residential mortgage backed - agency	58,174	246	3,283	55,137
Residential mortgage backed - non-agency	240,055	482	7,533	233,004
Commercial mortgage backed - agency	55,105	60	716	54,449
Commercial mortgage backed - non-agency	132,095	360	2,347	130,108
Asset-backed	57,268	81	923	56,426
Other	32,076	262	1,329	31,009
Total	$1,631,953	$1,806	$111,148	$1,522,611

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$165,619	$—	$16,492	$149,127
Obligations of states and municipalities	777,181	846	79,303	698,724
Residential mortgage backed - agency	57,244	121	4,179	53,186
Residential mortgage backed - non-agency	259,964	44	12,132	247,876
Commercial mortgage backed - agency	33,791	27	747	33,071
Commercial mortgage backed - non-agency	158,621	2	4,112	154,511
Asset-backed	64,308	316	568	64,056
Other	32,861	302	1,343	31,820
Total	$1,549,589	$1,658	$118,876	$1,432,371
At June 30, 2025, and December 31, 2024, AFS securities with amortized costs of $1.1 billion and $1.2 billion, respectively, and with estimated fair values of $1.0 billion and $1.1 billion, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.
The proceeds from sales, calls, and maturities of debt securities available-for-sale, including principal payments received, and the related gross gains and losses realized, for the six months ended June 30, 2025, and June 30, 2024, were as follows (in thousands):

	Proceeds from			Gross realized
Six Months Ended June 30,	Sales	Calls and maturities	Principal Payments	Gains	Losses
2025	$963	$25,281	$82,455	$45	$6
2024	365,990	32,801	95,219	2,637	2,024
The tax benefit (provision) related to these net realized gains and losses for June 30, 2025, and June 30, 2024, was ($8.2) thousand, and ($128.7) thousand, respectively.
The maturities of AFS securities at June 30, 2025, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

Note 2— Securities (continued)

	June 30, 2025
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$5,055	$159,804	$—	$—	$164,859
Obligations of states and municipalities	2,715	205,979	364,792	318,835	892,321
Residential mortgage backed - agency	17	23,332	24,495	10,330	58,174
Residential mortgage backed - non-agency	8,605	64,445	158,469	8,536	240,055
Commercial mortgage backed - agency	—	26,900	28,205	—	55,105
Commercial mortgage backed - non-agency	64,301	35,499	32,295	—	132,095
Asset-backed	121	33,472	23,675	—	57,268
Other	—	2,775	19,531	9,770	32,076
Total	$80,814	$552,206	$651,462	$347,471	$1,631,953

	June 30, 2025
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$4,961	$148,384	$—	$—	$153,345
Obligations of states and municipalities	2,718	195,381	332,304	278,730	809,133
Residential mortgage backed - agency	17	23,202	21,356	10,562	55,137
Residential mortgage backed - non-agency	8,548	61,874	153,969	8,613	233,004
Commercial mortgage backed - agency	—	26,347	28,102	—	54,449
Commercial mortgage backed - non-agency	63,630	34,561	31,917	—	130,108
Asset-backed	120	32,979	23,327	—	56,426
Other	—	2,885	18,456	9,668	31,009
Total	$79,994	$525,613	$609,431	$307,573	$1,522,611
At June 30, 2025, and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.

Note 2— Securities (continued)
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025, and December 31, 2024.
AFS securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	June 30, 2025
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$153,345	$11,514	$11,514
Obligations of states and municipalities	354,688	11,627	433,430	71,876	83,503
Residential mortgage backed - agency	—	—	42,612	3,283	3,283
Residential mortgage backed - non-agency	69,428	648	116,182	6,885	7,533
Commercial mortgage backed - agency	8,973	27	27,716	689	716
Commercial mortgage backed - non-agency	24,215	57	70,438	2,290	2,347
Asset-backed	20,166	134	27,299	789	923
Other	—	—	22,643	1,329	1,329
Total	$477,470	$12,493	$893,665	$98,655	$111,148

	December 31, 2024
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$149,127	$16,492	$16,492
Obligations of states and municipalities	181,027	5,338	433,488	73,965	79,303
Residential mortgage backed - agency	203	2	42,233	4,177	4,179
Residential mortgage backed - non-agency	110,191	1,911	134,727	10,221	12,132
Commercial mortgage backed - agency	3,412	29	28,885	718	747
Commercial mortgage backed - non-agency	30,064	523	108,761	3,589	4,112
Asset-backed	4,140	4	29,243	564	568
Other	15,123	138	8,295	1,205	1,343
Total	$344,160	$7,945	$934,759	$110,931	$118,876
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
The Company did not record an ACL on the AFS securities as of June 30, 2025, or December 31, 2024. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 528 securities in an unrealized loss position as of June 30, 2025. The Company has evaluated AFS securities in an unrealized loss position for credit-related impairment at June 30, 2025, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at June 30, 2025.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At June 30, 2025, the unrealized losses associated with 11 U.S. Treasuries and Government Agency securities, 12 Residential Mortgage Backed – Agency securities, and 14 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2025.
Securities of U.S. States and Municipalities
At June 30, 2025, the unrealized losses associated with 386 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These securities are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2025.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At June 30, 2025, the unrealized losses associated with 61 Residential Mortgage Backed – Non-Agency securities and 16 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2025.
Asset-Backed Securities
At June 30, 2025, the unrealized losses associated with 20 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2025.
Other Securities
At June 30, 2025, the unrealized losses associated with 8 securities were primarily driven by interest rates and not the credit quality of the securities. These investments were underwritten in accordance with our own investment standards prior to the

Note 2— Securities (continued)
decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2025.
Restricted stock, at cost
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $26.8 million and $18.2 million at June 30, 2025, and December 31, 2024, respectively. The Company’s investment in Federal Reserve Bank stock totaled $14.8 million and $14.8 million at June 30, 2025, and December 31, 2024, respectively. FHLB and Federal Reserve stock are generally viewed as long-term investments and as restricted investment securities, which are carried at cost, because there is no market for the stocks other than member institutions. Therefore, when evaluating FHLB and Federal Reserve stock for impairment, their values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be impaired at June 30, 2025, and no impairment has been recognized. FHLB stock and Federal Reserve stock are included in a separate line item, restricted stock, at cost on the Consolidated Balance Sheets and are not part of the Company’s AFS securities portfolio.
The Company’s restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $111 thousand at June 30, 2025, and $111 thousand at December 31, 2024, which is carried at cost and is not impaired at June 30, 2025. The Company also has other restricted investments including Independent Community Bancorp, Inc. and WV Bankers Title which are included in restricted stock on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.
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

Note 3— Loans (continued)

Loan balances as of June 30, 2025, and December 31, 2024, by portfolio segment were as follows (in thousands):

	June 30, 2025	December 31, 2024
Commercial real estate	$2,767,261	$2,637,802
Owner-occupied commercial real estate	617,811	614,362
Acquisition, construction & development	347,659	465,537
Commercial & industrial	605,064	613,085
Single family residential (1-4 units)	1,148,869	1,173,749
Consumer non-real estate and other	103,793	167,701
Loans, gross	5,590,457	5,672,236
Allowance for credit losses	(67,256)	(68,040)
Loans, net	$5,523,201	$5,604,196
Net deferred loan fees included in the above loan categories totaled $4.9 million and $4.4 million at June 30, 2025, and December 31, 2024, respectively.
Note 4— Allowance for Credit Losses
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
The following tables present the activity in the ACL for the three and six months ended June 30, 2025, and for the three and six months ended June 30, 2024, including the impact of the allowance established for Purchase Credit Deteriorated (“PCD”) loans for the three and six months ended June 30, 2024, (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Total
Three months ended
June 30, 2025
Balance, beginning of period	$34,746	$3,273	$11,474	$8,272	$9,554	$434	$67,753
Provision for (recapture of) credit losses	(6,543)	660	611	2,454	2,669	866	717
Charge-offs	(97)	(413)	—	(104)	(45)	(881)	(1,540)
Recoveries	7	10	—	21	30	258	326
Balance, end of period	$28,113	$3,530	$12,085	$10,643	$12,208	$677	$67,256

June 30, 2024
Balance, beginning of period	$18,977	$782	$674	$824	$3,272	$77	$24,606
Allowance established for acquired PCD loans	7,503	1,931	5,968	5,684	2,608	216	23,910
Provision for (recapture of) credit losses	1,030	2,327	11,997	(1,594)	5,805	535	20,100
Charge-offs	(210)	—	—	(146)	(37)	(218)	(611)
Recoveries	4	—	—	—	—	8	12
Balance, end of period	$27,304	$5,040	$18,639	$4,768	$11,648	$618	$68,017

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & Industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Total
Six months ended
June 30, 2025
Balance, beginning of period	30,444	3,261	17,386	6,633	9,763	553	68,040
Provision for (recapture of) credit losses	(2,247)	1,359	(5,301)	4,182	2,361	1,263	1,617
Charge-offs	(116)	(1,100)	(1)	(197)	(37)	(1,513)	(2,964)
Recoveries	32	10	1	25	121	374	563
Balance, end of period	28,113	3,530	12,085	10,643	12,208	677	67,256

June 30, 2024
Balance, beginning of period	20,633	783	368	645	2,797	75	25,301
Allowance established for acquired PCD loans	7,503	1,931	5,968	5,684	2,608	216	23,910
Provision for (recapture of) credit losses	(629)	2,326	12,303	(1,415)	6,279	566	19,430
Charge-offs	(210)	—	—	(146)	(37)	(248)	(641)
Recoveries	7	—	—	—	1	9	17
Balance, end of period	27,304	5,040	18,639	4,768	11,648	618	68,017

Note 4— Allowance for Credit Losses (continued)
The recorded investment in loans excludes accrued interest receivable due to immateriality. The following table presents the aging of the recorded investment in past due loans as of June 30, 2025, and December 31, 2024, by portfolio segment (in thousands):

	June 30, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due or More & Still Accruing	Non-accrual loans
Commercial real estate	$7,400	$14,810	$35,729	$57,939	$2,709,322	$2,767,261	$856	$51,383
Owner-occupied commercial real estate	3,147	1,750	4,707	9,604	608,207	617,811	188	4,987
Acquisition, construction & development	3,781	4,131	5,972	13,884	333,775	347,659	812	12,190
Commercial & industrial	1,287	3,037	3,898	8,222	596,842	605,064	531	5,511
Single family residential (1-4 units)	4,922	4,839	2,869	12,630	1,136,239	1,148,869	2,083	6,802
Consumer non-real estate and other	879	173	155	1,207	102,586	103,793	2	186
Total	$21,416	$28,740	$53,330	$103,486	$5,486,971	$5,590,457	$4,472	$81,059

	December 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due or More & Still Accruing	Non-accrual loans
Commercial real estate	$10,974	$—	$8,440	$19,414	$2,618,388	$2,637,802	$—	$19,183
Owner-occupied commercial real estate	1,160	1,636	5,240	8,036	606,326	614,362	307	5,760
Acquisition, construction & development	5,210	38	1,243	6,491	459,046	465,537	812	1,098
Commercial & industrial	1,654	1,594	1,469	4,717	608,368	613,085	350	1,757
Single family residential (1-4 units)	20,724	4,379	3,420	28,523	1,145,226	1,173,749	1,012	7,857
Consumer non-real estate and other	637	300	195	1,132	166,569	167,701	16	216
Total	$40,359	$7,947	$20,007	$68,313	$5,603,923	$5,672,236	$2,497	$35,871
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025
	Term Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate
Pass	$84,619	$249,191	$413,969	$484,097	$376,050	$674,497	$119,358	$2,401,781
Special Mention	—	—	3,336	36,780	30,031	54,017	4,149	128,313
Substandard	—	—	15,751	41,766	71,733	67,204	35,594	232,048
Doubtful	—	—	—	3,238	—	1,881	—	5,119
Loss	—	—	—	—	—	—	—	—
Total	$84,619	$249,191	$433,056	$565,881	$477,814	$797,599	$159,101	$2,767,261

Year to date gross charge-offs	$—	$—	$—	$—	$—	$116	$—	$116

Owner-occupied commercial real estate
Pass	$43,411	$63,435	$68,340	$88,947	$120,226	$184,903	$29,536	$598,798
Special Mention	—	—	—	—	238	4,183	—	4,421
Substandard	—	—	527	1,935	1,112	5,986	75	9,635
Doubtful	—	—	—	3,415	1,542	—	—	4,957
Loss	—	—	—	—	—	—	—	—
Total	$43,411	$63,435	$68,867	$94,297	$123,118	$195,072	$29,611	$617,811

Year to date gross charge-offs	$—	$—	$—	$363	$10	$632	$95	$1,100

Acquisition, construction & development
Pass	$13,931	$27,659	$122,173	$62,589	$69,499	$16,735	$20,728	$333,314
Special Mention	—	—	397	—	—	139	—	536
Substandard	—	—	—	812	3,515	5,048	—	9,375
Doubtful	—	—	—	3,516	—	—	190	3,706
Loss	180	—	—	—	—	—	548	728
Total	$14,111	$27,659	$122,570	$66,917	$73,014	$21,922	$21,466	$347,659

Year to date gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

Commercial & industrial
Pass	$95,357	$98,144	$36,019	$39,198	$20,714	$31,905	$202,896	$524,233
Special Mention	535	309	278	33,319	10,392	1,473	16,573	62,879
Substandard	—	34	823	2,560	569	1,671	12,226	17,883
Doubtful	—	—	24	—	—	—	—	24
Loss	—	—	—	—	—	37	8	45
Total	$95,892	$98,487	$37,144	$75,077	$31,675	$35,086	$231,703	$605,064

Year to date gross charge-offs	$—	$—	$—	$—	$—	$14	$183	$197

Single family residential (1-4 units)
Pass	$22,914	$88,920	$144,181	$192,307	$134,521	$388,222	$170,688	$1,141,753
Special Mention	—	—	—	—	—	202	—	202
Substandard	—	—	1,522	820	736	3,274	450	6,802
Doubtful	—	—	—	—	—	95	16	111
Loss	—	—	—	—	—	1	—	1
Total	$22,914	$88,920	$145,703	$193,127	$135,257	$391,794	$171,154	$1,148,869

Note 4— Allowance for Credit Losses (continued)

Year to date gross charge-offs	$—	$—	$—	$—	$—	$30	$7	$37

Consumer non-real estate and other
Pass	$4,984	$14,702	$7,869	$3,969	$1,111	$2,625	$68,432	$103,692
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	65	33	—	—	—	—	98
Doubtful	—	—	—	—	2	1	—	3
Loss	—	—	—	—	—	—	—	—
Total	$4,984	$14,767	$7,902	$3,969	$1,113	$2,626	$68,432	$103,793

Year to date gross charge-offs	$1,195	$160	$116	$38	$—	$—	$4	$1,513

Totals	$265,931	$542,459	$815,242	$999,268	$841,991	$1,444,099	$681,467	$5,590,457

	December 31, 2024
	Term Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate
Pass	$248,023	$378,322	$482,195	$337,136	$153,187	$588,490	$96,914	$2,284,267
Special Mention	—	7,148	30,018	52,885	7,154	57,255	28,211	182,671
Substandard	—	2,232	49,752	39,636	2,999	52,740	23,505	170,864
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$248,023	$387,702	$561,965	$429,657	$163,340	$698,485	$148,630	$2,637,802

Year to date gross charge-offs	$—	$—	$—	$—	$—	$382	$—	$382

Owner-occupied commercial real estate
Pass	$61,433	$72,571	$93,941	$126,700	$36,197	$170,809	$32,452	$594,103
Special Mention	—	—	—	243	2,729	1,275	—	4,247
Substandard	—	—	5,192	1,496	5,499	3,594	82	15,863
Doubtful	—	—	—	—	—	149	—	149
Loss	—	—	—	—	—	—	—	—
Total	$61,433	$72,571	$99,133	$128,439	$44,425	$175,827	$32,534	$614,362

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Acquisition, construction & development
Pass	$25,461	$109,751	$90,652	$147,702	$3,564	$16,312	$15,107	$408,549
Special Mention	—	—	—	2,641	142	—	—	2,783
Substandard	—	13,115	4,467	3,326	21,372	63	11,564	53,907
Doubtful	—	—	—	—	—	—	298	298
Loss	—	—	—	—	—	—	—	—
Total	$25,461	$122,866	$95,119	$153,669	$25,078	$16,375	$26,969	$465,537

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$108,206	$57,280	$47,828	$35,189	$15,109	$28,019	$237,852	$529,483
Special Mention	365	—	35,237	10,898	1,505	—	16,856	64,861
Substandard	37	285	4,482	618	523	1,029	11,765	18,739
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	2	—	2
Total	$108,608	$57,565	$87,547	$46,705	$17,137	$29,050	$266,473	$613,085

Year to date gross charge-offs	$—	$10	$195	$87	$—	$9	$—	$301

Single family residential (1-4 units)

Note 4— Allowance for Credit Losses (continued)

Pass	$88,857	$152,438	$201,410	$142,719	$77,783	$332,025	$170,077	$1,165,309
Special Mention	—	—	—	—	—	214	174	388
Substandard	—	1,494	800	586	605	3,935	437	7,857
Doubtful	—	—	—	—	—	—	—	—
Loss	93	—	—	—	—	1	101	195
Total	$88,950	$153,932	$202,210	$143,305	$78,388	$336,175	$170,789	$1,173,749

Year to date gross charge-offs	$—	$39	$28	$—	$—	$123	$—	$190

Consumer non-real estate and other
Pass	$21,095	$10,796	$6,122	$1,836	$1,096	$2,797	$123,148	$166,890
Special Mention	15	—	—	—	—	—	—	15
Substandard	363	90	17	—	—	17	—	487
Doubtful	—	—	—	5	3	—	—	8
Loss	289	12	—	—	—	—	—	301
Total	$21,762	$10,898	$6,139	$1,841	$1,099	$2,814	$123,148	$167,701

Year to date gross charge-offs	$468	$71	$17	$1	$—	$20	$357	$934

Totals	$554,237	$805,534	$1,052,113	$903,616	$329,467	$1,258,726	$768,543	$5,672,236
The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
June 30, 2025
Commercial real estate	$5,824	$4,660	$46,586	$52,410	$4,660
Owner-occupied commercial real estate	—	—	5,492	5,492	—
Acquisition, construction & development	427	194	12,314	12,741	194
Commercial & industrial	4,017	3,832	332	4,349	3,832
Single family residential (1-4 units)	—	—	3,893	3,893	—
Consumer non-real estate and other	—	—	—	—	—
Total	$10,268	$8,686	$68,617	$78,885	$8,686

	December 31, 2024
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2024
Commercial real estate	$7,459	$4,791	$12,439	$19,898	$4,791
Owner-occupied commercial real estate	—	—	1,833	1,833	—
Acquisition, construction & development	535	303	369	904	303
Commercial & industrial	983	734	348	1,331	734
Single family residential (1-4 units)	898	26	3,408	4,306	26
Consumer non-real estate and other	—	—	—	—	—
Total	$9,875	$5,854	$18,397	$28,272	$5,854

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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the six months ended June 30, 2025, and for the year ended, December 31, 2024, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
Other Real Estate Owned
Real estate owned activity was as follows for the six months ended June 30, 2025, and for the year ended, December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Beginning balance	$2,783	$—
Loans acquired/transferred to real estate owned	117	3,541
Capital expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	(158)	(758)

End of period balance	$2,742	$2,783
Note 5— Deposits
The aggregate amount of time deposits that meet or exceed the FDIC Insurance Limit of $250,000, was approximately $289.7 million and $284.4 million on June 30, 2025, and December 31, 2024, respectively. Brokered time deposits, which are fully insured, totaled $132.1 million and $244.8 million as of June 30, 2025, and December 31, 2024, respectively. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $28.1 million at June 30, 2025, compared to $35.7 million at December 31, 2024.

Note 5— Deposits (continued)
The remaining maturities of time deposits as of June 30, 2025 are as follows (in thousands):

As of June 30, 2025
Remaining six months ending, December 31, 2025	$941,496
2026	161,981
2027	18,077
2028	9,431
2029	6,206
Thereafter	8,000
Total	$1,145,191
At June 30, 2025, and December 31, 2024, amounts included in time deposits for individual retirement accounts totaled $116.2 million and $118.9 million, respectively.
Overdrafts of $730.0 thousand and $1.6 million were reclassified to loans as of June 30, 2025, and the year ended December 31, 2024, respectively.
Note 6— Borrowed Funds
Short-term borrowings
The Company had borrowings of $650.0 million and $365.0 million at June 30, 2025, and December 31, 2024, respectively. At June 30, 2025, the interest rate on this debt ranged from 4.40% to 4.50%. At December 31, 2024, the interest rate on this debt ranged from 4.43% to 4.57%. The average balance outstanding during the six months ending June 30, 2025, and the year ending December 31, 2024, was $393.8 million and $422.5 million, respectively. The Company has a finance lease liability that is not included in these balances - see Note 7 - Leased Property for a discussion of this liability that is included in the accrued interest and other liabilities line in the Consolidated Balance Sheets.
The Company has available secured lines of credit with the Federal Reserve Bank of Richmond, such as the Borrower-In-Custody program, the FHLB of Atlanta, and unsecured federal funds lines of credit from correspondent banking relationships. Through these sources, the Company has unused capacity of $4.1 billion in remaining borrowing capacity as of June 30, 2025. The advances on credit lines are secured by both securities and loans. The lendable collateral value of securities and loans pledged against available lines of credit as of June 30, 2025, and December 31, 2024, was $3.2 billion and $3.1 billion, respectively. As of June 30, 2025, all of the Company’s borrowings will mature within one calendar year.
The contractual maturities of these borrowings, which all occur within one year of the reporting date, are as follows as of June 30, 2025, (in thousands):

Due in 2025	$650,000
Total	$650,000
Long-term borrowings
Subordinated Debentures
As part of the Merger, Burke & Herbert assumed $75.0 million of subordinated debentures, that were fair valued at $61.5 million with a $13.5 million discount being amortized into interest expense over the stated maturity. As of June 30, 2025, the net balance was $67.6 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced 20% each year until maturity. The subordinated debentures were issued in the fourth quarter of 2021. This subordinated debt bears interest at a fixed rate of 3.25% per year, from acquisition date to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including, December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly

Note 6— Borrowed Funds (continued)
in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was fourth quarter 2021.
Through the Merger, Burke & Herbert also assumed $30 million of subordinated debentures that were fair valued at $29.8 million with a $0.2 million discount being amortized into interest expense over the stated maturity. As of June 30, 2025, the net balance was $30 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced by 20% each year until its maturity. The subordinated debentures were issued in the third quarter of 2020. This subordinated debt bears interest at a fixed rate of 5.00% per year from the date of assumption to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025, to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 487 basis points, payable quarterly in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was third quarter 2020.
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
The remaining maturities of subordinated debentures as of June 30, 2025, are as follows (in thousands):

	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Remaining six months ending, December 31, 2025	$—	$—
2026	—	—
2027	—	—
2028	—	—
2029	—	—
Thereafter	105,000	19,589
Total	$105,000	$19,589
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

Note 7— Leased Property (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease income	$699	$556	$1,393	$1,131
Total lease income	$699	$556	$1,393	$1,131
The remaining maturities of operating lease receivables as of June 30, 2025, are as follows (in thousands):

Operating Leases
Remaining six months ending, December 31, 2025	$1,388
2026	2,610
2027	2,369
2028	2,298
2029	2,098
Thereafter	2,923
Total lease receivables	$13,686
Lessee Arrangements
The Company has entered into leases for branches and office space. The leases are evaluated for whether the lease will be classified as either a finance or operating lease. Certain leases offer the option to extend the lease term, and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. Including renewal options, the terms of the Company’s leases range from less than one year to approximately twelve years. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.
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
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	June 30, 2025	December 31, 2024
Right-of-use assets:
Operating leases	Other assets	$14,680	$13,203
Finance leases	Other assets	3,169	3,312
Total right-of-use assets		$17,849	$16,515
Lease liabilities:
Operating leases	Other liabilities	$15,165	$13,586
Finance leases	Other liabilities	3,507	3,620
Total lease liabilities		$18,672	$17,206
The components of total lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease cost
Right-of-use asset amortization	$71	$71	$143	$143
Interest expense	26	28	53	56
Operating lease cost	842	717	1,677	1,287
Total lease cost	$939	$816	$1,873	$1,486

Note 7— Leased Property (continued)
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of June 30, 2025, are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining six months ending, December 31, 2025	$1,645	$168
2026	3,165	340
2027	2,815	347
2028	2,269	354
2029	2,085	361
Thereafter	6,358	2,629
Total undiscounted lease payments	18,337	4,199
Less: discount	(3,172)	(692)
Net lease liabilities	$15,165	$3,507
The following table presents additional information about the Company’s leases as of June 30, 2025, and December 31, 2024.

Supplemental lease information (dollars in thousands)	June 30, 2025	December 31, 2024
Finance lease weighted average remaining lease term (years)	11.26	11.75
Finance lease weighted average discount rate	3.07%	3.06%
Operating lease weighted average remaining lease term (years)	7.00	6.84
Operating lease weighted average discount rate	4.68%	4.65%

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	2025	2024
Operating cash flows from operating leases	$1,574	$1,350
Operating cash flows from finance leases	53	56
Financing cash flows from finance leases	113	107
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	10,362
Note 8— Regulatory Capital Matters
Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III Framework, an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of June 30, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2025, and December 31, 2024, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action.”

Note 8— Regulatory Capital Matters (continued)
The following table presents the actual and required capital amounts and ratios for the Company and the Bank at June 30, 2025, and December 31, 2024 (in thousands except for ratios):

	Actual		Minimum Required Capital - Basel III		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025
Total Capital to risk weighted assets
Consolidated	$980,434	15.27%	$674,172	≥ 10.5%	$642,069	N/A
Burke & Herbert Bank & Trust	966,143	15.08	672,585	≥ 10.5	640,557	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	812,119	12.65	545,758	≥ 8.5	513,655	N/A
Burke & Herbert Bank & Trust	895,380	13.98	544,474	≥ 8.5	512,446	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	784,566	12.22	449,448	≥ 7.0	417,345	N/A
Burke & Herbert Bank & Trust	895,380	13.98	448,390	≥ 7.0	416,362	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	812,119	10.42	311,652	≥ 4.0	389,565	N/A
Burke & Herbert Bank & Trust	895,380	11.51	311,156	≥ 4.0	388,944	≥ 5.0

As of December 31, 2024
Total Capital to risk weighted assets
Consolidated	$930,753	14.57%	$670,590	≥ 10.5%	$638,658	N/A
Burke & Herbert Bank & Trust	919,843	14.41	670,028	≥ 10.5	638,122	≥ 10.0
Tier 1 (Core) Capital to risk weighted assets
Consolidated	763,842	11.96	542,859	≥ 8.5	510,926	N/A
Burke & Herbert Bank & Trust	847,804	13.29	542,404	≥ 8.5	510,498	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	736,416	11.53	447,060	≥ 7.0	415,127	N/A
Burke & Herbert Bank & Trust	847,804	13.29	446,686	≥ 7.0	414,779	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	736,416	9.80	311,904	≥ 4.0	389,880	N/A
Burke & Herbert Bank & Trust	847,804	10.88	311,616	≥ 4.0	389,520	≥ 5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2025, approximately $293.6 million of retained earnings was available for dividend declaration consistent with the Company’s capital plan.
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
Cash flow hedges of interest rate risk
The Company’s objective in using interest rate derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, caps, and floors as part of its interest rate risk management strategy. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2025, such derivatives were

Note 9— Derivatives (continued)
used to hedge the variable cash flows associated with variable-rate liabilities. As of June 30, 2024, such derivatives were used to hedge the variable cash flows associated with variable-rate debt and variable-rate securities.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. During the next twelve months, the Company estimates that an additional $514.6 thousand will be reclassified as a reduction to interest expense.

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
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$400,000	$606
Interest rate swaps related to cash flow hedges	Other liabilities	$50,000	$163

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$149,499	$1,970
Interest rate swaps related to customer loans	Other liabilities	149,499	1,970

	December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$250,000	$1,368
Interest rate swaps related to cash flow hedges	Other liabilities	50,000	165

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$99,899	$1,823
Interest rate swaps related to customer loans	Other liabilities	99,899	1,823

Note 9— Derivatives (continued)
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended June 30, 2025, and June 30, 2024 (in thousands):

Derivatives in Cash Flow Hedging Relationships	June 30, 2025			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2025
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	877	877	—	Interest Expense	732	732	—
Total	$877	$877	$—		$732	$732	$—

Derivatives in Cash Flow Hedging Relationships	June 30, 2024			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2024
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(2)	$(2)	$—	Interest Income	$(128)	$(128)	$—
Interest Rate Products	1,133	1,133	—	Interest Expense	997	997	—
Total	$1,131	$1,131	$—		$869	$869	$—
The table below presents the effect of cash flow hedge accounting on AOCI for the six months ended June 30, 2025, and June 30, 2024 (in thousands):

Derivatives in Cash Flow Hedging Relationships	June 30, 2025			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2025
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	396	396	—	Interest Expense	1,158	1,158	—
Total	$396	$396	$—		$1,158	$1,158	$—

Derivatives in Cash Flow Hedging Relationships	June 30, 2024			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2024
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(19)	$(19)	$—	Interest Income	$(611)	$(611)	$—
Interest Rate Products	4,518	4,518	—	Interest Expense	1,034	1,034	—
Total	$4,499	$4,499	$—		$423	$423	$—

Note 9— Derivatives (continued)
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2025, and June 30, 2024 (in thousands).

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended
	June 30, 2025		June 30, 2024
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$40	$732	$(88)	$997
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	40	—	40	—
Derivatives designated as hedging instruments	—	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	—	732	(128)	997
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	—	732	(128)	997
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six months ended
	June 30, 2025		June 30, 2024
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$80	$1,158	$(531)	$1,034
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	80	—	80	—
Derivatives designated as hedging instruments	—	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	—	1,158	(611)	1,034
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	—	1,158	(611)	1,034
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—
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

Note 9— Derivatives (continued)
Credit-risk-related Contingent Features
As of June 30, 2025, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $0.2 million. As of December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $0.2 million. As of June 30, 2025, and as of December 31, 2024, the Company has posted the full amount of collateral related to these agreements.
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
A summary of the contractual amounts of the Company’s financial instruments outstanding at June 30, 2025, and December 31, 2024, is as follows (in thousands):

	June 30, 2025	December 31, 2024
Commitments to extend credit	$944,598	$969,317
Commercial letters of credit	26,064	13,333
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
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a recapture of credit losses on unfunded commitments of $93.0 thousand and provision for credit losses of $3.8 million on unfunded commitments for the three months ended June 30, 2025 and June 30, 2024, respectively. The Company recorded a recapture of credit losses on unfunded commitments of $492.0 thousand and a provision for credit losses of $3.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The ACL on off-balance-sheet credit totaled $3.5 million and $4.0 million as of June 30, 2025, and December 31, 2024, and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
Litigation
The Company is a party to litigation, claims, and proceedings arising in the normal course of business that are ordinary and routine to the nature of the Company’s business and operations. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from any currently pending or threatened litigation, claims, or proceedings will not be material to the Company’s financial position as of June 30, 2025, and December 31, 2024, respectively.

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
Equity Investments
Equity investments are recorded at fair value on a recurring basis, with changes in fair value reported in net income. Through the Merger, at June 30, 2025, we acquired an investment in an S&P 500 index mutual fund that is traded on an exchange, and we classify it as Level 2.
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

Note 11— Fair Value Measurements (continued)
Loans held-for-sale
The fair value of loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2). These loans currently consist of one-to-four family residential loans originated for sale in the secondary market.

Note 11— Fair Value Measurements (continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2025, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$153,345	$—	$—	$153,345
Obligations of states and municipalities	—	809,133	—	809,133
Residential mortgage backed - agency	—	55,137	—	55,137
Residential mortgage backed - non-agency	—	233,004	—	233,004
Commercial mortgage backed - agency	—	54,449	—	54,449
Commercial mortgage backed - non-agency	—	130,108	—	130,108
Asset-backed	—	56,426	—	56,426
Other	—	31,009	—	31,009
Total investment securities available-for-sale	$153,345	$1,369,266	$—	$1,522,611

Loans held-for-sale	$—	$1,511	$—	$1,511

Equity investments	$—	$13,038	$—	$13,038

Derivatives	$—	$2,575	$—	$2,575

Financial liabilities
Derivatives	$—	$2,133	$—	$2,133

	Fair Value Measurements at December 31, 2024, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$149,127	$—	$—	$149,127
Obligations of states and municipalities	—	698,724	—	698,724
Residential mortgage backed - agency	—	53,186	—	53,186
Residential mortgage backed - non-agency	—	247,876	—	247,876
Commercial mortgage backed - agency	—	33,071	—	33,071
Commercial mortgage backed - non-agency	—	154,511	—	154,511
Asset-backed	—	64,056	—	64,056
Other	—	31,820	—	31,820
Total investment securities available-for-sale	$149,127	$1,283,244	$—	$1,432,371

Loans held-for-sale	$—	$2,331	$—	$2,331

Equity investments	$—	$12,407	$—	$12,407

Derivatives	$—	$3,191	$—	$3,191

Financial liabilities
Derivatives	$—	$1,988	$—	$1,988

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
Assets that were measured at fair value on a non-recurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at June 30, 2025, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$1,164	$1,164
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	233	233
Commercial & industrial	—	—	185	185
Single family residential	—	—	—	—
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,742	2,742

Note 11— Fair Value Measurements (continued)

	Fair Value Measurements at December 31, 2024, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$2,668	$2,668
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	232	232
Commercial & industrial	—	—	249	249
Single family residential	—	—	872	872
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,783	2,783
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at June 30, 2025, and December 31, 2024 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range
June 30, 2025
Collateral dependent loans	$1,582	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,742	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs

December 31, 2024
Collateral dependent loans	$4,021	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,783	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at June 30, 2025, and December 31, 2024, were as follows (in thousands):

		Fair Value Measurements at June 30, 2025, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$65,173	$65,173	$—	$—	$65,173
Interest-earning deposits with banks	259,973	259,973	—	—	259,973
Loans, net	5,523,201	—	—	5,443,667	5,443,667
Accrued interest	35,453	—	35,453	—	35,453

Financial Liabilities
Non-interest-bearing deposits	$1,363,617	$—	$1,363,617	$—	$1,363,617
Interest-bearing deposits	5,027,357	—	5,020,026	—	5,020,026
Short-term borrowings	650,000	—	649,183	—	649,183
Subordinated debentures, net	97,552	—	98,107	—	98,107
Subordinated debentures owed to unconsolidated subsidiary trusts	17,140	—	16,368	—	16,368
Accrued interest	4,890	—	4,890	—	4,890

Note 11— Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2024, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$35,554	$35,554	$—	$—	$35,554
Interest-bearing deposits with banks	99,760	99,760	—	—	99,760
Loans, net	5,604,196	—	—	5,465,722	5,465,722
Accrued interest	34,454	—	34,454	—	34,454

Financial Liabilities
Non-interest-bearing deposits	$1,379,940	$—	$1,379,940	$—	$1,379,940
Interest-bearing deposits	5,135,299	—	5,126,423	—	5,126,423
Short-term borrowings	365,000	—	364,985	—	364,985
Subordinated debentures, net	94,872	—	91,760	—	91,760
Subordinated debentures owed to unconsolidated subsidiary trusts	17,013	—	14,587	—	14,587
Accrued interest	6,157	—	6,157	—	6,157
Note 12— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2025, and June 30, 2024 (in thousands):

	Three months ended June 30, 2025
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$213	$(83,661)	$(4,576)	$(88,024)
Net unrealized gains (losses)	675	145	—	820
Less: net realized (gains) losses reclassified to earnings	(564)	(60)	—	(624)
Net change in pension plan benefits	—	—	(26)	(26)
Ending Balance	$324	$(83,576)	$(4,602)	$(87,854)

	Three months ended June 30, 2024
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$2,523	$(97,732)	$(5,745)	$(100,954)
Net unrealized gains (losses)	894	833	—	1,727
Less: net realized (gains) losses reclassified to earnings	(687)	(516)	—	(1,203)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$2,730	$(97,415)	$(5,745)	$(100,430)

Note 12— Accumulated Other Comprehensive Income (Loss) (continued)

	Six months ended June 30, 2025
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$911	$(92,055)	$(4,576)	$(95,720)
Net unrealized gains (losses)	305	8,571	—	8,876
Less: net realized (gains) losses reclassified to earnings	(892)	(92)	—	(984)
Net change in pension plan benefits	—	—	(26)	(26)
Ending Balance	$324	$(83,576)	$(4,602)	$(87,854)

	Six months ended June 30, 2024
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(490)	$(97,259)	$(5,745)	$(103,494)
Net unrealized gains (losses)	3,554	392	—	3,946
Less: net realized (gains) losses reclassified to earnings	(334)	(548)	—	(882)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$2,730	$(97,415)	$(5,745)	$(100,430)
The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025, and June 30, 2024 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income				Affected Line Item in the Statements of Income
	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash flow hedges:
Interest rate contracts	$—	$(128)	$—	$(611)	Interest income
Interest rate contracts	732	997	1,158	1,034	Interest expense
Tax effect	(168)	(182)	(266)	(89)	Income tax expense (benefit)
Net of tax	$564	$687	$892	$334

Available-for-sale securities:
Realized gains (losses) on securities	$38	$613	$39	$613	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	40	40	81	81	Interest income
Tax effect	(18)	(137)	(28)	(146)	Income tax expense (benefit)
Net of tax	$60	$516	$92	$548

Defined benefit pension plan:
Amortization of actuarial gain / (loss)	34	—	34	—	Pension and other employee benefits
Tax effect	(8)	—	(8)	—	Income tax expense (benefit)
Net of tax	$26	$—	$26	$—

Total reclassifications, net of tax	$650	$1,203	$1,010	$882	Net income

Note 13— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for the three and six months ended June 30, 2025, and June 30, 2024, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
FDIC & other regulatory assessments	$1,088	$947	$2,002	$1,463
Historic tax credit amortization	435	631	870	1,263
IT related	497	704	914	1,254
Consultant fees	948	3,699	1,454	4,280
ATM, card, & network expense	1,314	1,108	2,446	1,659
Directors' fees	513	961	956	1,454
Audit expense	357	261	579	604
Legal expense	462	870	805	1,215
Virginia franchise tax	960	675	1,920	1,350
Marketing expense	382	378	769	707
Donation expense	73	5,119	84	5,119
Core deposit intangible amortization	3,888	2,865	8,186	2,865
Other	5,380	4,356	10,770	5,804
Total	$16,297	$22,574	$31,755	$29,037
The Company incurred Merger-related expenses of zero and $9.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively. These expenses are included in the consultant fees, audit fees, legal expense, donation, and other line items detailed in other operating expenses.
Note 14— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards subject to approval. Total compensation cost that has been charged against income for the share-based awards granted was $1.5 million and $937.6 thousand for the three months ended June 30, 2025, and June 30, 2024, respectively. The total income tax benefit was $310.4 thousand and $196.9 thousand for the three months ended June 30, 2025, and June 30, 2024, respectively.
Total compensation cost that has been charged against income for the share-based awards granted was $2.4 million and $1.4 million for the six months ended June 30, 2025, and June 30, 2024, respectively. The total income tax benefit was $499.5 thousand and $291.5 thousand for the six months ended June 30, 2025, and June 30, 2024, respectively.
2019 Stock Incentive Plan
In 2019, the Company’s Stock Incentive Plan (“2019 SIP”) was approved by the Bank’s Board of Directors (the “Bank Board”). The 2019 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2019 SIP authorized 240,000 units to be issued, and the Company’s practice is using authorized unissued shares to satisfy these share-based awards. Each unit represents a contingent right to receive one common share or an equivalent amount of cash, or a combination of the two, at the discretion of the Company. Currently, we have a sufficient number of authorized unissued shares to satisfy all outstanding equity awards.
Under the 2019 SIP, the Company has issued restricted stock unit (“RSU”) awards that are both time-based and performance-based. Each RSU award will indicate the number of shares, the conditions (e.g., service, performance, and/or a combination), and the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the award at grant date.

Note 14— Share-Based Compensation (continued)
2023 Stock Incentive Plan
In 2023, a new stock incentive plan (“2023 SIP”) was approved by the Company’s Board of Directors (the “Board”) and shareholders. Upon the plan’s shareholder approval date of March 30, 2023, no further share-based awards will be issued under the 2019 SIP. The 2023 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2023 SIP authorized the issuance of 250,000 shares, subject to an annual increase in available shares and shares and shares recycled from the 2019 SIP that were cancelled. Based on our shares outstanding as of June 30, 2025, and awards that were recycled from the 2019 SIP, the total shares authorized for issuance under the plan as of June 30, 2025 was 324,887.
A total of 96,132 and 48,450 shares were issued during the six months ended June 30, 2025, and June 30, 2024, respectively.
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

The following is a summary of all the Company’s RSU awards issued under both the 2019 SIP and 2023 SIP:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2024	134,202	$57.67
Granted	96,132	56.79
Vested	(33,853)	52.25
Forfeited	(8,102)	55.58
Non-vested at June 30, 2025	188,379	$58.88
As of June 30, 2025, there was $7.8 million of total unrecognized compensation costs related to non-vested shares granted under both the 2019 SIP and 2023 SIP. The cost is expected to be recognized over a weighted average period of 1.48 years.
2023 Employee Stock Purchase Plan
In 2023, an employee stock purchase plan (“2023 ESPP”) was approved by the Board and shareholders. Upon the 2023 ESPP’s shareholder approval date of March 30, 2023, the 2023 ESPP reserved 250,000 shares of common stock for issuance to employees, subject to an annual increase in reserved shares. At June 30, 2025, 305,210 shares were available to be issued. Whole shares are sold to participants in the 2023 ESPP at 85% of the lower of the stock price at the beginning or end of each semi-annual offering period. The first semi-annual offering period began on September 1, 2023, and the current semi-annual offering period began on March 1, 2025. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 15% of their annual salary.

Note 14— Share-Based Compensation (continued)
The following table presents information for the 2023 ESPP for the six months ended June 30, 2025:

June 30, 2025
Shares purchased	7,020
Weighted average price of shares purchased	$53.01
Compensation expense recognized (in 000's)	$91.5
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
Upon completion of the Merger, the Company determined the fair value per SAR using the following assumptions:

	2019 SAR	2021 SAR	2023 SAR
# of years to full vesting	7 years	7 years	7 years
Fair value	$14.89	$16.92	$14.56
Risk-free interest rate	4.51%	4.32%	4.14%
Expected dividend yield	3.95%	3.95%	3.95%
Expected common stock volatility	32.56%	32.56%	32.56%
Expected contractual life (in years)	4.77	7.20	8.77
A summary of SAR and option activity during the six months ended June 30, 2025, is as follows:

			Weighted Average
Dollars in thousands, expect per share information	SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2024	223,873	$2,862	5.44	$46.87
Granted (or acquired)	—	—	—	—
Exercised	30,807	696	—	36.14
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, June 30, 2025	193,066	$2,166	5.34	$48.51

Exercisable SARs:
At June 30, 2025	158,987	$1,793	5.01	$48.46
The total fair value of SARs exercised was $657.0 thousand during the six months ended June 30, 2025. The total fair value of SARs vested was $78.0 thousand during the six months ended June 30, 2025. As of June 30, 2025, there was $383.2 thousand of total unrecognized compensation costs related to non-vested SARs acquired through the Merger. The cost is expected to be recognized over a weighted average period of 2.13 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) applicable to common shares (in thousands)	$29,672	$(17,144)	$56,648	$(11,932)

Weighted average number of shares	14,998,857	12,174,169	14,987,732	9,803,684
Options effect of dilutive shares	24,950	—	33,497	—
Weighted average dilutive shares	15,023,807	12,174,169	15,021,229	9,803,684

Basic earnings (loss) per common share	$1.98	$(1.41)	$3.78	$(1.22)
Diluted earnings (loss) per common share	1.97	(1.41)	3.77	(1.22)
For the three and six months ended June 30, 2024, the options effect of dilutive shares is anti-dilutive and not considered in calculating diluted EPS. Stock awards equivalent to 37,255 and 323,902 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2025, and June 30, 2024, respectively, because they are antidilutive. Stock awards equivalent to 44,598 and 329,572 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2025 and June 30, 2024, respectively, because they are antidilutive.
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

We accounted for the Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the assets and liabilities of Summit were recorded at their respective fair values on the date of completion of the Merger. We recognized goodwill of $34.1 million in connection with the acquisition, which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The goodwill arising from the transaction is not deductible for tax purposes and consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. The fair values of assets and liabilities are subject to refinement for up to one year after the acquisition date if any additional information relative to the acquisition date fair values becomes available. This one year period expired during the quarter ending June 30, 2025. The following table summarizes adjustments to goodwill subsequent to December 31, 2024 (in thousands):

Note 16— Business Combination (continued)

Goodwill
Balance at December 31, 2024	$32,783
Adjustment to goodwill acquired in conjunction with the acquisition of Summit	1,366
Balance at June 30, 2025	$34,149

The adjustment to goodwill resulted in additional review of deferred tax asset and other compensation plan estimates that were established during the Merger and disclosed in the tables below.

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

($ in thousands, except share information)
Consideration	May 3, 2024
Common stock of Summit Financial Group, Inc.	14,686,738
Exchange ratio	0.5043
Expected Burke & Herbert common stock to be issued	7,406,522
Actual Burke & Herbert common stock issued	7,405,772
Fractional common stock to be paid in cash	750

Actual Burke & Herbert common stock issued	7,405,772
Price per share of Burke & Herbert common stock issued	$51.67
Purchase price consideration for common stock issued	382,656

Fractional common stock to be paid in cash	750
Average 10 day closing price used to pay fractional common stock	$53.66
Cash paid for fractional shares	40
Implied value of stock appreciation rights ("SARs") and restricted stock units	4,336
Fair value of preferred stock issued by Burke & Herbert	10,413
Fully diluted transaction value	$397,445

Goodwill	$34,149

Note 16— Business Combination (continued)

	As Recorded	Estimated	Estimated
	by Summit	Fair Value	Fair Value
($ in thousands)	May 3, 2024	Adjustments	May 3, 2024
Total purchase price consideration			$397,445
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and equivalents	53,357	—	53,357
Securities, available-for-sale, at fair value	491,608	—	491,608
Securities, held-to-maturity, at amortized cost	93,573	(7,430)	86,143
Equity and other investments	36,085	—	36,085
Loans, gross	3,707,940	(153,306)	3,554,634
Allowance for credit losses	(49,471)	25,991	(23,480)
Loans, net of allowance	3,658,469	(127,315)	3,531,154
Premises and equipment, net	62,255	13,276	75,531
Accrued interest receivable	19,610	—	19,610
Company-owned life insurance	86,363	—	86,363
Goodwill and intangibles	73,144	(4,384)	68,760
Other assets	43,169	11,263	54,432
Total identifiable assets acquired	4,617,633	(114,590)	4,503,043
Deposits	3,704,072	(7,136)	3,696,936
Borrowings	283,398	—	283,398
Subordinated debentures and trust preferred securities	123,533	(16,466)	107,067
Unfunded reserve liability	6,692	(3,190)	3,502
Accrued interest and other liabilities	47,537	1,307	48,844
Total liabilities	4,165,232	(25,485)	4,139,747
Total identifiable net assets	452,401	(89,105)	363,296
Goodwill			$34,149

Note 17— Goodwill and Other Intangible Assets
The following table presents the change in goodwill for the three and six months ended June 30, 2025, and June 30, 2024, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning of period	$32,842	$—	$32,783	$—
Acquired goodwill	—	32,783	—	32,783
Goodwill adjustment	1,307	—	1,366	—
Impairment	—	—	—	—

End of period	$34,149	$32,783	$34,149	$32,783
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
The gross carrying amount and accumulated amortization of other intangible assets for the three and six months ended June 30, 2025, and June 30, 2024, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning of period	$53,002	$—	$57,300	$—
Core deposit intangible acquired	—	68,760	—	68,760
Amortization	(3,888)	(2,865)	(8,186)	(2,865)
Impairment	—	—	—	—

Total core deposit intangible	$49,114	$65,895	$49,114	$65,895
The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Total amortization expense associated with intangible assets was $8.2 million for the six months ended June 30, 2025.
Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
Remaining six months ending, December 31, 2025	$7,367
2026	13,097
2027	10,641
2028	8,186
2029	5,730
Thereafter	4,093
Total	$49,114

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations, or assumptions regarding the future of the business, future plans and strategies, operational results, and other future conditions of the Company. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of our industry or our prospects, plans, financial position, or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events, or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Additionally, forward–looking statements speak only as of the date they are made; the Company does not assume any duty, does not undertake, and specifically disclaims any obligation to update such forward–looking statements, whether written or oral, that may be made from time to time, whether because of new information, future events, or otherwise, except as required by law. Furthermore, because forward–looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those indicated in or implied by such forward-looking statements because of a variety of factors, many of which are beyond the control of the Company. Further, factors identified herein are not necessarily all of the factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by any of the forward-looking statements. Other factors, including unknown or unpredictable factors, also could harm the Company. Accordingly, you should consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements made by the Company and not place undue reliance on forward-looking statements. The risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements include, but are not limited to, the following: costs or difficulties associated with newly developed or acquired operations; changes in general economic, political, or market trends (either nationally or locally in the areas in which we conduct, or will conduct, business), including inflation, changes in interest rates, market volatility and monetary fluctuations, and changes in federal government policies and practices, including with respect to spending on industries concentrated in our market area, as well as the impact from recently announced and future tariffs on the markets we serve; increased competition; changes in consumer confidence and demand for financial services, including changes in consumer borrowing, repayment, investment, and deposit practices; changes in asset quality and credit risk; our ability to control costs and expenses; adverse developments in borrower industries or declines in real estate values; changes in and compliance with federal and state laws and regulations that pertain to our business and capital levels; our ability to raise capital as needed; the impact, extent and timing of technological changes; the effects of any cybersecurity breaches or events; and the other factors discussed in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of the Company's Annual Report on Form 10–K for the year ended December 31, 2024 and in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors in this Form 10-Q.

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
As of June 30, 2025, we had total consolidated assets of $8.1 billion, gross loans of $5.6 billion, total deposits of $6.4 billion, and total shareholders’ equity of $780.0 million. As of June 30, 2025, we had 819 full-time employees. None of our employees are covered by a collective bargaining agreement.
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

The Company currently has set an initial reasonable and supportable period of two years with a subsequent straight-line loss-rate reversion for the following four quarters before then utilizing historical average loss rates in remaining periods of the modeled contractual terms. Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable, reversion and post-reversion period forecasts on collectively evaluated loans. As the reasonable and supportable and reversion period forecasts reflect the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative adjustments considered by management include the following: (i) management’s assessment of macroeconomic forecasts used in the model and how those forecasts align with management’s overall evaluation of current expected credit conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio, and external factors that may ultimately impact credit quality; and (iii) underwriting and delinquency trends. The qualitative factors applied at June 30, 2025, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. Management reviews supplemental data sources including historical net charge-off rates and data measuring other specific credit outcomes from its systems of record in supporting qualitative factors. However, qualitative factor evaluations are inherently imprecise and require significant management judgement.
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

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Company is currently evaluating the impact on future periods.
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
Commercial Real Estate Sector Concentration
The commercial real estate (“CRE”) sector has been impacted significantly by rising interest rates and rising vacancies, increasing the prospect of default that borrowers may face due to the record amount of upcoming maturities. In addition, the office market continues to struggle with fewer employees in the office after the COVID-19 pandemic. The Bank continues to monitor its commercial real estate portfolio by reviewing various credit risk and concentration reports. However, in late 2024 interest rates began falling, and in January 2025 the U.S. president signed an executive order requiring all federal employees to return to offices on a five-day-a-week basis. Additionally, several large private-sector employers instituted similar return to office mandates in 2024. We would expect the federal return to office mandate, combined with mandates at private sector employers and decreasing interest rates could help the region’s CRE office market; however, we cannot be certain that this would be the case or the degree to which such mandates may improve the CRE sector in our markets in 2025, if at all. Additionally, recent reductions, and possible further reductions, in the federal workforce, combined with general economic uncertainty as a result of federal trade and other policies could continue to challenge the economy and impact the CRE sector. The Bank’s exposure to CRE at June 30, 2025, was $2.8 billion, or 49.5%, of its gross loan portfolio, not including owner-occupied commercial real estate and acquisition, construction & development. Commercial real estate as a percent of total assets at June 30, 2025, was 34.4%, not including owner-occupied commercial real estate and acquisition, construction & development. Including owner-occupied commercial real estate and acquisition, construction & development, total exposure was at $3.7 billion, or 66.8%, of our total gross loans and 46.4% of total assets at June 30, 2025.
Loan balances by portfolio segment amortized cost (in thousands) and by percentage of our total gross loan portfolio at June 30, 2025, were as follows:

	June 30, 2025
	Amortized Cost	Percentage
Commercial real estate	$2,767,261	49.5%
Owner-occupied commercial real estate	617,811	11.1
Acquisition, construction & development	347,659	6.2
Commercial & industrial	605,064	10.7
Single family residential (1-4 units)	1,148,869	20.6
Consumer non-real estate and other	103,793	1.9
Total gross loans	$5,590,457	100.0%
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

The tables below present the Bank’s commercial real estate, owner-occupied commercial real estate, and acquisition, construction & development portfolios by collateral type and geographic location as of June 30, 2025 (in thousands).

	Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Retail Real Estate	$285,574	$69,890	$131,152	$38,083	$52,948	$577,647	20.9%
Multi-Family	213,342	120,601	40,888	78,982	37,818	491,631	17.8
Office Buildings/Condos	198,911	34,953	143,043	57,930	55,471	490,308	17.7
Hotels/Motels	128,947	44,278	84,116	51,841	76,060	385,242	13.9
Industrial/Warehouse	241,467	9,087	31,836	—	—	282,390	10.2
Self-Storage	60,434	24,381	1,439	—	33,483	119,737	4.3
Nursing-Assisted Living	62,765	26,250	6,277	—	37,129	132,421	4.8
Restaurants	15,722	2,595	10,172	5,265	7,750	41,504	1.5
Gas Stations	7,098	1,535	2,020	14,519	2,448	27,620	1.0
Other	131,914	9,706	12,064	43,439	21,638	218,761	7.9
Total	$1,346,174	$343,276	$463,007	$290,059	$324,745	$2,767,261	100.0%

	Owner-Occupied Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Office Buildings/Condos	$66,589	$33,602	$18,238	$635	$7,709	$126,773	20.5%
Retail	41,077	39,163	13,320	—	22,810	116,370	18.8
Industrial/Warehouse	42,130	14,315	1,364	—	15,028	72,837	11.8
Gas Stations	25,849	9,971	8,451	—	21,281	65,552	10.6
Restaurants	6,996	7,875	3,554	—	11,013	29,438	4.8
Churches/Religious Organizations	19,517	7,920	1,083	231	3,171	31,922	5.2
Coal, oil, gas, and natural resource extraction	620	7,657	—	—	—	8,277	1.3
Private School	7,340	—	—	—	—	7,340	1.2
Other	85,248	16,510	43,662	335	13,547	159,302	25.8
Total	$295,366	$137,013	$89,672	$1,201	$94,559	$617,811	100.0%

	Acquisition, Construction & Development by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Multi-Family	$29,028	$2,528	$19,548	$61,140	$29,080	$141,324	40.7%
Land	77,842	22,850	10,599	—	7,307	118,598	34.1
Office Buildings/Condos	346	—	—	—	436	782	0.2
Self-Storage	10,127	562	23,303	—	12,369	46,361	13.3
Retail Real Estate	1,492	7,302	—	—	—	8,794	2.5
Residential For-Sale	1,350	2,395	816	—	—	4,561	1.3
Other	7,560	4,153	3,425	—	12,101	27,239	7.9
Total	$127,745	$39,790	$57,691	$61,140	$61,293	$347,659	100.0%

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
The Bank believes its underwriting and monitoring standards for commercial real estate loans are sufficient to evaluate its loan portfolio and keep it from incurring significant losses. The largest concentration of the Bank’s commercial real estate loans are in Virginia (approximately 47.4%), and the Bank does not have significant exposure to any economic areas of the country that are underperforming the national economy. Additionally, the Bank’s overall exposure to the “Office Building / Condo” collateral type is 16.6% of total commercial real estate loans, including owner-occupied commercial real estate and acquisition, construction & development. The Bank believes that the combined loan portfolio is well-diversified, generally seasoned, manageable, and will outperform the industry in terms of performance through the economic cycle; however, our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans. For further discussion see Part II, Item 1A. “Risk Factors”.
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
As of June 30, 2025, and December 31, 2024, the Bank complied with all regulatory capital standards and qualifies as “well capitalized.” Note 8 - Regulatory Capital Matters in Notes to Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
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
Our success will depend upon, among other things, the following factors that we manage or control:
•Effectively managing capital and liquidity, including:
•Continuing to maintain and, over time, grow our deposit base as a low-cost stable funding source,
•Prudent liquidity and capital management to meet evolving regulatory capital, capital planning, stress testing, and liquidity standards, and
•Actions we take within the capital and other financial markets,
•Our ability to manage any material costs related to the execution of our strategic priorities, including increased employees, infrastructure, compliance, and other costs in a profitable manner over the long term,
•Management of credit risk and interest rate risk in our portfolio,
•Our ability to continue to attract customers and compete with other banks and financial services providers in our markets,
•Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•The impact of legal and regulatory-related contingencies,
•The appropriateness of critical accounting estimates and related contingencies,
•Our ability to manage operational risks related to new products and services, changes in processes and procedures, or the implementation of new technology, and
•The ability to make investments to promote compliance with existing and evolving regulatory requirements that will increase as the Company grows and will result in increased administrative expenses that we did not previously incur, which costs may materially increase our general and administrative expenses.
Our financial performance is also substantially affected by a number of external factors outside of our control, including the following:
•Economic conditions, and volatility in markets, including the effects of pandemics, wars, political conflicts, political instability and uncertainty both in the U.S. and abroad, government spending policies, trade policies, including tariffs and tariff counter-measures, and other barriers to trade (including the threat of such actions), the availability of labor, supply chain volatility, and any actions taken to mitigate and manage such impacts;
•The actions or inactions (including assumptions about potential actions or inactions) by the Federal Reserve, U.S. Treasury, and other government agencies, including those that impact money supply and market interest rates and inflation;
•The level of, and direction, timing, and magnitude of movement in interest rates and the shape of the interest rate yield curve;
•The functioning and other performance of and availability of liquidity in U.S. and global financial markets, including capital markets;
•Changes in the competitive landscape;
•Impacts of changes in federal, state, and local governmental policy, including on the regulatory landscape, capital markets, employment and unemployment levels in our markets, taxes, infrastructure spending, and social programs;

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
Risks related to these items, where material to the Company’s business, are discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. For additional information on the risks we face, see Part II, Item 1A. - Risk Factors.

Selected Financial Data
The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of June 30, 2025, and June 30, 2024, and the selected income statement data for the three and six months ended June 30, 2025, and June 30, 2024, have been derived from our consolidated financial statements included elsewhere in this Form 10-Q and in other filings we have submitted with the SEC and should be read in conjunction with the other information contained in this Form 10-Q.

			As of the Three and Six Months Ended June 30,
(In thousands, except ratios, share and per share data)			2025	2024
Selected Financial Condition Data:
Total assets			$8,053,084	$7,810,193
Total cash and cash equivalents			325,146	211,920
Total investment securities, at fair value			1,522,611	1,414,870
Net loans			5,523,201	5,548,707
Company-owned life insurance			182,181	182,112
Premises and equipment, net			133,997	135,581
Total deposits			6,390,974	6,639,571
Short-term borrowings			650,000	285,161
Total shareholders’ equity			780,018	693,126
Common shareholders’ equity			769,605	682,713

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2025	2024	2025	2024
Selected Operating Data:
Interest income	$111,858	$96,097	$222,644	$134,842
Interest expense	37,625	36,332	75,424	52,946
Net interest income	74,233	59,765	147,220	81,896
Provision (recapture) for credit losses	624	23,910	1,125	23,240
Total non-interest income	12,877	9,505	22,900	13,759
Total non-interest expenses	49,305	64,432	98,969	85,597
Income (loss) before income taxes	37,181	(19,072)	70,026	(13,182)
Income tax expense (benefit)	7,284	(2,153)	12,928	(1,475)
Preferred stock dividends	225	225	450	225
Net income (loss) applicable to common shares	29,672	(17,144)	56,648	(11,932)

Per Share Data:
Average shares of common stock outstanding, basic	14,998,857	12,174,169	14,987,732	9,803,684
Average shares of common stock outstanding, diluted	15,023,807	12,174,169	15,021,229	9,803,684
Total shares of common stock outstanding	15,007,712	14,932,169	15,007,712	14,932,169
Basic net income (loss) per common share	$1.98	$(1.41)	$3.78	$(1.22)
Diluted net income (loss) per common share	1.97	(1.41)	3.77	(1.22)
Dividends declared per common share	0.55	0.53	1.10	1.06
Common stock dividend payout ratio (1)	27.92%	(37.59)%	29.18%	(86.89)%
Book value per common share (at period end)	$51.28	$45.72	$51.28	$45.72

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2025	2024	2025	2024
Performance Ratios:
Return on average assets	1.51%	(1.06)%	1.46%	(0.48)%
Return on average equity (2)	15.50	(12.44)	15.04	(5.52)
Interest rate spread (3)	3.57	3.35	3.56	2.84
Net interest margin (4)	4.17	4.06	4.17	3.56
Efficiency ratio (5)	56.60	93.02	58.18	89.49

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets	12.22%	10.91%	12.22%	10.91%
Total risk-based capital to risk-weighted assets	15.27	13.91	15.27	13.91
Tier 1 capital to risk-weighted assets	12.65	11.34	12.65	11.34
Tier 1 capital to average assets (leverage ratio)	10.42	9.04	10.42	9.04

Asset Quality Ratios:
Allowance coverage ratio	1.20%	1.21%	1.20%	1.21%
Allowance for credit losses as a percentage of non-performing loans	78.63	207.10	78.63	207.10
Net charge-offs to average outstanding loans during the period	0.02	0.01	0.04	0.02
Non-performing loans as a percentage of total loans	1.53	0.58	1.53	0.58
Non-performing assets as a percentage of total assets	1.10	0.46	1.10	0.46

Other Data:
Number of full-service branches	77	75	77	75
Number of full-time equivalent employees	819	850	819	850
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

Results of Operations for the Six Months Ended June 30, 2025, and June 30, 2024
General
Net income applicable to common shares for the six months ended June 30, 2025, was $56.6 million, compared to a net loss applicable to common shares of $11.9 million during the six months ended June 30, 2024. The $68.6 million increase was due to results that reflect a full six months of combined income after the Merger completion for the six months ended June 30, 2025, and merger related expenses and a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger which were recognized in the six months ended June 30, 2024.
Net interest income increased by $65.3 million to $147.2 million for the six months ended June 30, 2025, compared to $81.9 million for the six months ended June 30, 2024. The main driver for this increase was results that reflect a full six months of combined income after the Merger.
For the six months ended June 30, 2025, the Company recorded credit provision expense of $1.1 million compared to a provision of $23.2 million for the six months ended June 30, 2024. For the six months ended June 30, 2024, the Company recognized a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger, which resulted in a higher credit provision expense.
Non-interest income increased by $9.1 million, or 66.4%, to $22.9 million for the six months ended June 30, 2025, as compared to $13.8 million for the six months ended June 30, 2024. All categories of non-interest income except net gains on securities increased due to results that reflect a full six months of combined income after the Merger for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Non-interest expense increased by $13.4 million, or 15.6%, to $99.0 million for the six months ended June 30, 2025, as compared to $85.6 million for the six months ended June 30, 2024. The increase was primarily due to results that reflect a full six months of combined operations after the Merger but reflect some merger cost savings associated with the Merger for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
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
Net interest income totaled $147.2 million for the six months ended June 30, 2025, compared to $81.9 million for the six months ended June 30, 2024. The increase in net interest income was primarily driven by results that reflect a full six months of combined income after the Merger as well as higher rates on interest-earning assets, lower rates on interest-bearing liabilities, and higher accretion income, as a result of the Merger. Accretion income associated with acquired loans and borrowings totaled $23.0 million for the six months ended June 30, 2025 compared to $13.3 million for the six months ended June 30, 2024. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $3.6 million for the six months ended June 30, 2025 compared to $2.5 million the six months ended June 30, 2024.
The tax-adjusted net interest margin was 4.17% for the six months ended June 30, 2025, compared to 3.56% for the six months ended June 30, 2024. The increase in tax-adjusted net interest margin was primarily driven by results that reflect a full six months of combined income after the Merger as well as higher rates on interest-earning assets, lower rates on interest-bearing liabilities, and higher accretion income, as a result of the Merger.
The yield for the taxable loan portfolio was 6.93% for the six months ended June 30, 2025, compared to 6.72% for the six months ended June 30, 2024. The increase was primarily the result of the acquisition of additional, higher-yielding loans.

The tax-adjusted yield on the total investment securities portfolio was 3.90% for the six months ended June 30, 2025, compared to 3.76% for the six months ended June 30, 2024. The increase was mainly due to higher yields in our investment portfolio.
The yield on interest-bearing deposits decreased to 2.47% during the six months ended June 30, 2025, from 2.73% during the six months ended June 30, 2024. The decrease was primarily due to lower market interest rates on deposit products reflective of decreases in the Federal Funds rate in the second half of 2024.
The yield on our short-term borrowings for the six months ended June 30, 2025, was 3.90%, compared to 4.58% for the six months ended June 30, 2024. The decrease was due to decreases in the Federal Funds Rate and other short-term market rates in the second half of 2024. The yield on our subordinated debt assumed in the Merger was 9.73% for the six months ended June 30, 2025, compared to 10.30% for the six months ended June 30, 2024.
The following table sets forth the major components of net interest income and the related yields and rates for the six months ended June 30, 2025, and June 30, 2024, for comparison (dollars in thousands).

	For the Six Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Loans, gross (1)(2)	$5,639,518	$193,834	6.93%	$3,283,909	$109,718	6.72%
Tax-exempt loans (1)(2)	3,896	113	5.85	1,520	42	5.56
Total loans	5,643,414	193,947	6.93	3,285,429	109,760	6.72
Interest-earning deposits and fed funds sold	61,175	1,528	5.04	68,229	1,229	3.62
Taxable AFS securities and other securities	1,049,405	19,987	3.84	989,183	19,945	4.05
Tax-exempt AFS securities (3)	454,792	9,121	4.04	342,895	4,958	2.91
Total securities	1,504,197	29,108	3.90	1,332,078	24,903	3.76
Total interest-earning assets	7,208,786	224,583	6.28	4,685,736	135,892	5.83
Non-interest-earning assets	606,857			363,336
Total assets	$7,815,643			$5,049,072

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,362,148			$1,009,821
Interest-bearing demand	2,227,735	24,135	2.18%	1,038,847	12,599	2.44%
Money market & savings	1,640,864	16,406	2.02	1,201,858	10,145	1.70
Brokered CDs & time deposits	1,213,305	21,741	3.61	943,852	20,560	4.38
Total interest-bearing deposits	5,081,904	62,282	2.47	3,184,557	43,304	2.73
Total deposits	6,444,052	62,282	1.95	4,194,378	43,304	2.08
Borrowings:
Short-term borrowings and other	397,346	7,683	3.90	341,754	7,782	4.58
Subordinated debt borrowings	113,102	5,459	9.73	36,321	1,860	10.30
Total interest-bearing liabilities	5,592,352	75,424	2.72	3,562,632	52,946	2.99
Non-interest-bearing liabilities	101,798			42,168
Equity	759,345			434,451
Total liabilities and equity	$7,815,643			$5,049,072

Taxable-equivalent net interest income /net interest spread (4)		149,159	3.56%		82,946	2.84%
Taxable-equivalent net interest margin (5)			4.17%			3.56%
Taxable-equivalent net adjustment		(1,939)			(1,050)
Net interest income		$147,220			$81,896
Net interest-earning assets	$1,616,434			$1,123,104
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

Taxable-equivalent net interest margin, as presented above, is calculated by dividing FTE net interest income by total average earning assets. Net interest income, on an FTE basis, is a non-GAAP financial measure that the Company believes provides a more accurate picture of the interest margin for comparative purposes. Management believes FTE net interest income is a standard practice in the banking industry, and when net interest income is adjusted on an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. FTE net interest income is calculated by adding the tax benefit on certain financial interest-earning assets, whose interest is tax-exempt, to total interest income then subtracting total interest expense. As a non-GAAP measure, FTE net interest income should not be considered as a substitute for the nearest comparable GAAP measure, net interest income. Net interest income shown elsewhere in this presentation is GAAP net interest income. The following table reconciles GAAP net interest income to FTE net interest income (in thousands).

	Six Months Ended
	June 30, 2025	June 30, 2024
GAAP Financial Measurements
Interest income - Loans	$193,834	$109,718
Interest income - Tax-exempt loans	89	33
Interest income - Taxable AFS securities and other securities	18,790	19,873
Interest income - Tax-exempt AFS securities	7,206	3,917
Interest income - Other interest income	2,725	1,301
Total Interest Income	222,644	134,842

Interest expense - Deposits	62,282	43,304
Interest expense - Borrowed funds	7,630	7,726
Interest expense - Subordinated debt	5,459	1,860
Interest expense - Other	53	56
Total interest expense	75,424	52,946

Total net interest income	$147,220	$81,896

Non-GAAP Financial Measurements
Add: Tax benefit on tax-exempt interest income	$1,939	$1,050
Total tax benefit on tax-exempt interest income (1)	1,939	1,050
Tax-equivalent net interest income	$149,159	$82,946
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the six months ended June 30, 2025, and June 30, 2024, are annualized using actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Six Months Ended June 30, 2025, compared to June 30, 2024
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Yield / Rate	Net Change
Income from the interest-earning assets:
Loans,(1) gross	$75,589	$8,598	$84,187
AFS securities and other securities (1)	3,332	873	4,205
Interest-bearing deposits and fed funds sold	(176)	475	299
Total interest income on interest-earning assets	78,745	9,946	88,691
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	12,880	(1,344)	11,536
Money market & savings	4,390	1,871	6,261
Brokered CDs & time deposits	4,423	(3,242)	1,181
Total interest expense on interest-bearing deposits	21,693	(2,715)	18,978
Borrowings	4,780	(1,280)	3,500
Total interest expense on interest-bearing liabilities	26,473	(3,995)	22,478
Taxable-equivalent net interest income	$52,272	$13,941	$66,213
(1)Yields and interest income on tax-exempt loans and securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $222.6 million for the six months ended June 30, 2025, compared to $134.8 million for the six months ended June 30, 2024, an increase of 65.1%. The increase in interest income was due to results that reflect a full six months of combined income after the Merger as well as higher rates on interest-earning assets and higher accretion income, as a result of the Merger. Interest income on loans increased by $84.2 million and interest income on securities increased $2.2 million, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Accretion income associated with acquired loans and borrowings totaled $23.0 million for the six months ended June 30, 2025 compared to $13.4 million for the six months ended June 30, 2024.
Interest Expense
Total interest expense was $75.4 million for the six months ended June 30, 2025, compared to $52.9 million for the six months ended June 30, 2024. The increase in interest expense was due to results that reflect a full six months of combined operations after the Merger, partially offset by a decrease in amortization expense associated with fair value marks for liabilities acquired in the Merger, and lower rates on interest-bearing liabilities. Interest expense on interest-bearing deposits increased by $19.0 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Interest on subordinated debt acquired in the Merger was $5.5 million for the six months ended June 30, 2025, compared to $1.9 million for the six months ended June 30, 2024. Interest expense on short-term borrowings amounted to $7.6 million for the six months ended June 30, 2025, compared to $7.7 million for the six months ended June 30, 2024. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $3.6 million for the six months ended June 30, 2025 compared to $2.5 million the six months ended June 30, 2024.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $1.1 million for the six months ended June 30, 2025, compared to a provision of $23.2 million for the six months ended June 30, 2024. For the six months ended June 30, 2024, the Company recognized a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger, which resulted in a higher credit provision expense. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Six months ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Fiduciary and wealth management	$4,868	$3,630	$1,238	34.1%
Service charges and fees	4,125	2,470	1,655	67.0
Net gains (losses) on securities	39	613	(574)	93.6
Income from company-owned life insurance	4,175	1,469	2,706	184.2
Bank debit and other card revenue	5,908	3,588	2,320	64.7
Other non-interest income	3,785	1,989	1,796	90.3
Total	$22,900	$13,759	$9,141	66.4%
Non-interest income increased 66.4% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. All categories of non-interest income except net gains on securities increased due to results that reflect a full six months of combined income after the Merger for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The largest dollar increase was a $2.7 million increase in income from company-owned life insurance for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was driven by an increase in the collection of death proceeds from company-owned life insurance for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The second largest dollar increase was a $2.3 million increase in bank debit and other card revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was primarily driven by results that reflect a full six months of combined income after the Merger and increased customer card activity for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. All other categories of non-interest income except net gains on securities also increased, primarily due to results that reflect a full six months of combined income after the Merger for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Six months ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Salaries and wages	$42,261	$30,413	$11,848	39.0%
Pensions and other employee benefits	9,203	7,668	1,535	20.0
Occupancy	7,566	4,535	3,031	66.8
Equipment rentals, depreciation and maintenance	8,184	13,944	(5,760)	(41.3)
Other	31,755	29,037	2,718	9.4
Total	$98,969	$85,597	$13,372	15.6%
Non-interest expense increased $13.4 million, or 15.6%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily due to results that reflect a full six months of combined operations after the Merger but reflect some merger cost savings associated with the Merger for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. In total, all categories of non-interest expense increased except equipment rentals, depreciation and maintenance. See Note 13 — Other Operating Expense in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $12.9 million for the six months ended June 30, 2025, an increase of $14.4 million from the tax benefit received for the six months ended June 30, 2024. The increase was due to the increase in net income and additional state taxes incurred in the combined market area after the Merger, for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, the effective tax rate was 18.5%, while the effective tax benefit was 11.2% for June 30, 2024.

Results of Operations for the Three Months Ended June 30, 2025, and June 30, 2024
General
Net income applicable to common shares for the three months ended June 30, 2025, was $29.7 million, compared to a net loss applicable to common shares of $17.1 million during the three months ended June 30, 2024. The $46.8 million increase was due to results that reflect a full three months of combined income after the Merger completion for the three months ended June 30, 2025, and merger related expenses and a one-time CECL Day 2 provision for non-PCD assets acquired in the merger which were recognized in the three months ended June 30, 2024.
Net interest income increased by $14.5 million to $74.2 million for the three months ended June 30, 2025, compared to $59.8 million for the three months ended June 30, 2024. The main driver for this increase was results that reflect a full three months of combined income after the Merger and lower rates on interest-bearing liabilities.
For the three months ended June 30, 2025, the Company recorded credit provision expense of $0.6 million compared to a provision of $23.9 million for the three months ended June 30, 2024. For the three months ended June 30, 2024, the Company recognized a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger, which resulted in a higher credit provision expense.
Non-interest income increased by $3.4 million, or 35.5%, to $12.9 million for the three months ended June 30, 2025, as compared to $9.5 million for the three months ended June 30, 2024. All categories of non-interest income except net gains on securities increased due to results that reflect a full three months of combined income after the Merger for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Non-interest expense decreased by $15.1 million, or 23.5%, to $49.3 million for the three months ended June 30, 2025, as compared to $64.4 million for the three months ended June 30, 2024. The decrease was primarily due to the effect of cost savings associated with the Merger that were realized through the end of 2024 and into early 2025.
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
Net interest income totaled $74.2 million for the three months ended June 30, 2025, compared to $59.8 million for the three months ended June 30, 2024. The increase in net interest income was primarily driven by results that reflect a full three months of combined income after the Merger as well as lower rates on interest-bearing liabilities. Accretion income associated with acquired loans and borrowings totaled $11.5 million for the three months ended June 30, 2025, compared to $13.4 million for the three months ended June 30, 2024. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $1.4 million for the three months ended June 30, 2025, compared to $2.5 million for the three months ended June 30, 2024.
The tax-adjusted net interest margin was 4.17% for the three months ended June 30, 2025, compared to 4.06% for the three months ended June 30, 2024. The increase in tax-adjusted net interest margin was primarily driven by results that reflect a full three months of combined income after the Merger as well as lower rates on interest-bearing liabilities.
The yield for the taxable loan portfolio was 6.90% for the three months ended June 30, 2025, compared to 7.33% for the three months ended June 30, 2024. The decrease was primarily the result of an increase in balance of additional, lower-yielding loans and lower accretion income for three months ended June 30, 2025 compared to the three months ended June 30, 2024.

The tax-adjusted yield on the total investment securities portfolio was 3.95% for the three months ended June 30, 2025, compared to 4.05% for the three months ended June 30, 2024. The decrease was primarily the result of an increase in balance of lower-yielding securities for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
The yield on interest-bearing deposits decreased to 2.41% during the three months ended June 30, 2025, from 2.90% during the three months ended June 30, 2024. The decrease was primarily due to lower market interest rates on deposit products reflecting decreases in the Federal Funds rate in the second half of 2024.
The yield on our short-term borrowings for the three months ended June 30, 2025, was 3.91%, compared to 4.38% for the three months ended June 30, 2024. The decrease was due to decreases in the Federal Funds Rate and other short-term market rates in the second half of 2024. The yield on our subordinated debt assumed in the Merger was 9.62% for the three months ended June 30, 2025, compared to 10.30% for the three months ended June 30, 2024.
The following table sets forth the major components of net interest income and the related yields and rates for the three months ended June 30, 2025, and June 30, 2024, for comparison (dollars in thousands).

	For the Three Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Loans, gross (1)(2)	$5,627,236	$96,803	6.90%	$4,481,993	$81,673	7.33%
Tax-exempt loans (1)(2)	3,737	55	5.90	3,041	42	5.55
Total loans	5,630,973	96,858	6.90	4,485,034	81,715	7.33
Interest-earning deposits and fed funds sold	81,369	950	4.68	94,765	833	3.54
Taxable AFS securities and other securities	1,059,310	10,123	3.83	988,492	11,002	4.48
Tax-exempt AFS securities (3)	476,586	4,986	4.20	426,092	3,235	3.05
Total securities	1,535,896	15,109	3.95	1,414,584	14,237	4.05
Total interest-earning assets	7,248,238	112,917	6.25	5,994,383	96,785	6.49
Non-interest-earning assets	615,947			484,149
Total assets	$7,864,185			$6,478,532

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,352,785			$1,207,443
Interest-bearing demand	2,239,100	12,318	2.21%	1,587,914	11,834	3.00%
Money market & savings	1,648,338	8,268	2.01	1,480,985	5,616	1.53
Brokered CDs & time deposits	1,173,213	9,845	3.37	1,141,758	12,923	4.55
Total interest-bearing deposits	5,060,651	30,431	2.41	4,210,657	30,373	2.90
Total deposits	6,413,436	30,431	1.90	5,418,100	30,373	2.25
Borrowings:
Short-term borrowings and other	457,775	4,464	3.91	376,063	4,099	4.38
Subordinated debt borrowings	113,813	2,730	9.62	72,643	1,860	10.30
Total interest-bearing liabilities	5,632,239	37,625	2.68	4,659,363	36,332	3.14
Non-interest-bearing liabilities	111,394			57,241
Equity	767,767			554,485
Total liabilities and equity	$7,864,185			$6,478,532

Taxable-equivalent net interest income /net interest spread (4)		75,292	3.57%		60,453	3.35%
Taxable-equivalent net interest margin (5)			4.17%			4.06%
Taxable-equivalent net adjustment		(1,059)			(688)
Net interest income		$74,233			$59,765
Net interest-earning assets	$1,615,999			$1,335,020
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
Taxable-equivalent net interest margin, as presented above, is calculated by dividing FTE net interest income by total average earning assets. Net interest income, on an FTE basis, is a non-GAAP financial measure that the Company believes provides a more accurate picture of the interest margin for comparative purposes. Management believes FTE net interest income is a standard practice in the banking industry, and when net interest income is adjusted on an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. FTE net interest income is calculated by adding the tax benefit on certain financial interest-earning assets, whose interest is tax-exempt, to total interest income then subtracting total interest expense. As a non-GAAP measure, FTE net interest income should not be considered as a substitute for the nearest comparable GAAP measure, net interest income. Net interest income shown elsewhere in this presentation is GAAP net interest income. The following table reconciles GAAP net interest income to FTE net interest income (in thousands).

	Three Months Ended
	June 30, 2025	June 30, 2024
GAAP Financial Measurements
Interest income - Loans	$96,803	$81,673
Interest income - Tax-exempt loans	43	33
Interest income - Taxable AFS securities and other securities	9,303	10,930
Interest income - Tax-exempt AFS securities	3,939	2,556
Interest income - Other interest income	1,770	905
Total Interest Income	111,858	96,097

Interest expense - Deposits	30,431	30,373
Interest expense - Borrowed funds	4,438	4,071
Interest expense - Subordinated debt	2,730	1,860
Interest expense - Other	26	28
Total interest expense	37,625	36,332

Total net interest income	$74,233	$59,765

Non-GAAP Financial Measurements
Add: Tax benefit on tax-exempt interest income	$1,059	$688
Total tax benefit on tax-exempt interest income (1)	1,059	688
Tax-equivalent net interest income	$75,292	$60,453
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the three months ended June 30, 2025, and June 30, 2024, are annualized using actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Three Months Ended June 30, 2025, compared to June 30, 2024
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Yield / Rate	Net Change
Income from the interest-earning assets:
Loans,(1) gross	$38,173	$(23,030)	$15,143
AFS securities and other securities (1)	2,005	(1,133)	872
Interest-bearing deposits and fed funds sold	154	(37)	117
Total interest income on interest-earning assets	40,332	(24,200)	16,132
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	6,603	(6,119)	484
Money market & savings	2,240	412	2,652
Brokered CDs & time deposits	1,755	(4,833)	(3,078)
Total interest expense on interest-bearing deposits	10,598	(10,540)	58
Borrowings	2,989	(1,754)	1,235
Total interest expense on interest-bearing liabilities	13,587	(12,294)	1,293
Taxable-equivalent net interest income	$26,745	$(11,906)	$14,839
(1)Yields and interest income on tax-exempt loans and securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $111.9 million for the three months ended June 30, 2025, compared to $96.1 million for the three months ended June 30, 2024, an increase of 16.4%. The increase in interest income was primarily due to results that reflect a full three months of combined income after the Merger. Interest income on loans increased by $15.1 million and interest income on securities decreased $0.2 million, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Accretion income associated with acquired loans and borrowings totaled $11.5 million for the three months ended June 30, 2025, compared to $13.4 million for the three months ended June 30, 2024.
Interest Expense
Total interest expense was $37.6 million for the three months ended June 30, 2025, compared to $36.3 million for the three months ended June 30, 2024. The increase in interest expense was due to results that reflect a full three months of combined operations after the Merger, partially offset by a decrease in amortization expense associated with fair value marks for liabilities acquired in the Merger, and lower rates on interest-bearing liabilities. Interest expense on interest-bearing deposits increased by $0.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Interest on subordinated debt acquired in the Merger was $2.7 million for the three months ended June 30, 2025, compared to $1.9 million for the three months ended June 30, 2024. Interest expense on short-term borrowings amounted to $4.4 million for the three months ended June 30, 2025, compared to $4.1 million for the three months ended June 30, 2024. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $1.4 million for the three months ended June 30, 2025, compared to $2.5 million for the three months ended June 30, 2024.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $0.6 million for the three months ended June 30, 2025, compared to a provision of $23.9 million for the three months ended June 30, 2024. For the three months ended June 30, 2024, the Company recognized a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger, which resulted in a higher credit provision expense. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Three months ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Fiduciary and wealth management	$2,425	$2,211	$214	9.7%
Service charges and fees	2,036	1,813	223	12.3
Net gains (losses) on securities	38	613	(575)	(93.8)
Income from company-owned life insurance	2,982	922	2,060	223.4
Bank debit and other card revenue	3,024	2,457	567	23.1
Other non-interest income	2,372	1,489	883	59.3
Total	$12,877	$9,505	$3,372	35.5%
Non-interest income increased 35.5% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. All categories of non-interest income except net gains on securities increased due to results that reflect a full three months of combined income after the Merger for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The largest dollar increase was a $2.1 million increase in income from company-owned life insurance for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was driven by an increase in the collection of death proceeds from company-owned life insurance for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. All other categories of non-interest income except net gains on securities also increased, primarily due to results that reflect a full three months of combined income after the Merger for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Three months ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Salaries and wages	$21,320	$20,895	$425	2.0%
Pensions and other employee benefits	4,067	5,303	(1,236)	(23.3)
Occupancy	3,521	2,997	524	17.5
Equipment rentals, depreciation and maintenance	4,100	12,663	(8,563)	(67.6)
Other	16,297	22,574	(6,277)	(27.8)
Total	$49,305	$64,432	$(15,127)	(23.5)%
Non-interest expense decreased $15.1 million, or 23.5%, for the three months ended June 30, 2025, compared to June 30, 2024. The decrease was primarily due to effect of merger cost savings associated with the Merger that were realized through the end of 2024 and into early 2025. The largest dollar decrease was $8.6 million for equipment rentals, depreciation and maintenance, while pensions and other employee benefits and other non-interest expense also declined for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. See Note 13 — Other Operating Expense in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $7.3 million for the three months ended June 30, 2025, an increase of $9.4 million from the tax benefit of $2.2 million for the three months ended June 30, 2024. The increase was due to the increase in net income and additional state taxes incurred in the combined market area after the Merger, for the three months ended June 30, 2025, when compared to the three months ended June 30, 2024. For the three months ended June 30, 2025, the effective tax rate was 19.6%, while the effective tax benefit was 11.3% for June 30, 2024.

Analysis of Financial Condition for the Period Ended June 30, 2025, and December 31, 2024
Assets increased by $240.9 million to $8.05 billion as of June 30, 2025, compared to $7.8 billion as of December 31, 2024. Loans, net of ACL, decreased by $81.0 million from $5.6 billion as of December 31, 2024, to $5.5 billion as of June 30, 2025. Deposits decreased by $124.3 million and amounted to $6.4 billion at June 30, 2025, compared to $6.5 billion at December 31, 2024. Short-term borrowings increased by $285.0 million to $650.0 million as of June 30, 2025, compared to $365.0 million at December 31, 2024. Subordinated debt and subordinated debt owed to unconsolidated subsidiary trusts, which were assumed in the Merger, totaled $114.7 million at June 30, 2025, compared to $111.9 million at December 31, 2024.
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
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the six months ended June 30, 2025, the unrealized losses on our holdings decreased $7.9 million from December 31, 2024.
The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at June 30, 2025, or at December 31, 2024.
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
The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment for June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$164,859	$—	$11,514	$153,345
Obligations of states and municipalities	892,321	315	83,503	809,133
Residential mortgage backed - agency	58,174	246	3,283	55,137
Residential mortgage backed - non-agency	240,055	482	7,533	233,004
Commercial mortgage backed - agency	55,105	60	716	54,449
Commercial mortgage backed - non-agency	132,095	360	2,347	130,108
Asset-backed	57,268	81	923	56,426
Other	32,076	262	1,329	31,009
Total	$1,631,953	$1,806	$111,148	$1,522,611

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$165,619	$—	$16,492	$149,127
Obligations of states and municipalities	777,181	846	79,303	698,724
Residential mortgage backed - agency	57,244	121	4,179	53,186
Residential mortgage backed - non-agency	259,964	44	12,132	247,876
Commercial mortgage backed - agency	33,791	27	747	33,071
Commercial mortgage backed - non-agency	158,621	2	4,112	154,511
Asset-backed	64,308	316	568	64,056
Other	32,861	302	1,343	31,820
Total	$1,549,589	$1,658	$118,876	$1,432,371
The investment maturity table below summarizes contractual maturities for our investment securities at June 30, 2025. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.6 years at June 30, 2025. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	June 30, 2025
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$5,055	0.41%	$159,804	1.34%	$—	—%	$—	—%	$164,859	1.31%
Obligations of states and municipalities	2,715	5.84	205,979	2.76	364,792	3.04	318,835	3.08	892,321	3.00
Residential mortgage backed - agency	17	4.29	23,332	4.59	24,495	2.49	10,330	4.31	58,174	3.65
Residential mortgage backed - non-agency	8,605	4.75	64,445	3.62	158,469	4.43	8,536	4.15	240,055	4.22
Commercial mortgage backed - agency	—	—	26,900	4.62	28,205	5.83	—	—	55,105	5.24
Commercial mortgage backed - non-agency	64,301	3.62	35,499	4.75	32,295	4.43	—	—	132,095	4.12
Asset-backed	121	0.80	33,472	5.74	23,675	5.34	—	—	57,268	5.57
Other	—	—	2,775	7.13	19,531	6.19	9,770	9.46	32,076	7.27
Total	$80,814	3.61%	$552,206	2.95%	$651,462	3.73%	$347,471	3.32%	$1,631,953	3.37%
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

The following tables set forth the composition of our loan portfolio as of the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Commercial real estate	$2,767,261	$2,637,802
Owner-occupied commercial real estate	617,811	614,362
Acquisition, construction & development	347,659	465,537
Commercial & industrial	605,064	613,085
Single family residential (1-4 units)	1,148,869	1,173,749
Consumer non-real estate and other	103,793	167,701
Loans, gross	5,590,457	5,672,236
Allowance for credit losses	(67,256)	(68,040)
Loans, net	$5,523,201	$5,604,196
The loan portfolio, excluding ACL, at June 30, 2025, decreased by $81.8 million from December 31, 2024, primarily due to the exiting of loans that do not align with the Company’s desired risk profile.
The following table shows the maturity distribution for total loans outstanding as of June 30, 2025. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balance of loans is indicated by both fixed and floating rate categories in the table below (in thousands).

	June 30, 2025
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$310,025	$194,613	$935,746	$412,049	$258,661	$327,012	$8,244	$320,911	$2,767,261
Owner-occupied commercial real estate	25,345	29,305	147,357	31,898	83,930	171,379	13,630	114,967	617,811
Acquisition, construction & development	13,230	62,031	45,523	122,028	42,225	27,417	5,793	29,412	347,659
Commercial & industrial	11,612	234,768	134,799	140,316	28,301	32,950	14,072	8,246	605,064
Total commercial loans	360,212	520,717	1,263,425	706,291	413,117	558,758	41,739	473,536	4,337,795
Single family residential (1-4 units)	13,605	15,074	41,237	7,629	75,917	75,673	461,604	458,130	1,148,869
Consumer non-real estate and other	4,922	66,500	25,045	836	5,277	564	111	538	103,793
Total loans	$378,739	$602,291	$1,329,707	$714,756	$494,311	$634,995	$503,454	$932,204	$5,590,457
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
The Company’s asset quality metrics remain within the Company’s risk profile with adequate reserve coverage. The Company’s nonaccrual loan balances increased by $45.2 million from December 31, 2024, while the Company’s loans 90 days past due and still accruing increased $2.0 million from December 31, 2024. The Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned as of June 30, 2025, totaled $88.3 million, an increase of $47.1 million from $41.2 million at December 31, 2024.

The following table summarizes the Company’s non-performing assets as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Non-accrual loans	$81,059	$35,871
90 days past due and still accruing	4,472	2,497
Total non-performing loans	85,531	38,368

Other real estate owned	2,742	2,783

Total non-performing assets	$88,273	$41,151
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
The Company recorded a provision expense of $0.7 million and a provision of $20.1 million on loans for the three months ended June 30, 2025, and June 30, 2024, respectively, and a provision of $1.6 million and a provision of $19.4 million on loans for the six months ended June 30, 2025, and June 30, 2024, respectively. For the three and six months ended June 30, 2024, the Company recorded a $23.9 million provision to establish an allowance for acquired PCD loans.
Gross charged-off loans were $1.5 million and $611.0 thousand for the three months ended June 30, 2025, and June 30, 2024, respectively and $3.0 million and $641.0 thousand for the six months ended June 30, 2025, and June 30, 2024, respectively. Gross recoveries totaled $326.0 thousand and $12.0 thousand for the three months ended June 30, 2025, and June 30, 2024, respectively and $563.0 thousand and $17.0 thousand for the six months ended June 30, 2025, and June 30, 2024, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.20% and 1.21% as of June 30, 2025, and June 30, 2024, respectively.

The following table summarizes the changes in the Company’s credit loss experience by portfolio for the three and six months ended June 30, 2025, and 2024 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Loans outstanding at end of period	$5,590,457	$5,616,724	$5,590,457	$5,616,724
Balance of allowance at beginning of period	(67,753)	(24,606)	(68,040)	(25,301)
Allowance established for acquired PCD Loans	—	(23,910)	—	(23,910)
Loans charged-off:
Commercial real estate	97	210	116	210
Owner-occupied commercial real estate	413	—	1,100	—
Acquisition, construction & development	—	—	1	—
Commercial & industrial	104	146	197	146
Residential	45	37	37	37
Consumer non-real estate and other	881	218	1,513	248
Total loans charged-off	1,540	611	2,964	641
Recoveries of loans charged-off:
Commercial real estate	(7)	(4)	(32)	(7)
Owner-occupied commercial real estate	(10)	—	(10)	—
Acquisition, construction & development	—	—	(1)	—
Commercial & industrial	(21)	—	(25)	—
Residential	(30)	—	(121)	(1)
Consumer non-real estate and other	(258)	(8)	(374)	(9)
Total recoveries of loans charged-off	(326)	(12)	(563)	(17)
Net loan charge-offs (recoveries)	1,214	599	2,401	624
Provision for (recapture of) credit losses for the period	717	20,100	1,617	19,430
Ending allowance	$(67,256)	$(68,017)	$(67,256)	$(68,017)

Average loans outstanding during the period	$5,630,973	$4,485,034	$5,643,414	$3,285,429
Allowance coverage ratio (1)	1.20%	1.21%	1.20%	1.21%
Net charge-offs to average outstanding loans during the period (2)	0.02	0.01	0.04	0.02
Allowance for credit losses as a percentage of non-performing loans (3)	78.63	207.10	78.63	207.10
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

The following table summarizes the ACL by portfolio with a comparison of the percentage composition in relation to total ACL and allowance for credit losses and total loans as of June 30, 2025, and December 31, 2024 (dollars in thousands).

	June 30, 2025
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated ACL	Percent of Loans in Each Category to Total Loans
Commercial real estate	$28,113	41.80%	49.50%
Owner-occupied commercial real estate	3,530	5.25	11.05
Acquisition, construction & development	12,085	17.97	6.22
Commercial & industrial	10,643	15.82	10.82
Residential	12,208	18.15	20.55
Consumer non-real estate and other	677	1.01	1.86
Total	$67,256	100.00%	100.00%

	December 31, 2024
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$30,444	44.75%	46.50%
Owner-occupied commercial real estate	3,261	4.79	10.83
Acquisition, construction & development	17,386	25.55	8.21
Commercial & industrial	6,633	9.75	10.81
Residential	9,763	14.35	20.69
Consumer non-real estate and other	553	0.81	2.96
Total	$68,040	100.00%	100.00%
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
As of June 30, 2025, the Company has available unused borrowing capacity of $4.1 billion through its available lines of credit with the FHLB of Atlanta, the Federal Reserve Borrower-In-Custody Program line, and unsecured federal fund lines of credit from correspondent banking relationships. Advances on credit lines are secured by both securities and loans.
The following table shows certain information regarding short-term borrowings as of the three months ended June 30, 2025, and December 31, 2024, respectively (dollars in thousands):

Balance at end of period	June 30, 2025	December 31, 2024
Short-term borrowings	$650,000	$365,000
Weighted average interest yield at end of period	3.91%	3.35%
The following table shows certain information regarding long-term debt as of the three months ended June 30, 2025, and December 31, 2024, respectively (dollars in thousands):

Balance at end of period	June 30, 2025	December 31, 2024
Subordinated debentures, net	$97,552	$94,872
Subordinated debentures owed to unconsolidated subsidiary trusts	17,140	17,013
Total long-term debt	$114,692	$111,885

Weighted average interest yield at end of period	9.62%	10.08%
Deposits
Total deposits decreased by $124.3 million from December 31, 2024, to June 30, 2025, primarily due to a decrease in brokered deposits of $112.7 million. The Company’s brokered time deposits amounted to $132.1 million as of June 30, 2025, and $244.8 million at December 31, 2024. All of the Company’s brokered deposits are in the form of certificates of deposits that are insured by the FDIC. Excluding the brokered deposit balance, the total deposit balance decreased by $11.6 million from December 31, 2024 to June 30, 2025.
The following table sets forth the balance of each category of deposits as of the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
	Balance	Balance
Demand, non-interest-bearing	$1,363,617	$1,379,940
Demand, interest-bearing	2,227,501	2,223,540
Money market and savings	1,654,665	1,658,480
Brokered deposits	132,098	244,802
Time deposits, other	1,013,093	1,008,477
Total interest-bearing	5,027,357	5,135,299
Total deposits	$6,390,974	$6,515,239
The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 in the amounts of $2.0 billion and $1.9 billion at June 30, 2025, and December 31, 2024, respectively. The Company does not have material deposit concentration risk to any significant market, industry or individual at June 30, 2025 or December 31, 2024.

The following table sets forth maturity ranges of time deposits as of June 30, 2025, that meet or exceed the FDIC insurance limit (in thousands).

June 30, 2025
Due within 3 months or less	$145,785
Due after 3 months and within 6 months	106,648
Due after 6 months and within 12 months	27,298
Due after 12 months	9,992
Total uninsured, time deposits	$289,723
Shareholders’ Equity
Total shareholders’ equity at June 30, 2025, was $780.0 million, compared to $730.2 million at December 31, 2024. Shareholders’ equity increased by $49.9 million mostly due to an increase in earnings since December 31, 2024. Accumulated other comprehensive income/(loss) decreased $7.9 million from December 31, 2024, to June 30, 2025, from $(95.7) million to $(87.9) million due to a decrease in unrealized losses in our securities portfolio.

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

	As of June 30, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percentage Change in Earnings	Percentage Change in Earnings
200	(2.7)%	(2.1)%
100	(1.1)	(0.7)
(100)	0.1	0.5
(200)	(0.3)	0.5
(300)	(0.2)	0.5
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at June 30, 2025, and December 31, 2024.

	As of June 30, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
200	(8.1)%	(8.7)%
100	(3.7)	(3.6)
(100)	2.7	1.9
(200)	3.2	0.5
(300)	2.2	(3.4)

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 25, 2025, the Company announced that its Board authorized a share repurchase program pursuant to which the Company may purchase up to $50.0 million of the Company’s Common Stock in the open market or in privately negotiated transactions. The Company made no open market or private purchases for the six months ended June 30, 2025.

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
April 1 - 30, 2025	354	$48.74	—	$50,000,000
May 1 - 31, 2025	8,563	57.39	—	50,000,000
June 1 - 30, 2025	—	—	—	50,000,000
(1) Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.
(2) No shares were purchased by the Company under any share repurchase program during the quarter ended June 30, 2025.
(3) The Company’s share repurchase program was authorized on April 25, 2025, during the quarter ended June 30, 2025.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
(c) Insider Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.     Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation Burke & Herbert Financial Services Corp. as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed August 13, 2024)
3.2*	Bylaws of Burke & Herbert Financial Services Corp. as amended (incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-Q filed May 10, 2024)
10.1*	Offer Letter to Patrick “Kip” Huffman, CPA (incorporated by reference to Exhibit 10.1) to the Registrant’s Form 8-K filed April 21, 2025).
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#
The following materials from the registrant’s Form 10-Q Report for the quarterly period ended June 30, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104#	The cover page of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL (contained in Exhibit 101).
__________________
*    Previously filed
#    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2025

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board and Chief Executive Officer

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President, Chief Financial Officer