Form 10-Q
period 2025-09-30
Burke & Herbert Financial Services Corp.
filed 2025-11-07
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2025, there were 15,028,524 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information
Item 1.     Financial Statements
Burke & Herbert Financial Services Corp. Consolidated Financial Statements:

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Cash and due from banks	$55,224	$35,554
Interest-earning deposits with banks	76,489	99,760
Cash and cash equivalents	131,713	135,314
Securities available-for-sale, at fair value	1,598,407	1,432,371
Restricted stock, at cost	42,187	33,559
Loans held-for-sale	1,303	2,331
Loans	5,559,479	5,672,236
Allowance for credit losses	(67,604)	(68,040)
Net loans	5,491,875	5,604,196
Premises and equipment, net	136,117	132,270
Other real estate owned	2,742	2,783
Accrued interest receivable	35,444	34,454
Intangible assets	45,431	57,300
Goodwill	34,149	32,783
Company-owned life insurance	182,980	182,834
Other assets	186,689	161,990
Total Assets	$7,889,037	$7,812,185

Liabilities and Shareholders’ Equity
Liabilities
Non-interest-bearing deposits	$1,358,250	$1,379,940
Interest-bearing deposits	5,053,802	5,135,299
Total deposits	6,412,052	6,515,239
Short-term borrowings	450,000	365,000
Subordinated debentures, net	68,906	94,872
Subordinated debentures owed to unconsolidated subsidiary trusts	17,204	17,013
Accrued interest and other liabilities	118,644	89,904
Total Liabilities	7,066,806	7,082,028

Commitments and contingent liabilities (see Note 10)

Shareholders’ Equity
Preferred stock and related surplus, $1.00 par value per share; 2,000,000 shares authorized; 1,500 shares issued and outstanding at September 30, 2025; 1,500 shares issued and outstanding at December 31, 2024	10,413	10,413
Common Stock	7,800	7,770
$0.50 par value; 40,000,000 shares authorized, 15,599,814 shares issued and 15,028,524 shares outstanding at September 30, 2025; 40,000,000 shares authorized, 15,540,394 shares issued and 14,969,104 shares outstanding at December 31, 2024

Common stock, additional paid-in capital	404,656	401,172
Retained earnings	495,400	434,106
Accumulated other comprehensive income (loss)	(68,454)	(95,720)
Treasury stock	(27,584)	(27,584)
571,290 shares, at cost, at September 30, 2025, and 571,290 shares, at cost, at December 31, 2024
Total Shareholders’ Equity	822,231	730,157
Total Liabilities and Shareholders’ Equity	$7,889,037	$7,812,185

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income
Taxable loans, including fees	$95,132	$103,682	$288,966	$213,400
Tax-exempt loans, including fees	47	48	136	81
Taxable securities	9,062	10,076	27,852	29,949
Tax-exempt securities	4,863	3,135	12,069	7,052
Other interest income	2,105	1,585	4,830	2,886
Total interest income	111,209	118,526	333,853	253,368
Interest expense
Deposits	30,286	39,441	92,568	82,745
Short-term borrowings	4,379	3,080	12,009	10,806
Subordinated debt	2,748	2,798	8,207	4,658
Other interest expense	26	28	79	84
Total interest expense	37,439	45,347	112,863	98,293
Net interest income	73,770	73,179	220,990	155,075

Credit loss expense - loans and available-for-sale securities	574	85	2,191	19,515
Credit loss expense (recapture) - off-balance sheet credit exposures	(312)	62	(804)	3,872
Total provision for credit losses	262	147	1,387	23,387
Net interest income after credit loss expense	73,508	73,032	219,603	131,688

Non-interest income
Fiduciary and wealth management	2,664	2,352	7,532	5,982
Service charges and fees	2,070	2,509	6,195	4,977
Net gains on securities	212	—	251	613
Income from company-owned life insurance	1,152	1,330	5,327	2,799
Bank debit and other card revenue	3,192	3,119	9,100	6,708
Other non-interest income	2,295	1,306	6,080	3,296
Total non-interest income	11,585	10,616	34,485	24,375

Non-interest expense
Salaries and wages	20,848	20,858	63,109	51,271
Pensions and other employee benefits	4,429	4,678	13,632	12,346
Occupancy	3,479	3,412	11,045	7,947
Equipment rentals, depreciation and maintenance	3,908	4,699	12,092	18,643
Core deposit intangible amortization	3,683	4,297	11,869	7,162
ATM, card and network expense	1,200	1,640	3,646	3,299
FDIC and other regulatory assessments	976	1,037	2,978	2,500
Other operating	9,569	10,205	28,690	33,255
Total non-interest expense	48,092	50,826	147,061	136,423

Income before income taxes	37,001	32,822	107,027	19,640
Income tax expense	7,037	5,200	19,965	3,725

Net income	29,964	27,622	87,062	15,915
Preferred stock dividends	225	225	675	450
Net income applicable to common shares	$29,739	$27,397	$86,387	$15,465

Earnings per common share:
Basic	$1.98	$1.83	$5.76	$1.34
Diluted	1.97	1.82	5.74	1.33
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$29,964	$27,622	$87,062	$15,915
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gain (loss) arising during period, net of tax of ($5,965) and ($7,610) for the three months ended September 30, 2025, and September 30, 2024, respectively, net of tax of ($8,525) and ($7,714) for the nine months ended September 30, 2025, and September 30, 2024, respectively	19,970	28,628	28,540	29,019
Reclassification adjustment for loss (gain) on securities, net of tax of $49 and $0 for the three months ended September 30, 2025, and September 30, 2024, respectively, net of tax of $58 and $129 for the nine months ended September 30, 2025, and September 30, 2024, respectively	(163)	—	(193)	(484)
Reclassification adjustment for loss (gain) on fair value hedge, net of tax of $9 and $9 for the three months ended September 30, 2025, and September 30, 2024, respectively, net of tax of $27 and $25 for the nine months ended September 30, 2025, and September 30, 2024, respectively	(31)	(32)	(92)	(95)
Defined benefit pension plans:
Changes in pension plan benefits, net of tax of $— and $— for the three months ended September 30, 2025, and September 30, 2024, respectively, net of tax of $8 and — for the nine months ended September 30, 2025, and September 30, 2024, respectively	—	—	(26)	—
Unrealized gain (loss) on cash flow hedge:
Unrealized holding gain (loss) on cash flow hedge, net of tax of ($51) and $816 for the three months ended September 30, 2025, and September 30, 2024, respectively, net of tax of ($142) and ($128) for the nine months ended September 30, 2025, and September 30, 2024, respectively	170	(3,071)	475	483
Reclassification adjustment for losses (gains) included in net income, net of tax $163 and $227 for the three months ended September 30, 2025, and September 30, 2024, respectively, net of tax of $430 and $315 for the nine months ended September 30, 2025, and September 30, 2024, respectively	(546)	(853)	(1,438)	(1,187)
Total other comprehensive income (loss)	19,400	24,672	27,266	27,736
Comprehensive income (loss)	$49,364	$52,294	$114,328	$43,651

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2025, and 2024
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance June 30, 2025	$10,413	15,007,712	$7,790	$403,234	$474,019	$(87,854)	$(27,584)	$780,018
Net income	—	—	—	—	29,964	—	—	29,964
Other comprehensive income (loss)	—	—	—	—	—	19,400	—	19,400
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(8,262)	—	—	(8,262)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	20,812	10	1,422	(96)	—	—	1,336
Balance September 30, 2025	$10,413	15,028,524	$7,800	$404,656	$495,400	$(68,454)	$(27,584)	$822,231

Balance June 30, 2024	$10,413	14,932,169	$7,752	$399,553	$403,422	$(100,430)	$(27,584)	$693,126
Net income	—	—	—	—	27,622	—	—	27,622
Other comprehensive income (loss)	—	—	—	—	—	24,672	—	24,672
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(7,921)	—	—	(7,921)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	30,834	15	824	(54)	—	—	785
Balance September 30, 2024	$10,413	14,963,003	$7,767	$400,377	$422,844	$(75,758)	$(27,584)	$738,059
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2025, and 2024
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance December 31, 2024	$10,413	14,969,104	$7,770	$401,172	$434,106	$(95,720)	$(27,584)	$730,157
Net income	—	—	—	—	87,062	—	—	87,062
Other comprehensive income (loss)	—	—	—	—	—	27,266	—	27,266
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(24,753)	—	—	(24,753)
Preferred stock cash dividends, declared	—	—	—	—	(675)	—	—	(675)
Share-based compensation expense, net	—	59,420	30	3,484	(340)	—	—	3,174
Balance September 30, 2025	$10,413	15,028,524	$7,800	$404,656	$495,400	$(68,454)	$(27,584)	$822,231

Balance December 31, 2023	$—	7,428,710	$4,000	$14,495	$427,333	$(103,494)	$(27,584)	$314,750
Acquisition of Summit Financial Group, Inc.	10,413	7,405,772	3,703	383,329	—	—	—	397,445
Net income	—	—	—	—	15,915	—	—	15,915
Other comprehensive income (loss)	—	—	—	—	—	27,736	—	27,736
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(19,729)	—	—	(19,729)
Preferred stock cash dividends, declared	—	—	—	—	(450)	—	—	(450)
Share-based compensation expense, net	—	128,521	64	2,553	(225)	—	—	2,392
Balance September 30, 2024	$10,413	14,963,003	$7,767	$400,377	$422,844	$(75,758)	$(27,584)	$738,059
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net Income	$87,062	$15,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	5,142	4,130
Amortization of other intangible assets	12,036	7,204
Amortization on assumed liabilities	5,297	6,324
Accretion income related to acquired loans	(31,152)	(28,836)
Amortization of housing tax credits	5,276	4,117
Realized (gain) on sales of available-for-sale securities	(251)	(613)
Realized (gain) loss on sales of OREO property	2	(172)
Provision for credit losses	1,387	23,387
Income from company-owned life insurance	(5,327)	(2,799)
Deferred tax expense (benefit)	10,341	(41,052)
Loss on disposal of fixed assets	89	1,167
Accretion of securities	(3,362)	(2,743)
Amortization of securities	7,286	7,072
Share-based compensation expense	3,642	2,184
Repayment of operating lease liabilities	(1,900)	(2,013)
(Gain) on loans held-for-sale	(274)	(297)
Proceeds from sale of loans held-for-sale	19,604	28,002
Change in fair value of loans held-for-sale	—	28
Originations of loans held-for-sale	(18,302)	(30,452)
(Increase) in accrued interest receivable	(990)	(104)
(Increase) in other assets	(48,903)	(43,413)
Increase in accrued interest payable and other liabilities	30,287	61,882
Net cash flows provided by operating activities	$76,990	$8,918

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	157,953	190,224
Proceeds from sale of securities available-for-sale, net	6,194	365,990
Purchases of securities available-for-sale, net	(300,257)	(530,863)
Cash (paid) from merger, net	—	(750)
Sales of restricted stock	29,071	24,914
Purchases of restricted stock	(37,699)	(35,781)
Purchases of property and equipment, net of disposals	(9,078)	(4,273)
Proceeds from company-owned life insurance	5,181	2,213
Proceeds from sale of OREO property	156	—
Decrease in loans made to customers, net	142,087	190,979
Net cash flows provided by (used in) investing activities	$(6,392)	$202,653

Cash Flows from Financing Activities
Net (decrease) in non-interest-bearing accounts	(21,690)	(19,833)
Net (decrease) in interest-bearing accounts	(82,569)	(85,295)
Net increase in other short-term borrowings	85,000	158,485
Payment for call of subordinated debt	(30,000)	—
Repayment of finance lease liabilities	(170)	(161)
Cash dividends paid	(25,428)	(20,179)

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

Proceeds from employee stock purchase program	523	62
Issuance of common stock	135	2,617
Sale of treasury stock	—	—
Net cash flows provided by (used in) financing activities	$(74,199)	$35,696
Increase (decrease) in cash and cash equivalents	(3,601)	247,267
Cash and cash equivalents
Beginning of period	135,314	44,498
End of period	$131,713	$291,765

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$94,434	$78,835
Interest paid on short-term borrowings	13,896	19,157
Interest paid on subordinated debt and trust preferred securities	3,982	4,658
Interest paid on finance leases	79	83
Income taxes	6,543	775
Change in unrealized gains on available-for-sale securities	33,599	36,265
Lease liability arising from obtaining right-of-use assets	—	11,130
Loans transferred to other real estate owned	117	—
Common stock issued for merger, net	—	387,032
Preferred stock issued for merger, net	—	10,413
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
The consolidated financial statements include the accounts of the Company and the Bank (as its wholly-owned subsidiary). All significant intercompany accounts and transactions between the Company and the Bank have been eliminated. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for any other interim period or for the full year. All December 31, 2024, amounts and disclosures included in this quarterly report were derived from the Company’s audited consolidated financial statements. Certain items in the prior period have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or on shareholders’ equity.
Newly issued not yet adopted accounting standards
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income—Expense Disaggregation Disclosures. This ASU seeks to improve the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU is not expected to have a material impact on our consolidated financial statements.
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
Note 2— Securities
The carrying amount of available-for-sale (“AFS”) securities and their approximate fair values at September 30, 2025, and December 31, 2024, are summarized as follows (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$164,474	$—	$10,240	$154,234
Obligations of states and municipalities	939,381	3,308	65,716	876,973
Residential mortgage backed - agency	58,072	427	3,024	55,475
Residential mortgage backed - non-agency	230,700	910	5,740	225,870
Commercial mortgage backed - agency	76,326	62	730	75,658
Commercial mortgage backed - non-agency	131,498	571	1,987	130,082
Asset-backed	54,457	154	645	53,966
Other	27,118	156	1,125	26,149
Total	$1,682,026	$5,588	$89,207	$1,598,407

Note 2— Securities (continued)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$165,619	$—	$16,492	$149,127
Obligations of states and municipalities	777,181	846	79,303	698,724
Residential mortgage backed - agency	57,244	121	4,179	53,186
Residential mortgage backed - non-agency	259,964	44	12,132	247,876
Commercial mortgage backed - agency	33,791	27	747	33,071
Commercial mortgage backed - non-agency	158,621	2	4,112	154,511
Asset-backed	64,308	316	568	64,056
Other	32,861	302	1,343	31,820
Total	$1,549,589	$1,658	$118,876	$1,432,371
At September 30, 2025, and December 31, 2024, AFS securities with amortized costs of $1.2 billion and $1.2 billion, respectively, and with estimated fair values of $1.1 billion and $1.1 billion, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.
The proceeds from sales, calls, and maturities of debt securities available-for-sale, including principal payments received, and the related gross gains and losses realized, for the nine months ended September 30, 2025, and September 30, 2024, were as follows (in thousands):

	Proceeds from			Gross realized
Nine Months Ended September 30,	Sales	Calls and maturities	Principal Payments	Gains	Losses
2025	$6,194	$38,148	$119,805	$257	$6
2024	365,990	38,137	152,087	2,637	2,024
The tax benefit (provision) related to these net realized gains and losses for September 30, 2025, and September 30, 2024, was ($57.7) thousand, and ($128.7) thousand, respectively.
The maturities of AFS securities at September 30, 2025, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

	September 30, 2025
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$5,027	$159,447	$—	$—	$164,474
Obligations of states and municipalities	4,871	238,746	445,330	250,434	939,381
Residential mortgage backed - agency	17	23,368	24,546	10,141	58,072
Residential mortgage backed - non-agency	5,811	83,780	129,483	11,626	230,700
Commercial mortgage backed - agency	—	22,351	53,975	—	76,326
Commercial mortgage backed - non-agency	34,947	64,391	32,160	—	131,498
Asset-backed	4,465	34,222	15,770	—	54,457
Other	—	2,788	15,265	9,065	27,118
Total	$55,138	$629,093	$716,529	$281,266	$1,682,026

Note 2— Securities (continued)

	September 30, 2025
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$4,983	$149,251	$—	$—	$154,234
Obligations of states and municipalities	4,880	228,472	416,068	227,553	876,973
Residential mortgage backed - agency	17	23,332	21,594	10,532	55,475
Residential mortgage backed - non-agency	5,779	81,982	126,741	11,368	225,870
Commercial mortgage backed - agency	—	21,907	53,751	—	75,658
Commercial mortgage backed - non-agency	34,629	63,430	32,023	—	130,082
Asset-backed	4,463	33,952	15,551	—	53,966
Other	—	2,892	14,305	8,952	26,149
Total	$54,751	$605,218	$680,033	$258,405	$1,598,407
At September 30, 2025, and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025, and December 31, 2024.
AFS securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	September 30, 2025
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$154,234	$10,240	$10,240
Obligations of states and municipalities	196,419	3,644	464,797	62,072	65,716
Residential mortgage backed - agency	—	—	42,825	3,024	3,024
Residential mortgage backed - non-agency	16,187	53	90,200	5,687	5,740
Commercial mortgage backed - agency	22,618	127	26,827	603	730
Commercial mortgage backed - non-agency	30,623	229	46,179	1,758	1,987
Asset-backed	12,172	84	25,029	561	645
Other	—	—	22,148	1,125	1,125
Total	$278,019	$4,137	$872,239	$85,070	$89,207

Note 2— Securities (continued)

	December 31, 2024
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$149,127	$16,492	$16,492
Obligations of states and municipalities	181,027	5,338	433,488	73,965	79,303
Residential mortgage backed - agency	203	2	42,233	4,177	4,179
Residential mortgage backed - non-agency	110,191	1,911	134,727	10,221	12,132
Commercial mortgage backed - agency	3,412	29	28,885	718	747
Commercial mortgage backed - non-agency	30,064	523	108,761	3,589	4,112
Asset-backed	4,140	4	29,243	564	568
Other	15,123	138	8,295	1,205	1,343
Total	$344,160	$7,945	$934,759	$110,931	$118,876
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
The Company did not record an ACL on the AFS securities as of September 30, 2025, or December 31, 2024. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 441 securities in an unrealized loss position as of September 30, 2025. The Company has evaluated AFS securities in an unrealized loss position for credit-related impairment at September 30, 2025, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at September 30, 2025.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At September 30, 2025, the unrealized losses associated with 11 U.S. Treasuries and Government Agency securities, 12 Residential Mortgage Backed – Agency securities, and 13 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2025.

Note 2— Securities (continued)
Securities of U.S. States and Municipalities
At September 30, 2025, the unrealized losses associated with 311 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These securities are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2025.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At September 30, 2025, the unrealized losses associated with 57 Residential Mortgage Backed – Non-Agency securities and 13 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2025.
Asset-Backed Securities
At September 30, 2025, the unrealized losses associated with 17 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2025.
Other Securities
At September 30, 2025, the unrealized losses associated with 7 securities were primarily driven by interest rates and not the credit quality of the securities. These investments were underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2025.
Restricted stock, at cost
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $26.8 million and $18.2 million at September 30, 2025, and December 31, 2024, respectively. The Company’s investment in Federal Reserve Bank stock totaled $14.8 million and $14.8 million at September 30, 2025, and December 31, 2024, respectively. FHLB and Federal Reserve stock are generally viewed as long-term investments and as restricted investment securities, which are carried at cost, because there is no market for the stocks other than member institutions. Therefore, when evaluating FHLB and Federal Reserve stock for impairment, their values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be impaired at September 30, 2025, and no impairment has been recognized. FHLB stock and Federal Reserve stock are included in a separate line item, restricted stock, at cost on the Consolidated Balance Sheets and are not part of the Company’s AFS securities portfolio.
The Company’s restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $111 thousand at September 30, 2025, and $111 thousand at December 31, 2024, which is carried at cost and is not impaired at September 30, 2025. The Company also has other restricted investments including Independent Community Bancorp, Inc. and WV Bankers Title which are included in restricted stock on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

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
•Acquisition, construction & development loans carry risk associated with the credit-worthiness of the borrower, project completion within budget including the potential impact of volatile construction costs, sale after completion, and the value of the collateral.
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
Loan balances as of September 30, 2025, and December 31, 2024, by portfolio segment were as follows (in thousands):

	September 30, 2025	December 31, 2024
Commercial real estate	$2,804,175	$2,637,802
Owner-occupied commercial real estate	612,560	614,362
Acquisition, construction & development	375,027	465,537
Commercial & industrial	534,731	613,085
Single family residential (1-4 units)	1,127,952	1,173,749
Consumer non-real estate and other	105,034	167,701
Loans, gross	5,559,479	5,672,236
Allowance for credit losses	(67,604)	(68,040)
Loans, net	$5,491,875	$5,604,196
Net deferred loan fees included in the above loan categories totaled $4.8 million and $4.4 million at September 30, 2025, and December 31, 2024, respectively.
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
The following tables present the activity in the ACL for the three and nine months ended September 30, 2025, and for the three and nine months ended September 30, 2024, including the impact of the allowance established for Purchase Credit Deteriorated (“PCD”) loans for the nine months ended September 30, 2024, (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Total
Three months ended
September 30, 2025
Balance, beginning of period	$28,113	$3,530	$12,085	$10,643	$12,208	$677	$67,256
Provision for (recapture of) credit losses	(2,045)	(455)	4,270	(1,947)	376	375	574
Charge-offs	—	—	—	(26)	(171)	(322)	(519)
Recoveries	6	20	—	10	96	161	293
Balance, end of period	$26,074	$3,095	$16,355	$8,680	$12,509	$891	$67,604

September 30, 2024
Balance, beginning of period	$27,304	$5,040	$18,639	$4,768	$11,648	$618	$68,017
Provision for (recapture of) credit losses	(1,516)	(1,073)	3,084	425	(1,006)	171	85
Charge-offs	—	—	—	(32)	(67)	(206)	(305)
Recoveries	3	—	—	9	1	7	20
Balance, end of period	$25,791	$3,967	$21,723	$5,170	$10,576	$590	$67,817

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & Industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Total
Nine months ended
September 30, 2025
Balance, beginning of period	$30,444	$3,261	$17,386	$6,633	$9,763	$553	$68,040
Provision for (recapture of) credit losses	(4,292)	904	(1,031)	2,235	2,737	1,638	2,191
Charge-offs	(116)	(1,100)	(1)	(223)	(208)	(1,835)	(3,483)
Recoveries	38	30	1	35	217	535	856
Balance, end of period	$26,074	$3,095	$16,355	$8,680	$12,509	$891	$67,604

September 30, 2024
Balance, beginning of period	$20,633	$783	$368	$645	$2,797	$75	$25,301
Allowance established for acquired PCD loans	7,503	1,931	5,968	5,684	2,608	216	23,910
Provision for (recapture of) credit losses	(2,145)	1,253	15,387	(990)	5,273	737	19,515
Charge-offs	(210)	—	—	(178)	(104)	(455)	(947)
Recoveries	10	—	—	9	2	17	38
Balance, end of period	$25,791	$3,967	$21,723	$5,170	$10,576	$590	$67,817

Note 4— Allowance for Credit Losses (continued)
The recorded investment in loans excludes accrued interest receivable due to immateriality. The following table presents the aging of the recorded investment in past due loans as of September 30, 2025, and December 31, 2024, by portfolio segment (in thousands):

	September 30, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due or More & Still Accruing	Non-accrual loans
Commercial real estate	$11,649	$5,220	$21,157	$38,026	$2,766,149	$2,804,175	$268	$52,704
Owner-occupied commercial real estate	1,065	159	5,915	7,139	605,421	612,560	—	8,399
Acquisition, construction & development	5,768	2,631	765	9,164	365,863	375,027	616	11,995
Commercial & industrial	3,719	703	5,205	9,627	525,104	534,731	977	4,658
Single family residential (1-4 units)	6,069	2,887	4,114	13,070	1,114,882	1,127,952	1,669	7,368
Consumer non-real estate and other	469	121	369	959	104,075	105,034	4	393
Total	$28,739	$11,721	$37,525	$77,985	$5,481,494	$5,559,479	$3,534	$85,517

	December 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due or More & Still Accruing	Non-accrual loans
Commercial real estate	$10,974	$—	$8,440	$19,414	$2,618,388	$2,637,802	$—	$19,183
Owner-occupied commercial real estate	1,160	1,636	5,240	8,036	606,326	614,362	307	5,760
Acquisition, construction & development	5,210	38	1,243	6,491	459,046	465,537	812	1,098
Commercial & industrial	1,654	1,594	1,469	4,717	608,368	613,085	350	1,757
Single family residential (1-4 units)	20,724	4,379	3,420	28,523	1,145,226	1,173,749	1,012	7,857
Consumer non-real estate and other	637	300	195	1,132	166,569	167,701	16	216
Total	$40,359	$7,947	$20,007	$68,313	$5,603,923	$5,672,236	$2,497	$35,871
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, current economic information, and other factors. The Company analyzes loans individually by classifying the loans by credit risk. The Company internally grades all commercial loans at the time of origination. In addition, the Company performs an annual review on at least 50% of the Bank’s commercial credit exposure. The Company uses the following definitions for credit risk classifications:
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025
	Term Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate
Pass	$169,052	$249,876	$427,514	$448,795	$360,970	$657,179	$118,403	$2,431,789
Special Mention	—	—	—	26,212	10,858	27,134	2,460	66,664
Substandard	—	—	19,127	53,992	102,742	95,100	29,566	300,527
Doubtful	—	—	—	3,238	—	1,747	—	4,985
Loss	—	—	—	—	—	—	210	210
Total	$169,052	$249,876	$446,641	$532,237	$474,570	$781,160	$150,639	$2,804,175

Year to date gross charge-offs	$—	$—	$—	$—	$—	$116	$—	$116

Owner-occupied commercial real estate
Pass	$55,671	$59,191	$65,745	$87,555	$118,573	$174,578	$31,460	$592,773
Special Mention	—	—	—	—	234	3,809	—	4,043
Substandard	—	—	524	1,932	1,116	5,030	72	8,674
Doubtful	—	—	—	3,392	1,643	2,035	—	7,070
Loss	—	—	—	—	—	—	—	—
Total	$55,671	$59,191	$66,269	$92,879	$121,566	$185,452	$31,532	$612,560

Year to date gross charge-offs	$—	$—	$—	$363	$10	$632	$95	$1,100

Acquisition, construction & development
Pass	$22,791	$23,981	$130,991	$61,775	$68,361	$15,727	$37,492	$361,118
Special Mention	—	—	396	—	—	137	205	738
Substandard	—	—	—	812	3,507	5,024	—	9,343
Doubtful	—	—	—	3,516	—	—	140	3,656
Loss	172	—	—	—	—	—	—	172
Total	$22,963	$23,981	$131,387	$66,103	$71,868	$20,888	$37,837	$375,027

Year to date gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

Commercial & industrial
Pass	$41,527	$72,353	$31,742	$28,751	$18,069	$30,047	$276,886	$499,375
Special Mention	511	265	263	12,730	—	1,107	2,229	17,105
Substandard	753	32	912	2,530	258	1,103	12,594	18,182
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	37	32	69
Total	$42,791	$72,650	$32,917	$44,011	$18,327	$32,294	$291,741	$534,731

Year to date gross charge-offs	$—	$—	$17	$8	$—	$14	$184	$223

Single family residential (1-4 units)
Pass	$34,118	$86,778	$140,415	$188,340	$128,771	$376,344	$165,504	$1,120,270
Special Mention	—	—	—	—	—	202	—	202
Substandard	—	—	1,614	818	726	3,748	462	7,368
Doubtful	—	—	—	—	—	95	16	111
Loss	—	—	—	—	—	1	—	1
Total	$34,118	$86,778	$142,029	$189,158	$129,497	$380,390	$165,982	$1,127,952

Note 4— Allowance for Credit Losses (continued)

Year to date gross charge-offs	$—	$—	$—	$—	$—	$36	$172	$208

Consumer non-real estate and other
Pass	$8,223	$12,556	$6,526	$3,344	$921	$2,109	$71,257	$104,936
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	64	33	—	—	—	—	97
Doubtful	—	—	—	—	1	—	—	1
Loss	—	—	—	—	—	—	—	—
Total	$8,223	$12,620	$6,559	$3,344	$922	$2,109	$71,257	$105,034

Year to date gross charge-offs	$1,480	$166	$122	$59	$2	$1	$5	$1,835

Totals	$332,818	$505,096	$825,802	$927,732	$816,750	$1,402,293	$748,988	$5,559,479

	December 31, 2024
	Term Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate
Pass	$248,023	$378,322	$482,195	$337,136	$153,187	$588,490	$96,914	$2,284,267
Special Mention	—	7,148	30,018	52,885	7,154	57,255	28,211	182,671
Substandard	—	2,232	49,752	39,636	2,999	52,740	23,505	170,864
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$248,023	$387,702	$561,965	$429,657	$163,340	$698,485	$148,630	$2,637,802

Year to date gross charge-offs	$—	$—	$—	$—	$—	$382	$—	$382

Owner-occupied commercial real estate
Pass	$61,433	$72,571	$93,941	$126,700	$36,197	$170,809	$32,452	$594,103
Special Mention	—	—	—	243	2,729	1,275	—	4,247
Substandard	—	—	5,192	1,496	5,499	3,594	82	15,863
Doubtful	—	—	—	—	—	149	—	149
Loss	—	—	—	—	—	—	—	—
Total	$61,433	$72,571	$99,133	$128,439	$44,425	$175,827	$32,534	$614,362

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Acquisition, construction & development
Pass	$25,461	$109,751	$90,652	$147,702	$3,564	$16,312	$15,107	$408,549
Special Mention	—	—	—	2,641	142	—	—	2,783
Substandard	—	13,115	4,467	3,326	21,372	63	11,564	53,907
Doubtful	—	—	—	—	—	—	298	298
Loss	—	—	—	—	—	—	—	—
Total	$25,461	$122,866	$95,119	$153,669	$25,078	$16,375	$26,969	$465,537

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$108,206	$57,280	$47,828	$35,189	$15,109	$28,019	$237,852	$529,483
Special Mention	365	—	35,237	10,898	1,505	—	16,856	64,861
Substandard	37	285	4,482	618	523	1,029	11,765	18,739
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	2	—	2
Total	$108,608	$57,565	$87,547	$46,705	$17,137	$29,050	$266,473	$613,085

Year to date gross charge-offs	$—	$10	$195	$87	$—	$9	$—	$301

Single family residential (1-4 units)

Note 4— Allowance for Credit Losses (continued)

Pass	$88,857	$152,438	$201,410	$142,719	$77,783	$332,025	$170,077	$1,165,309
Special Mention	—	—	—	—	—	214	174	388
Substandard	—	1,494	800	586	605	3,935	437	7,857
Doubtful	—	—	—	—	—	—	—	—
Loss	93	—	—	—	—	1	101	195
Total	$88,950	$153,932	$202,210	$143,305	$78,388	$336,175	$170,789	$1,173,749

Year to date gross charge-offs	$—	$39	$28	$—	$—	$123	$—	$190

Consumer non-real estate and other
Pass	$21,095	$10,796	$6,122	$1,836	$1,096	$2,797	$123,148	$166,890
Special Mention	15	—	—	—	—	—	—	15
Substandard	363	90	17	—	—	17	—	487
Doubtful	—	—	—	5	3	—	—	8
Loss	289	12	—	—	—	—	—	301
Total	$21,762	$10,898	$6,139	$1,841	$1,099	$2,814	$123,148	$167,701

Year to date gross charge-offs	$468	$71	$17	$1	$—	$20	$357	$934

Totals	$554,237	$805,534	$1,052,113	$903,616	$329,467	$1,258,726	$768,543	$5,672,236
The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
September 30, 2025
Commercial real estate	$10,109	$3,213	$43,629	$53,738	$3,213
Owner-occupied commercial real estate	1,963	11	7,580	9,543	11
Acquisition, construction & development	3,944	1,570	8,722	12,666	1,570
Commercial & industrial	3,738	3,309	—	3,738	3,309
Single family residential (1-4 units)	253	30	3,838	4,091	30
Consumer non-real estate and other	—	—	—	—	—
Total	$20,007	$8,133	$63,769	$83,776	$8,133

	December 31, 2024
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2024
Commercial real estate	$7,459	$4,791	$12,439	$19,898	$4,791
Owner-occupied commercial real estate	—	—	1,833	1,833	—
Acquisition, construction & development	535	303	369	904	303
Commercial & industrial	983	734	348	1,331	734
Single family residential (1-4 units)	898	26	3,408	4,306	26
Consumer non-real estate and other	—	—	—	—	—
Total	$9,875	$5,854	$18,397	$28,272	$5,854

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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the nine months ended September 30, 2025, and for the year ended, December 31, 2024, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
Other Real Estate Owned
Real estate owned activity was as follows for the nine months ended September 30, 2025, and for the year ended, December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Beginning balance	$2,783	$—
Loans acquired/transferred to real estate owned	117	3,541
Capital expenditures	—	—
Direct write-downs	—	—
Sales of real estate owned	(158)	(758)

End of period balance	$2,742	$2,783
Note 5— Deposits
The aggregate amount of time deposits that meet or exceed the FDIC Insurance Limit of $250,000, was approximately $295.9 million and $284.4 million on September 30, 2025, and December 31, 2024, respectively. Brokered time deposits, which are fully insured, totaled $124.4 million and $244.8 million as of September 30, 2025, and December 31, 2024, respectively. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $22.8 million at September 30, 2025, compared to $35.7 million at December 31, 2024.

Note 5— Deposits (continued)
The remaining maturities of time deposits as of September 30, 2025 are as follows (in thousands):

As of September 30, 2025
Remaining three months ending, December 31, 2025	$553,403
2026	528,180
2027	22,913
2028	9,924
2029	6,188
Thereafter	9,308
Total	$1,129,916
At September 30, 2025, and December 31, 2024, amounts included in time deposits for individual retirement accounts totaled $114.6 million and $118.9 million, respectively.
Overdrafts of $657.4 thousand and $1.6 million were reclassified to loans as of September 30, 2025, and the year ended December 31, 2024, respectively.
Note 6— Borrowed Funds
Short-term borrowings
The Company had borrowings of $450.0 million and $365.0 million at September 30, 2025, and December 31, 2024, respectively. At September 30, 2025, the interest rate on this debt was 4.24%. At December 31, 2024, the interest rate on this debt ranged from 4.43% to 4.57%. The average balance outstanding during the nine months ending September 30, 2025, and the year ending December 31, 2024, was $412.7 million and $422.5 million, respectively. The Company has a finance lease liability that is not included in these balances - see Note 7 - Leased Property for a discussion of this liability that is included in the accrued interest and other liabilities line in the Consolidated Balance Sheets.
The Company has available secured lines of credit with the Federal Reserve Bank of Richmond, such as the Borrower-In-Custody program, the FHLB of Atlanta, and unsecured federal funds lines of credit from correspondent banking relationships. Through these sources, the Company has unused capacity of $4.2 billion in remaining borrowing capacity as of September 30, 2025. The advances on credit lines are secured by both securities and loans. The lendable collateral value of securities and loans pledged against available lines of credit as of September 30, 2025, and December 31, 2024, was $3.2 billion and $3.1 billion, respectively. As of September 30, 2025, all of the Company’s borrowings will mature within one calendar year.
The contractual maturities of these borrowings, which all occur within one year of the reporting date, are as follows as of September 30, 2025, (in thousands):

Due in 2025	$450,000
Total	$450,000
Long-term borrowings
Subordinated Debentures
As part of the Merger, Burke & Herbert assumed $75.0 million of subordinated debentures, that were fair valued at $61.5 million with a $13.5 million discount being amortized into interest expense over the stated maturity. As of September 30, 2025, the net balance was $68.9 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced 20% each year until maturity. The subordinated debentures were issued in the fourth quarter of 2021. This subordinated debt bears interest at a fixed rate of 3.25% per year, from acquisition date to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including, December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly

Note 6— Borrowed Funds (continued)
in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was fourth quarter 2021.
Through the Merger, Burke & Herbert also assumed $30 million of subordinated debentures that were fair valued at $29.8 million with a $0.2 million discount being amortized into interest expense over the stated maturity. This subordinated debt qualified as Tier 2 capital under Federal Reserve Board guidelines, until the debt was within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital would have been reduced by 20% each year until its maturity. The subordinated debentures were issued on September 22, 2020, had a 10-year term, and generally, were not prepayable by us within the first 5 years from issuance, absent specific events. This subordinated debt bore interest at a fixed rate of 5.00% per year from the date of assumption to, but excluding, September 30, 2025, payable quarterly in arrears. On September 30, 2025, the Company redeemed all $30 million aggregate principal amount of this subordinated debt. The redemption was made pursuant to the optional redemption provisions set forth in the indenture, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date. The redemption was funded with available cash in the form of a dividend from the Company’s Bank subsidiary.
Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
As part of the Merger, Burke & Herbert became the sponsor for SFG Capital Trust I, SFG Capital Trust II, and SFG Capital Trust III. For each of these trusts, 100% of the common equity is owned by us. SFG Capital Trust I issued $3.5 million in capital securities and $109 thousand in common securities and invested the proceeds in $3.6 million of debentures, which were assumed by Burke & Herbert in the Merger. SFG Capital Trust II issued $7.5 million in capital securities and $232 thousand in common securities and invested the proceeds in $7.7 million of debentures, which were assumed by Burke & Herbert in the Merger. SFG Capital Trust III issued $8.0 million in capital securities and $248 thousand in common securities and invested the proceeds in $8.3 million of debentures, which were assumed by Burke & Herbert in the Merger. Distributions on the capital securities issued by the trusts are payable quarterly at a variable rate equal to three-month term SOFR, plus 345 basis points for SFG Capital Trust I, three-month term SOFR, plus 280 basis points for SFG Capital Trust II, and three-month term SOFR, plus 145 basis points for SFG Capital Trust III, and equals the interest rate earned on the debentures held by the trusts and is recorded as interest expense by us. The capital securities are subject to mandatory redemption in whole, or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of the guarantee. The debentures of each Capital Trust are redeemable by us quarterly.
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
The remaining maturities of subordinated debentures as of September 30, 2025, are as follows (in thousands):

	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Remaining three months ending, December 31, 2025	$—	$—
2026	—	—
2027	—	—
2028	—	—
2029	—	—
Thereafter	75,000	19,589
Total	$75,000	$19,589
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

Note 7— Leased Property (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease income	$709	$565	$2,101	$1,696
Total lease income	$709	$565	$2,101	$1,696
The remaining maturities of operating lease receivables as of September 30, 2025, are as follows (in thousands):

Operating Leases
Remaining three months ending, December 31, 2025	$696
2026	2,610
2027	2,369
2028	2,298
2029	2,098
Thereafter	2,922
Total lease receivables	$12,993
Lessee Arrangements
The Company has entered into leases for branches and office space. The leases are evaluated for whether the lease will be classified as either a finance or operating lease. Certain leases offer the option to extend the lease term, and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. Including renewal options, the terms of the Company’s leases range from less than one year to approximately thirteen years. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.
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
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Right-of-use assets:
Operating leases	Other assets	$14,267	$13,203
Finance leases	Other assets	3,098	3,312
Total right-of-use assets		$17,365	$16,515
Lease liabilities:
Operating leases	Other liabilities	$14,806	$13,586
Finance leases	Other liabilities	3,449	3,620
Total lease liabilities		$18,255	$17,206
The components of total lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease cost
Right-of-use asset amortization	$71	$71	$214	$214
Interest expense	26	27	79	83
Operating lease cost	859	781	2,535	2,068
Total lease cost	$956	$879	$2,828	$2,365

Note 7— Leased Property (continued)
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of September 30, 2025, are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining three months ending, December 31, 2025	$824	$84
2026	3,205	340
2027	2,875	347
2028	2,330	354
2029	2,148	361
Thereafter	6,444	2,629
Total undiscounted lease payments	17,826	4,115
Less: discount	(3,020)	(666)
Net lease liabilities	$14,806	$3,449
The following table presents additional information about the Company’s leases as of September 30, 2025, and December 31, 2024.

Supplemental lease information (dollars in thousands)	September 30, 2025	December 31, 2024
Finance lease weighted average remaining lease term (years)	11.01	11.75
Finance lease weighted average discount rate	3.07%	3.06%
Operating lease weighted average remaining lease term (years)	6.86	6.84
Operating lease weighted average discount rate	4.68%	4.65%

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	2025	2024
Operating cash flows from operating leases	$2,380	$2,230
Operating cash flows from finance leases	79	83
Financing cash flows from finance leases	170	161
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	11,130
Note 8— Regulatory Capital Matters
Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III Framework, an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of September 30, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2025, and December 31, 2024, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action.”

Note 8— Regulatory Capital Matters (continued)
The following table presents the actual and required capital amounts and ratios for the Company and the Bank at September 30, 2025, and December 31, 2024 (in thousands except for ratios):

	Actual		Minimum Required Capital - Basel III		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025
Total Capital to risk weighted assets
Consolidated	$977,560	15.44%	$664,953	≥ 10.5%	$633,289	N/A
Burke & Herbert Bank & Trust	960,208	15.20	663,166	≥ 10.5	631,587	≥ 10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	837,855	13.23	538,296	≥ 8.5	506,631	N/A
Burke & Herbert Bank & Trust	889,409	14.08	536,849	≥ 8.5	505,270	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	810,238	12.79	443,302	≥ 7.0	411,638	N/A
Burke & Herbert Bank & Trust	889,409	14.08	442,111	≥ 7.0	410,532	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	837,855	10.71	312,836	≥ 4.0	391,045	N/A
Burke & Herbert Bank & Trust	889,409	11.40	312,172	≥ 4.0	390,215	≥ 5.0

As of December 31, 2024
Total Capital to risk weighted assets
Consolidated	$930,753	14.57%	$670,590	≥ 10.5%	$638,658	N/A
Burke & Herbert Bank & Trust	919,843	14.41	670,028	≥ 10.5	638,122	≥ 10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	763,842	11.96	542,859	≥ 8.5	510,926	N/A
Burke & Herbert Bank & Trust	847,804	13.29	542,404	≥ 8.5	510,498	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	736,416	11.53	447,060	≥ 7.0	415,127	N/A
Burke & Herbert Bank & Trust	847,804	13.29	446,686	≥ 7.0	414,779	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	736,416	9.80	311,904	≥ 4.0	389,880	N/A
Burke & Herbert Bank & Trust	847,804	10.88	311,616	≥ 4.0	389,520	≥ 5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2025, approximately $297.0 million of retained earnings was available for dividend declaration consistent with the Company’s capital plan.
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
Cash flow hedges of interest rate risk
The Company’s objective in using interest rate derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, caps, and floors as part of its interest rate risk management strategy. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2025, such derivatives

Note 9— Derivatives (continued)
were used to hedge the variable cash flows associated with variable-rate liabilities. As of September 30, 2024, such derivatives were used to hedge the variable cash flows associated with variable-rate debt and variable-rate securities.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. During the next twelve months, the Company estimates that an additional $6.5 thousand will be reclassified as an increase in interest expense.

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
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$200,000	$127
Interest rate swaps related to cash flow hedges	Other liabilities	250,000	174

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$184,943	$2,373
Interest rate swaps related to customer loans	Other liabilities	184,943	2,373

	December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$250,000	$1,368
Interest rate swaps related to cash flow hedges	Other liabilities	50,000	165

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$99,899	$1,823
Interest rate swaps related to customer loans	Other liabilities	99,899	1,823

Note 9— Derivatives (continued)
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended September 30, 2025, and September 30, 2024 (in thousands):

Derivatives in Cash Flow Hedging Relationships	September 30, 2025			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2025
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	221	221	—	Interest Expense	709	709	—
Total	$221	$221	$—		$709	$709	$—

Derivatives in Cash Flow Hedging Relationships	September 30, 2024			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2024
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	(3,887)	(3,887)	—	Interest Expense	1,080	1,080	—
Total	$(3,887)	$(3,887)	$—		$1,080	$1,080	$—
The table below presents the effect of cash flow hedge accounting on AOCI for the nine months ended September 30, 2025, and September 30, 2024 (in thousands):

Derivatives in Cash Flow Hedging Relationships	September 30, 2025			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2025
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	617	617	—	Interest Expense	1,868	1,868	—
Total	$617	$617	$—		$1,868	$1,868	$—

Derivatives in Cash Flow Hedging Relationships	September 30, 2024			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2024
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(19)	$(19)	$—	Interest Income	$(611)	$(611)	$—
Interest Rate Products	631	631	—	Interest Expense	2,113	2,113	—
Total	$612	$612	$—		$1,502	$1,502	$—

Note 9— Derivatives (continued)
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2025, and September 30, 2024 (in thousands).

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended
	September 30, 2025		September 30, 2024
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$40	$709	$40	$1,080
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	40	—	40	—
Derivatives designated as hedging instruments	—	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	—	709	—	1,080
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	—	709	—	1,080
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine months ended
	September 30, 2025		September 30, 2024
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$120	$1,868	$(491)	$2,113
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	120	—	120	—
Derivatives designated as hedging instruments	—	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	—	1,868	(611)	2,113
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	—	1,868	(611)	2,113
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—
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

Note 9— Derivatives (continued)
Credit-risk-related Contingent Features
As of September 30, 2025, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $174.2 thousand. As of December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $200.0 thousand. As of September 30, 2025, and as of December 31, 2024, the Company has posted the full amount of collateral related to these agreements.
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
A summary of the contractual amounts of the Company’s financial instruments outstanding at September 30, 2025, and December 31, 2024, is as follows (in thousands):

	September 30, 2025	December 31, 2024
Commitments to extend credit	$852,242	$969,317
Commercial letters of credit	24,225	13,333
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
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a recapture of credit losses on unfunded commitments of $312.0 thousand and provision for credit losses of $62.0 thousand on unfunded commitments for the three months ended September 30, 2025 and September 30, 2024, respectively. The Company recorded a recapture of credit losses on unfunded commitments of $804.0 thousand and a provision for credit losses of $3.9 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The ACL on off-balance-sheet credit totaled $3.2 million and $4.0 million as of September 30, 2025, and December 31, 2024, and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
Litigation
The Company is a party to litigation, claims, and proceedings arising in the normal course of business that are ordinary and routine to the nature of the Company’s business and operations. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from any currently pending or threatened litigation, claims, or proceedings will not be material to the Company’s financial position as of September 30, 2025, and December 31, 2024, respectively.

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
Equity Investments
Equity investments are recorded at fair value on a recurring basis, with changes in fair value reported in net income. Through the Merger we acquired an investment in an S&P 500 index mutual fund that is traded on an exchange, and we classify it as Level 2 as of September 30, 2025.
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

Note 11— Fair Value Measurements (continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2025, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$154,234	$—	$—	$154,234
Obligations of states and municipalities	—	876,973	—	876,973
Residential mortgage backed - agency	—	55,475	—	55,475
Residential mortgage backed - non-agency	—	225,870	—	225,870
Commercial mortgage backed - agency	—	75,658	—	75,658
Commercial mortgage backed - non-agency	—	130,082	—	130,082
Asset-backed	—	53,966	—	53,966
Other	—	26,149	—	26,149
Total investment securities available-for-sale	$154,234	$1,444,173	$—	$1,598,407

Loans held-for-sale	$—	$1,303	$—	$1,303

Equity investments	$—	$13,979	$—	$13,979

Derivatives	$—	$2,500	$—	$2,500

Financial liabilities
Derivatives	$—	$2,547	$—	$2,547

	Fair Value Measurements at December 31, 2024, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$149,127	$—	$—	$149,127
Obligations of states and municipalities	—	698,724	—	698,724
Residential mortgage backed - agency	—	53,186	—	53,186
Residential mortgage backed - non-agency	—	247,876	—	247,876
Commercial mortgage backed - agency	—	33,071	—	33,071
Commercial mortgage backed - non-agency	—	154,511	—	154,511
Asset-backed	—	64,056	—	64,056
Other	—	31,820	—	31,820
Total investment securities available-for-sale	$149,127	$1,283,244	$—	$1,432,371

Loans held-for-sale	$—	$2,331	$—	$2,331

Equity investments	$—	$12,407	$—	$12,407

Derivatives	$—	$3,191	$—	$3,191

Financial liabilities
Derivatives	$—	$1,988	$—	$1,988

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
Assets that were measured at fair value on a non-recurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at September 30, 2025, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$6,896	$6,896
Owner-occupied commercial real estate	—	—	1,952	1,952
Acquisition, construction & development	—	—	2,374	2,374
Commercial & industrial	—	—	429	429
Single family residential	—	—	223	223
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,742	2,742

Note 11— Fair Value Measurements (continued)

	Fair Value Measurements at December 31, 2024, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$2,668	$2,668
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	232	232
Commercial & industrial	—	—	249	249
Single family residential	—	—	872	872
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,783	2,783
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at September 30, 2025, and December 31, 2024 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range
September 30, 2025
Collateral dependent loans	$11,874	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,742	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs

December 31, 2024
Collateral dependent loans	$4,021	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,783	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at September 30, 2025, and December 31, 2024, were as follows (in thousands):

		Fair Value Measurements at September 30, 2025, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$55,224	$55,224	$—	$—	$55,224
Interest-earning deposits with banks	76,489	76,489	—	—	76,489
Loans, net	5,491,875	—	—	5,428,718	5,428,718
Accrued interest	35,444	—	35,444	—	35,444

Financial Liabilities
Non-interest-bearing deposits	$1,358,250	$—	$1,358,250	$—	$1,358,250
Interest-bearing deposits	5,053,802	—	5,048,177	—	5,048,177
Short-term borrowings	450,000	—	450,035	—	450,035
Subordinated debentures, net	68,906	—	69,473	—	69,473
Subordinated debentures owed to unconsolidated subsidiary trusts	17,204	—	16,476	—	16,476
Accrued interest	5,127	—	5,127	—	5,127

Note 11— Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2024, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$35,554	$35,554	$—	$—	$35,554
Interest-bearing deposits with banks	99,760	99,760	—	—	99,760
Loans, net	5,604,196	—	—	5,465,722	5,465,722
Accrued interest	34,454	—	34,454	—	34,454

Financial Liabilities
Non-interest-bearing deposits	$1,379,940	$—	$1,379,940	$—	$1,379,940
Interest-bearing deposits	5,135,299	—	5,126,423	—	5,126,423
Short-term borrowings	365,000	—	364,985	—	364,985
Subordinated debentures, net	94,872	—	91,760	—	91,760
Subordinated debentures owed to unconsolidated subsidiary trusts	17,013	—	14,587	—	14,587
Accrued interest	6,157	—	6,157	—	6,157
Note 12— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2025, and September 30, 2024 (in thousands):

	Three months ended September 30, 2025
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$324	$(83,576)	$(4,602)	$(87,854)
Net unrealized gains (losses)	170	19,970	—	20,140
Less: net realized (gains) losses reclassified to earnings	(546)	(194)	—	(740)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(52)	$(63,800)	$(4,602)	$(68,454)

	Three months ended September 30, 2024
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$2,730	$(97,415)	$(5,745)	$(100,430)
Net unrealized gains (losses)	(3,071)	28,628	—	25,557
Less: net realized (gains) losses reclassified to earnings	(853)	(32)	—	(885)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,194)	$(68,819)	$(5,745)	$(75,758)

Note 12— Accumulated Other Comprehensive Income (Loss) (continued)

	Nine months ended September 30, 2025
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$911	$(92,055)	$(4,576)	$(95,720)
Net unrealized gains (losses)	475	28,540	—	29,015
Less: net realized (gains) losses reclassified to earnings	(1,438)	(285)	—	(1,723)
Net change in pension plan benefits	—	—	(26)	(26)
Ending Balance	$(52)	$(63,800)	$(4,602)	$(68,454)

	Nine months ended September 30, 2024
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(490)	$(97,259)	$(5,745)	$(103,494)
Net unrealized gains (losses)	483	29,019	—	29,502
Less: net realized (gains) losses reclassified to earnings	(1,187)	(579)	—	(1,766)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(1,194)	$(68,819)	$(5,745)	$(75,758)

Note 12— Accumulated Other Comprehensive Income (Loss) (continued)
The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025, and September 30, 2024 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income				Affected Line Item in the Statements of Income
	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$(611)	Interest income
Interest rate contracts	709	1,080	1,868	2,113	Interest expense
Tax effect	(163)	(227)	(430)	(315)	Income tax expense (benefit)
Net of tax	$546	$853	$1,438	$1,187

Available-for-sale securities:
Realized gains (losses) on securities	$212	$—	$251	$613	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	40	41	119	120	Interest income
Tax effect	(58)	(9)	(85)	(154)	Income tax expense (benefit)
Net of tax	$194	$32	$285	$579

Defined benefit pension plan:
Amortization of actuarial gain / (loss)	—	—	34	—	Pension and other employee benefits
Tax effect	—	—	(8)	—	Income tax expense (benefit)
Net of tax	$—	$—	$26	$—

Total reclassifications, net of tax	$740	$885	$1,749	$1,766	Net income
Note 13— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for the three and nine months ended September 30, 2025, and September 30, 2024, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Historic tax credit amortization	$435	$632	$1,305	$1,895
IT related	383	1,003	1,297	2,257
Consultant fees	661	1,585	2,115	5,865
Directors' fees	499	124	1,455	1,578
Audit expense	425	541	1,004	1,145
Legal expense	568	445	1,373	1,660
Virginia franchise tax	960	675	2,880	2,025
Marketing expense	387	427	1,156	1,134
Donation expense	37	26	121	5,145
Other	5,214	4,747	15,984	10,551
Total	$9,569	$10,205	$28,690	$33,255

Note 13— Other Operating Expense (continued)
The Company incurred Merger-related expenses of zero and $11.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. These expenses are included in the consultant fees, audit fees, legal expense, donation, and other line items detailed in other operating expenses.
Note 14— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards subject to approval. Total compensation cost that has been charged against income for restricted stock unit awards granted was $1.1 million and $566.9 thousand for the three months ended September 30, 2025, and September 30, 2024, respectively. The total income tax benefit was $242.9 thousand and $119.0 thousand for the three months ended September 30, 2025, and September 30, 2024, respectively.
Total compensation cost that has been charged against income for restricted stock unit awards granted was $3.5 million and $2.0 million for the nine months ended September 30, 2025, and September 30, 2024, respectively. The total income tax benefit was $806.1 thousand and $410.5 thousand for the nine months ended September 30, 2025, and September 30, 2024, respectively.
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
2023 Stock Incentive Plan
In 2023, a new stock incentive plan (“2023 SIP”) was approved by the Company’s Board of Directors (the “Board”) and shareholders. Upon the plan’s shareholder approval date of March 30, 2023, no further share-based awards will be issued under the 2019 SIP. The 2023 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2023 SIP authorized the issuance of 250,000 shares, subject to an annual increase in available shares and shares and shares recycled from the 2019 SIP that were cancelled. Based on our shares outstanding as of September 30, 2025, and awards that were recycled from the 2019 SIP, the total shares authorized for issuance under the plan as of September 30, 2025 was 324,887.
A total of 95,587 and 64,365 shares were issued during the nine months ended September 30, 2025, and September 30, 2024, respectively.
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

Note 14— Share-Based Compensation (continued)

The following is a summary of all the Company’s RSU awards issued under both the 2019 SIP and 2023 SIP:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2024	134,202	$57.67
Granted	95,587	58.14
Vested	(47,853)	52.25
Forfeited	(7,947)	55.22
Non-vested at September 30, 2025	173,989	$59.53
As of September 30, 2025, there was $6.8 million of total unrecognized compensation costs related to non-vested shares granted under both the 2019 SIP and 2023 SIP. The cost is expected to be recognized over a weighted average period of 1.36 years.
2023 Employee Stock Purchase Plan
In 2023, an employee stock purchase plan (“2023 ESPP”) was approved by the Board and shareholders. Upon the 2023 ESPP’s shareholder approval date of March 30, 2023, the 2023 ESPP reserved 250,000 shares of common stock for issuance to employees, subject to an annual increase in reserved shares. At September 30, 2025, 299,391 shares were available to be issued. Whole shares are sold to participants in the 2023 ESPP at 85% of the lower of the stock price at the beginning or end of each semi-annual offering period. The first semi-annual offering period began on September 1, 2023, and the current semi-annual offering period began on September 1, 2025. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 15% of their annual salary.
The following table presents information for the 2023 ESPP for the nine months ended September 30, 2025:

September 30, 2025
Shares purchased	12,839
Weighted average price of shares purchased	$53.01
Compensation expense recognized (in 000's)	$137.5
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
Upon completion of the Merger, the Company determined the fair value per SAR using the following assumptions:

	2019 SAR	2021 SAR	2023 SAR
# of years to full vesting	7 years	7 years	7 years
Fair value	$14.89	$16.92	$14.56
Risk-free interest rate	4.51%	4.32%	4.14%
Expected dividend yield	3.95%	3.95%	3.95%
Expected common stock volatility	32.56%	32.56%	32.56%
Expected contractual life (in years)	4.77	7.20	8.77

Note 14— Share-Based Compensation (continued)
A summary of SAR and option activity during the nine months ended September 30, 2025, is as follows:

			Weighted Average
Dollars in thousands, expect per share information	SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2024	223,873	$2,862	5.44	$46.87
Granted (or acquired)	—	—	—	—
Exercised	34,920	777	—	38.21
Forfeited	2,944	82	—	48.32
Expired	—	—	—	—
Outstanding, September 30, 2025	186,009	$2,003	5.09	$48.48

Exercisable SARs:
At September 30, 2025	156,427	$2,091	4.80	$48.32
The total fair value of SARs exercised was $731.1 thousand during the nine months ended September 30, 2025. The total fair value of SARs vested was $126.1 thousand during the nine months ended September 30, 2025. As of September 30, 2025, there was $354.8 thousand of total unrecognized compensation costs related to non-vested SARs acquired through the Merger. The cost is expected to be recognized over a weighted average period of 2.09 years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) applicable to common shares (in thousands)	$29,739	$27,397	$86,387	$15,465

Weighted average number of shares	15,021,852	14,944,962	14,999,230	11,529,953
Options effect of dilutive shares	90,561	95,183	37,675	61,830
Weighted average dilutive shares	15,112,413	15,040,145	15,036,905	11,591,783

Basic earnings (loss) per common share	$1.98	$1.83	$5.76	$1.34
Diluted earnings (loss) per common share	1.97	1.82	5.74	1.33
Stock awards equivalent to 23,303 and 27,418 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2025, and September 30, 2024, respectively, because they are antidilutive. Stock awards equivalent to 31,173 and 51,094 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2025 and September 30, 2024, respectively, because they are antidilutive.

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

Note 16— Business Combination (continued)

($ in thousands, except share information)
Consideration	May 3, 2024
Common stock of Summit Financial Group, Inc.	14,686,738
Exchange ratio	0.5043
Expected Burke & Herbert common stock to be issued	7,406,522
Actual Burke & Herbert common stock issued	7,405,772
Fractional common stock to be paid in cash	750

Actual Burke & Herbert common stock issued	7,405,772
Price per share of Burke & Herbert common stock issued	$51.67
Purchase price consideration for common stock issued	382,656

Fractional common stock to be paid in cash	750
Average 10 day closing price used to pay fractional common stock	$53.66
Cash paid for fractional shares	40
Implied value of stock appreciation rights ("SARs") and restricted stock units	4,336
Fair value of preferred stock issued by Burke & Herbert	10,413
Fully diluted transaction value	$397,445

Goodwill	$34,149

Note 16— Business Combination (continued)

	As Recorded	Estimated	Estimated
	by Summit	Fair Value	Fair Value
($ in thousands)	May 3, 2024	Adjustments	May 3, 2024
Total purchase price consideration			$397,445
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and equivalents	$53,357	$—	53,357
Securities, available-for-sale, at fair value	491,608	—	491,608
Securities, held-to-maturity, at amortized cost	93,573	(7,430)	86,143
Equity and other investments	36,085	—	36,085
Loans, gross	3,707,940	(153,306)	3,554,634
Allowance for credit losses	(49,471)	25,991	(23,480)
Loans, net of allowance	3,658,469	(127,315)	3,531,154
Premises and equipment, net	62,255	13,276	75,531
Accrued interest receivable	19,610	—	19,610
Company-owned life insurance	86,363	—	86,363
Goodwill and intangibles	73,144	(4,384)	68,760
Other assets	43,169	11,263	54,432
Total identifiable assets acquired	4,617,633	(114,590)	4,503,043
Deposits	3,704,072	(7,136)	3,696,936
Borrowings	283,398	—	283,398
Subordinated debentures and trust preferred securities	123,533	(16,466)	107,067
Unfunded reserve liability	6,692	(3,190)	3,502
Accrued interest and other liabilities	47,537	1,307	48,844
Total liabilities	4,165,232	(25,485)	4,139,747
Total identifiable net assets	452,401	(89,105)	363,296
Goodwill			$34,149

Note 17— Goodwill and Other Intangible Assets
The following table presents the change in goodwill for the three and nine months ended September 30, 2025, and September 30, 2024, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning of period	$34,149	$32,783	$32,783	$—
Acquired goodwill	—	—	—	32,783
Goodwill adjustment	—	—	1,366	—
Impairment	—	—	—	—

End of period	$34,149	$32,783	$34,149	$32,783
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
The gross carrying amount and accumulated amortization of other intangible assets for the three and nine months ended September 30, 2025, and September 30, 2024, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning of period	$49,114	$65,895	$57,300	$—
Core deposit intangible acquired	—	—	—	68,760
Amortization	(3,683)	(4,297)	(11,869)	(7,162)
Impairment	—	—	—	—

Total core deposit intangible	$45,431	$61,598	$45,431	$61,598
The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Total amortization expense associated with intangible assets was $11.9 million for the nine months ended September 30, 2025.
Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
Remaining three months ending, December 31, 2025	$3,684
2026	13,097
2027	10,641
2028	8,186
2029	5,730
Thereafter	4,093
Total	$45,431

Note 18— Segment Information
Segment performance is evaluated using consolidated net income. The Company operates in one segment – Community Banking and the financial performance of this one segment is used to make resource allocations and performance decisions. The Company’s Chief Executive Officer is in charge of allocating the Company’s resources and assessing performance, and has been identified as the chief operating decision maker. While the chief operating decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Individual operating results are not reviewed by senior management to make resource allocation or performance decisions. Therefore, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations, or assumptions regarding the future of the business, future plans and strategies, operational results, and other future conditions of the Company. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of our industry or our prospects, plans, financial position, or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events, or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Additionally, forward–looking statements speak only as of the date they are made; the Company does not assume any duty, does not undertake, and specifically disclaims any obligation to update such forward–looking statements, whether written or oral, that may be made from time to time, whether because of new information, future events, or otherwise, except as required by law. Furthermore, because forward–looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those indicated in or implied by such forward-looking statements because of a variety of factors, many of which are beyond the control of the Company. Further, factors identified herein are not necessarily all of the factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by any of the forward-looking statements. Other factors, including unknown or unpredictable factors, also could harm the Company. Accordingly, you should consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements made by the Company and not place undue reliance on forward-looking statements. The risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements include, but are not limited to, the following: costs or difficulties associated with newly developed or acquired operations; changes in general economic, political, or market trends (either nationally or locally in the areas in which we conduct, or will conduct, business), including inflation, changes in interest rates, market volatility and monetary fluctuations, and changes in federal government policies and practices, including the impact of the federal government shutdown that began in October 2025 and with respect to spending on industries concentrated in our market area, as well as the impact from recently announced and future tariffs on the markets we serve; increased competition; changes in consumer confidence and demand for financial services, including changes in consumer borrowing, repayment, investment, and deposit practices; changes in asset quality and credit risk; our ability to control costs and expenses; adverse developments in borrower industries or declines in real estate values; changes in and compliance with federal and state laws and regulations that pertain to our business and capital levels; our ability to raise capital as needed; the impact, extent and timing of technological changes; the effects of any cybersecurity breaches or events; and the other factors discussed in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of the Company's Annual Report on Form 10–K for the year ended December 31, 2024 and in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors in this Form 10-Q.

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
As of September 30, 2025, we had total consolidated assets of $7.9 billion, gross loans of $5.6 billion, total deposits of $6.4 billion, and total shareholders’ equity of $822.2 million. As of September 30, 2025, we had 829 full-time employees. None of our employees are covered by a collective bargaining agreement.
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

The Company currently has set an initial reasonable and supportable period of two years with a subsequent straight-line loss-rate reversion for the following four quarters before then utilizing historical average loss rates in remaining periods of the modeled contractual terms. Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable, reversion and post-reversion period forecasts on collectively evaluated loans. As the reasonable and supportable and reversion period forecasts reflect the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative adjustments considered by management include the following: (i) management’s assessment of macroeconomic forecasts used in the model and how those forecasts align with management’s overall evaluation of current expected credit conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio, and external factors that may ultimately impact credit quality; and (iii) underwriting and delinquency trends. The qualitative factors applied at September 30, 2025, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. Management reviews supplemental data sources including historical net charge-off rates and data measuring other specific credit outcomes from its systems of record in supporting qualitative factors. However, qualitative factor evaluations are inherently imprecise and require significant management judgment.
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
Commercial Real Estate Sector Concentration
The commercial real estate (“CRE”) sector has been impacted significantly by rising interest rates and rising vacancies, increasing the prospect of default that borrowers may face due to the record amount of upcoming maturities. In addition, the office market continues to struggle with fewer employees in the office after the COVID-19 pandemic. The Bank continues to monitor its commercial real estate portfolio by reviewing various credit risk and concentration reports. However, in late 2024 interest rates began falling, and in January 2025 the U.S. president signed an executive order requiring all federal employees to return to offices on a five-day-a-week basis. Additionally, several large private-sector employers instituted similar return to office mandates in 2024. The start of the U.S. federal government’s new fiscal year began October 1, 2025, without the passage of Appropriation Acts or a Continuing Resolution (“CR”) and the government began its shutdown procedures, which included furloughing government civilian employees. It is unclear at this time when either a CR or Appropriations Act will be enacted. Notwithstanding the government shutdown, we would expect the federal return to office mandate, combined with mandates at private sector employers and decreasing interest rates could help the region’s CRE office market; however, we cannot be certain that this would be the case or the degree to which such mandates may improve the CRE sector in our markets in 2025, if at all. Additionally, recent reductions (including during the government shutdown), and possible further reductions, in the federal workforce, combined with general economic uncertainty as a result of federal trade and other policies could continue to challenge the economy and impact the CRE sector. The Bank’s exposure to CRE at September 30, 2025, was $2.8 billion, or 50.4%, of its gross loan portfolio, not including owner-occupied commercial real estate and acquisition, construction & development. Commercial real estate as a percent of total assets at September 30, 2025, was 35.5%, not including owner-occupied commercial real estate and acquisition, construction & development. Including owner-occupied commercial real estate and acquisition, construction & development, total exposure was at $3.8 billion, or 68.1%, of our total gross loans and 48.1% of total assets at September 30, 2025.
Loan balances by portfolio segment amortized cost (in thousands) and by percentage of our total gross loan portfolio at September 30, 2025, were as follows:

	September 30, 2025
	Amortized Cost	Percentage
Commercial real estate	$2,804,175	50.4%
Owner-occupied commercial real estate	612,560	11.0
Acquisition, construction & development	375,027	6.7
Commercial & industrial	534,731	9.7
Single family residential (1-4 units)	1,127,952	20.3
Consumer non-real estate and other	105,034	1.9
Total gross loans	$5,559,479	100.0%
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

The tables below present the Bank’s commercial real estate, owner-occupied commercial real estate, and acquisition, construction & development portfolios by collateral type and geographic location as of September 30, 2025 (in thousands).

	Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Retail Real Estate	$283,859	$72,791	$119,848	$39,101	$77,879	$593,478	21.2%
Multi-Family	207,864	121,327	33,919	77,440	37,770	478,320	17.1
Office Buildings/Condos	198,628	35,306	141,547	67,265	57,856	500,602	17.9
Hotels/Motels	128,296	44,164	83,924	51,502	87,303	395,189	14.1
Industrial/Warehouse	253,869	9,949	40,757	—	—	304,575	10.8
Self-Storage	60,249	23,962	1,424	—	33,024	118,659	4.2
Nursing-Assisted Living	42,416	26,250	6,267	—	37,113	112,046	4.0
Restaurants	15,038	2,560	10,177	5,221	5,244	38,240	1.4
Gas Stations	7,880	1,476	1,984	14,445	2,314	28,099	1.0
Other	147,889	7,149	12,003	46,330	21,596	234,967	8.3
Total	$1,345,988	$344,934	$451,850	$301,304	$360,099	$2,804,175	100.0%

	Owner-Occupied Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Office Buildings/Condos	$64,098	$32,922	$18,052	$710	$5,922	$121,704	19.9%
Retail	41,248	37,639	12,874	—	22,447	114,208	18.7
Industrial/Warehouse	41,794	13,754	1,349	—	14,865	71,762	11.7
Gas Stations	25,101	9,834	8,347	—	21,113	64,395	10.5
Restaurants	7,452	7,645	3,463	—	10,343	28,903	4.7
Churches/Religious Organizations	19,032	7,772	1,032	228	2,645	30,709	5.0
Coal, oil, gas, and natural resource extraction	591	7,494	—	—	—	8,085	1.3
Private School	7,283	—	—	—	—	7,283	1.2
Other	82,516	19,159	49,180	327	14,329	165,511	27.0
Total	$289,115	$136,219	$94,297	$1,265	$91,664	$612,560	100.0%

	Acquisition, Construction & Development by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Multi-Family	$45,158	$1,455	$26,738	$63,357	$33,458	$170,166	45.4%
Land	86,217	21,295	10,242	—	5,845	123,599	33.0
Office Buildings/Condos	1,250	—	154	—	2,380	3,784	1.0
Self-Storage	10,811	550	23,425	—	12,371	47,157	12.6
Retail Real Estate	1,492	—	—	—	—	1,492	0.4
Residential For-Sale	1,604	1,397	—	—	—	3,001	0.8
Other	10,838	9,208	3,412	—	2,370	25,828	6.8
Total	$157,370	$33,905	$63,971	$63,357	$56,424	$375,027	100.0%

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
The Bank believes its underwriting and monitoring standards for commercial real estate loans are sufficient to evaluate its loan portfolio and keep it from incurring significant losses. The largest concentration of the Bank’s commercial real estate loans are in Virginia (approximately 47.3%), and the Bank does not have significant exposure to any economic areas of the country that are underperforming the national economy. Additionally, the Bank’s overall exposure to the “Office Building / Condo” collateral type is 16.5% of total commercial real estate loans, including owner-occupied commercial real estate and acquisition, construction & development. The Bank believes that the combined loan portfolio is well-diversified, generally seasoned, manageable, and will outperform the industry in terms of performance through the economic cycle; however, our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans. For further discussion see Part II, Item 1A. “Risk Factors”.
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
As of September 30, 2025, and December 31, 2024, the Bank complied with all regulatory capital standards and qualifies as “well capitalized.” Note 8 - Regulatory Capital Matters in Notes to Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
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

Selected Financial Data
The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of September 30, 2025, and September 30, 2024, and the selected income statement data for the three and nine months ended September 30, 2025, and September 30, 2024, have been derived from our consolidated financial statements included elsewhere in this Form 10-Q and in other filings we have submitted with the SEC and should be read in conjunction with the other information contained in this Form 10-Q.

			As of the Three and Nine Months Ended September 30,
(In thousands, except ratios, share and per share data)			2025	2024
Selected Financial Condition Data:
Total assets			$7,889,037	$7,864,913
Total cash and cash equivalents			131,713	291,765
Total investment securities, at fair value			1,598,407	1,436,431
Net loans			5,491,875	5,506,220
Company-owned life insurance			182,980	182,380
Premises and equipment, net			136,117	134,770
Total deposits			6,412,052	6,600,825
Short-term borrowings			450,000	320,163
Total shareholders’ equity			822,231	738,059
Common shareholders’ equity			811,818	727,646

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2025	2024	2025	2024
Selected Operating Data:
Interest income	$111,209	$118,526	$333,853	$253,368
Interest expense	37,439	45,347	112,863	98,293
Net interest income	73,770	73,179	220,990	155,075
Provision (recapture) for credit losses	262	147	1,387	23,387
Total non-interest income	11,585	10,616	34,485	24,375
Total non-interest expenses	48,092	50,826	147,061	136,423
Income (loss) before income taxes	37,001	32,822	107,027	19,640
Income tax expense (benefit)	7,037	5,200	19,965	3,725
Preferred stock dividends	225	225	675	450
Net income (loss) applicable to common shares	29,739	27,397	86,387	15,465

Per Share Data:
Average shares of common stock outstanding, basic	15,021,852	14,944,962	14,999,230	11,529,953
Average shares of common stock outstanding, diluted	15,112,413	15,040,145	15,036,905	11,591,783
Total shares of common stock outstanding	15,028,524	14,963,003	15,028,524	14,963,003
Basic net income (loss) per common share	$1.98	$1.83	$5.76	$1.34
Diluted net income (loss) per common share	1.97	1.82	5.74	1.33
Dividends declared per common share	0.55	0.53	1.65	1.59
Common stock dividend payout ratio (1)	27.92%	29.12%	28.75%	119.55%
Book value per common share (at period end)	$54.02	$48.63	$54.02	$48.63

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2025	2024	2025	2024
Performance Ratios:
Return on average assets	1.50%	1.40%	1.47%	0.35%
Return on average equity (2)	14.88	15.20	14.99	3.90
Interest rate spread (3)	3.48	3.35	3.52	3.06
Net interest margin (4)	4.08	4.07	4.13	3.78
Efficiency ratio (5)	56.34	60.66	57.56	76.02

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets	12.79%	11.40%	12.79%	11.40%
Total risk-based capital to risk-weighted assets	15.44	14.45	15.44	14.45
Tier 1 capital to risk-weighted assets	13.23	11.83	13.23	11.83
Tier 1 capital to average assets (leverage ratio)	10.71	9.66	10.71	9.66

Asset Quality Ratios:
Allowance coverage ratio	1.22%	1.22%	1.22%	1.22%
Allowance for credit losses as a percentage of non-performing loans	75.92	189.05	75.92	189.05
Net charge-offs to average outstanding loans during the period	0.00	0.01	0.05	0.02
Non-performing loans as a percentage of total loans	1.60	0.64	1.60	0.64
Non-performing assets as a percentage of total assets	1.16	0.49	1.16	0.49

Other Data:
Number of full-service branches	75	75	75	75
Number of full-time equivalent employees	829	857	829	857
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

Results of Operations for the Nine Months Ended September 30, 2025, and September 30, 2024
General
Net income applicable to common shares for the nine months ended September 30, 2025, was $86.4 million, compared to net income applicable to common shares of $15.5 million during the nine months ended September 30, 2024. The $70.9 million increase was due to results that reflect a full nine months of combined income after the Merger completion for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Net interest income increased by $65.9 million to $221.0 million for the nine months ended September 30, 2025, compared to $155.1 million for the nine months ended September 30, 2024. The main driver for this increase was results that reflect a full nine months of combined income after the Merger.
For the nine months ended September 30, 2025, the Company recorded credit provision expense of $1.4 million compared to a provision of $23.4 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, the Company recognized a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger, which resulted in a higher credit provision expense when compared to the nine months ended September 30, 2025.
Non-interest income increased by $10.1 million, or 41.5%, to $34.5 million for the nine months ended September 30, 2025, as compared to $24.4 million for the nine months ended September 30, 2024. All categories of non-interest income except net gains on securities increased due to results that reflect a full nine months of combined income after the Merger for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Non-interest expense increased by $10.6 million, or 7.8%, to $147.1 million for the nine months ended September 30, 2025, as compared to $136.4 million for the nine months ended September 30, 2024. The increase was primarily due to results that reflect a full nine months of combined operations after the Merger but reflect some continued operating efficiency gains, as a result of the merger, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
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
Net interest income totaled $221.0 million for the nine months ended September 30, 2025, compared to $155.1 million for the nine months ended September 30, 2024. The increase in net interest income was primarily driven by results that reflect a full nine months of combined income after the Merger as well as higher rates on interest-earning assets, lower rates on interest-bearing liabilities, and higher accretion income, as a result of the Merger. Accretion income associated with acquired loans totaled $31.2 million for the nine months ended September 30, 2025, compared to $28.8 million for the nine months ended September 30, 2024. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $5.0 million for the nine months ended September 30, 2025, compared to $6.3 million the nine months ended September 30, 2024.
The tax-adjusted net interest margin was 4.13% for the nine months ended September 30, 2025, compared to 3.78% for the nine months ended September 30, 2024. The increase in tax-adjusted net interest margin was primarily driven by results that reflect a full nine months of combined income after the Merger as well as higher rates on interest-earning assets, lower rates on interest-bearing liabilities, and higher accretion income, as a result of the Merger.

The yield for the taxable loan portfolio was 6.87% for the nine months ended September 30, 2025, compared to 7.01% for the nine months ended September 30, 2024. The decrease was primarily the result of lower accretion income and an increase in the average balance of non-accrual loans.
The tax-adjusted yield on the total investment securities portfolio was 3.89% for the nine months ended September 30, 2025, compared to 3.81% for the nine months ended September 30, 2024. The increase was mainly due to higher yields in our investment portfolio.
The yield on interest-bearing deposits decreased to 2.44% during the nine months ended September 30, 2025, from 2.86% during the nine months ended September 30, 2024. The decrease was primarily due to lower market interest rates on deposit products reflective of decreases in the Federal Funds Rate and other market rates.
The yield on our short-term borrowings for the nine months ended September 30, 2025, was 3.88%, compared to 4.42% for the nine months ended September 30, 2024. The decrease was due to decreases in the Federal Funds Rate and other short-term market rates and the addition of derivative swaps that decreased our cost of borrowing. The yield on our subordinated debt assumed in the Merger was 9.65% for the nine months ended September 30, 2025, compared to 10.21% for the nine months ended September 30, 2024.
The following table sets forth the major components of net interest income and the related yields and rates for the nine months ended September 30, 2025, and September 30, 2024, for comparison (dollars in thousands).

	For the Nine Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Loans, gross (1)(2)	$5,620,915	$288,966	6.87%	$4,068,804	$213,400	7.01%
Tax-exempt loans (1)(2)	3,766	172	6.11	2,457	103	5.60
Total loans	5,624,681	289,138	6.87	4,071,261	213,503	7.00
Interest-earning deposits and fed funds sold	74,409	2,625	4.72	104,168	2,738	3.51
Taxable AFS securities and other securities (3)	1,044,260	30,057	3.85	991,723	30,096	4.05
Tax-exempt AFS securities (3)(4)	515,385	15,277	3.96	375,762	8,928	3.17
Total securities	1,559,645	45,334	3.89	1,367,485	39,024	3.81
Total interest-earning assets	7,258,735	337,097	6.21	5,542,914	255,265	6.15
Non-interest-earning assets	582,280			430,892
Total assets	$7,841,015			$5,973,806

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,354,074			$1,137,182
Interest-bearing demand	2,244,872	36,657	2.18%	1,410,111	29,770	2.82%
Money market & savings	1,647,448	24,857	2.02	1,377,642	16,336	1.58
Brokered CDs & time deposits	1,187,100	31,054	3.50	1,072,861	36,639	4.56
Total interest-bearing deposits	5,079,420	92,568	2.44	3,860,614	82,745	2.86
Total deposits	6,433,494	92,568	1.92	4,997,796	82,745	2.21
Borrowings:
Short-term borrowings and other	416,265	12,088	3.88	329,363	10,890	4.42
Subordinated debt borrowings	113,708	8,207	9.65	60,912	4,658	10.21
Total interest-bearing liabilities	5,609,393	112,863	2.69	4,250,889	98,293	3.09
Non-interest-bearing liabilities	106,864			56,361
Equity	770,684			529,374
Total liabilities and equity	$7,841,015			$5,973,806

Taxable-equivalent net interest income /net interest spread (5)		224,234	3.52%		156,972	3.06%
Taxable-equivalent net interest margin (6)			4.13%			3.78%
Taxable-equivalent net adjustment		(3,244)			(1,897)
Net interest income		$220,990			$155,075
Net interest-earning assets	$1,649,342			$1,292,025
(1)Non-accrual loans are included in average loan balances.
(2)Loan fees are included in the calculation of interest income.
(3)Calculated based on fair value of investment securities.
(4)Yields and interest income on tax-exempt assets are computed on a taxable-equivalent basis assuming a 21% tax rate.
(5)The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average yield of interest-bearing liabilities for the period.

(6)The net interest margin represents FTE net interest income as a percent of average interest-earning assets for the period.
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

	Nine Months Ended
	September 30, 2025	September 30, 2024
GAAP Financial Measurements
Interest income - Loans	$288,966	$213,400
Interest income - Tax-exempt loans	136	81
Interest income - Taxable AFS securities and other securities	27,852	29,949
Interest income - Tax-exempt AFS securities	12,069	7,052
Interest income - Other interest income	4,830	2,886
Total Interest Income	333,853	253,368

Interest expense - Deposits	92,568	82,745
Interest expense - Borrowed funds	12,009	10,806
Interest expense - Subordinated debt	8,207	4,658
Interest expense - Other	79	84
Total interest expense	112,863	98,293

Total net interest income	$220,990	$155,075

Non-GAAP Financial Measurements
Add: Tax benefit on tax-exempt interest income	$3,244	$1,897
Total tax benefit on tax-exempt interest income (1)	3,244	1,897
Tax-equivalent net interest income	$224,234	$156,972
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the nine months ended September 30, 2025, and September 30, 2024, are annualized using actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Nine Months Ended September 30, 2025, compared to September 30, 2024
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Yield / Rate	Net Change
Income from the interest-earning assets:
Loans,(1) gross	$113,179	$(37,544)	$75,635
AFS securities and other securities (1)	6,613	(303)	6,310
Interest-bearing deposits and fed funds sold	218	(331)	(113)
Total interest income on interest-earning assets	120,010	(38,178)	81,832
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	19,693	(12,806)	6,887
Money market & savings	6,724	1,797	8,521
Brokered CDs & time deposits	5,803	(11,388)	(5,585)
Total interest expense on interest-bearing deposits	32,220	(22,397)	9,823
Borrowings	7,749	(3,002)	4,747
Total interest expense on interest-bearing liabilities	39,969	(25,399)	14,570
Taxable-equivalent net interest income	$80,041	$(12,779)	$67,262
(1)Yields and interest income on tax-exempt loans and securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $333.9 million for the nine months ended September 30, 2025, compared to $253.4 million for the nine months ended September 30, 2024, an increase of 31.8%. The increase in interest income was due to results that reflect a full nine months of combined income after the Merger as well as higher rates on interest-earning assets and a full nine months of accretion income, as a result of the Merger. Interest income on loans increased by $75.6 million and interest income on securities increased $2.9 million, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Accretion income associated with acquired loans totaled $31.2 million for the nine months ended September 30, 2025, compared to $28.8 million for the nine months ended September 30, 2024.
Interest Expense
Total interest expense was $112.9 million for the nine months ended September 30, 2025, compared to $98.3 million for the nine months ended September 30, 2024. The increase in interest expense was due to results that reflect a full nine months of combined operations after the Merger, partially offset by a decrease in amortization expense associated with fair value marks for liabilities acquired in the Merger, and lower rates on interest-bearing liabilities. Interest expense on interest-bearing deposits increased by $9.8 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Interest on subordinated debt acquired in the Merger was $8.2 million for the nine months ended September 30, 2025, compared to $4.7 million for the nine months ended September 30, 2024. Interest expense on short-term borrowings amounted to $12.0 million for the nine months ended September 30, 2025, compared to $10.8 million for the nine months ended September 30, 2024. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $5.0 million for the nine months ended September 30, 2025, compared to $6.3 million the nine months ended September 30, 2024.
Provision for Credit Losses
The provision for credit losses was $1.4 million for the nine months ended September 30, 2025, compared to a provision of $23.4 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, the Company recognized a one-time CECL Day 2 provision for non-PCD assets acquired in the Merger, which resulted in a higher credit provision expense compared to the nine months ended September 30, 2025. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Fiduciary and wealth management	$7,532	$5,982	$1,550	25.9%
Service charges and fees	6,195	4,977	1,218	24.5
Net gains (losses) on securities	251	613	(362)	(59.1)
Income from company-owned life insurance	5,327	2,799	2,528	90.3
Bank debit and other card revenue	9,100	6,708	2,392	35.7
Other non-interest income	6,080	3,296	2,784	84.5
Total	$34,485	$24,375	$10,110	41.5%
Non-interest income increased 41.5% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. All categories of non-interest income except net gains on securities increased due to results that reflect a full nine months of combined income after the Merger for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The largest percentage increase included a $2.5 million increase in income from company-owned life insurance for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was driven by an increase in the collection of death proceeds from company-owned life insurance for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The third largest percentage increase included a $2.4 million increase in bank debit and other card revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was primarily driven by results that reflect a full nine months of combined income after the Merger and increased customer card activity and increased card network partnership income for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. All other categories of non-interest income except net gains on securities also increased, primarily due to results that reflect a full nine months of combined income after the Merger for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Salaries and wages	$63,109	$51,271	$11,838	23.1%
Pensions and other employee benefits	13,632	12,346	1,286	10.4
Occupancy	11,045	7,947	3,098	39.0
Equipment rentals, depreciation and maintenance	12,092	18,643	(6,551)	(35.1)
Core deposit intangible amortization	11,869	7,162	4,707	65.7
ATM, card, and network expense	3,646	3,299	347	10.5
FDIC and other regulatory assessments	2,978	2,500	478	19.1
Other operating	28,690	33,255	(4,565)	(13.7)
Total	$147,061	$136,423	$10,638	7.8%
Non-interest expense increased $10.6 million, or 7.8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily due to results that reflect a full nine months of combined operations after the Merger but reflect some continued operating efficiency gains as a result of the merger, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. In total, all categories of non-interest expense increased except equipment rentals, depreciation and maintenance and other operating expense. See Note 13 — Other Operating Expense in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.

Income Tax Expense
Income tax expense was $20.0 million for the nine months ended September 30, 2025, an increase of $16.2 million from income tax expense for the nine months ended September 30, 2024. The increase was due to the increase in net income and additional state taxes incurred in the combined market area after the Merger, for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the effective tax rate was 18.7%, while the effective tax rate was 19.0% for September 30, 2024.

Results of Operations for the Three Months Ended September 30, 2025, and September 30, 2024
General
Net income applicable to common shares for the three months ended September 30, 2025, was $29.7 million, compared to net income applicable to common shares of $27.4 million during the three months ended September 30, 2024. The $2.3 million increase was due to a decrease in interest expense, partially offset by a decrease in interest income, an increase in non-interest income, and a decrease in non-interest expense for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Net interest income increased by $591.0 thousand to $73.8 million for the three months ended September 30, 2025, compared to $73.2 million for the three months ended September 30, 2024. The main driver for this increase was results that reflect lower rates on interest-bearing liabilities which was partially offset by a decline in interest income, primarily related to lower accretion income, when compared to the three months ended September 30, 2024.
For the three months ended September 30, 2025, the Company recorded credit provision expense of $262.0 thousand compared to a provision of $147.0 thousand for the three months ended September 30, 2024. For the three months ended September 30, 2025, credit loss expense on loans and AFS securities was $574.0 thousand compared to $85.0 thousand for the three months ended September 30, 2024. For the three months ended September 30, 2025, the increase in credit loss expense on loans and AFS securities was offset by a credit loss recapture of $312.0 thousand on off-balance sheet credit exposures. For the three months ended September 30, 2024, there was a credit loss expense of $62.0 thousand on off-balance sheet credit exposures.
Non-interest income increased by $1.0 million, or 9.1%, to $11.6 million for the three months ended September 30, 2025, as compared to $10.6 million for the three months ended September 30, 2024. Increases in fiduciary and wealth management, net gains on securities, bank debit and other card revenue, and other non-interest income exceeded declines in service charges and fees income and income from company-owned life insurance for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Non-interest expense decreased by $2.7 million, or 5.4%, to $48.1 million for the three months ended September 30, 2025, as compared to $50.8 million for the three months ended September 30, 2024. The decrease was primarily due to continued operating efficiency gains, post-merger, that were realized after the merger and during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
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
Net interest income totaled $73.8 million for the three months ended September 30, 2025, compared to $73.2 million for the three months ended September 30, 2024. The increase in net interest income was primarily driven by results that reflect lower rates on interest-bearing liabilities which was partially offset by a decline in interest income, primarily related to lower accretion income, when compared to the three months ended September 30, 2024. Accretion income associated with acquired loans totaled $8.2 million for the three months ended September 30, 2025, compared to $15.5 million for the three months ended September 30, 2024. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $1.4 million for the three months ended September 30, 2025, compared to $3.8 million for the three months ended September 30, 2024.

The tax-adjusted net interest margin was 4.08% for the three months ended September 30, 2025, compared to 4.07% for the three months ended September 30, 2024. The increase in tax-adjusted net interest margin was primarily driven by results that reflect lower rates on interest-bearing liabilities, partially offset by a decline in interest income, primarily related to lower accretion income, when compared to the three months ended September 30, 2024.
The yield for the taxable loan portfolio was 6.76% for the three months ended September 30, 2025, compared to 7.34% for the three months ended September 30, 2024. The decrease was primarily the result of lower accretion income for three months ended September 30, 2025 compared to the three months ended September 30, 2024.
The tax-adjusted yield on the total investment securities portfolio was 3.97% for the three months ended September 30, 2025, compared to 3.91% for the three months ended September 30, 2024. The increase was primarily the result of an increase in balance of higher-yielding securities for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
The yield on interest-bearing deposits decreased to 2.37% during the three months ended September 30, 2025, from 3.02% during the three months ended September 30, 2024. The decrease was primarily due to lower market interest rates on deposit products reflecting decreases in the Federal Funds Rate and other market rates.
The yield on our short-term borrowings for the three months ended September 30, 2025, was 3.85%, compared to 4.06% for the three months ended September 30, 2024. The decrease was due to decreases in the Federal Funds Rate and other short-term market rates and the addition of derivative swaps that decreased our cost of borrowing. The yield on our subordinated debt assumed in the Merger was 9.49% for the three months ended September 30, 2025, compared to 10.16% for the three months ended September 30, 2024.
The following table sets forth the major components of net interest income and the related yields and rates for the three months ended September 30, 2025, and September 30, 2024, for comparison (dollars in thousands).

	For the Three Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Loans, gross (1)(2)	$5,584,315	$95,132	6.76%	$5,621,531	$103,682	7.34%
Tax-exempt loans (1)(2)	3,511	60	6.78	4,310	61	5.63
Total loans	5,587,826	95,192	6.76	5,625,841	103,743	7.34
Interest-earning deposits and fed funds sold	100,445	1,095	4.33	175,265	1,509	3.43
Taxable AFS securities and other securities (3)	1,034,136	10,071	3.86	996,749	10,151	4.05
Tax-exempt AFS securities (3)(4)	586,129	6,156	4.17	440,781	3,970	3.58
Total securities	1,620,265	16,227	3.97	1,437,530	14,121	3.91
Total interest-earning assets	7,308,536	112,514	6.11	7,238,636	119,373	6.56
Non-interest-earning assets	582,393			564,528
Total assets	$7,890,929			$7,803,164

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,338,188			$1,389,134
Interest-bearing demand	2,278,587	12,522	2.18%	2,144,567	17,171	3.19%
Money market & savings	1,660,401	8,452	2.02	1,725,387	6,191	1.43
Brokered CDs & time deposits	1,135,546	9,312	3.25	1,328,076	16,079	4.82
Total interest-bearing deposits	5,074,534	30,286	2.37	5,198,030	39,441	3.02
Total deposits	6,412,722	30,286	1.87	6,587,164	39,441	2.38
Borrowings:
Short-term borrowings and other	453,486	4,405	3.85	304,849	3,108	4.06
Subordinated debt borrowings	114,900	2,748	9.49	109,557	2,798	10.16
Total interest-bearing liabilities	5,642,920	37,439	2.63	5,612,436	45,347	3.21
Non-interest-bearing liabilities	116,831			84,437
Equity	792,990			717,157
Total liabilities and equity	$7,890,929			$7,803,164

Taxable-equivalent net interest income /net interest spread (5)		75,075	3.48%		74,026	3.35%
Taxable-equivalent net interest margin (6)			4.08%			4.07%
Taxable-equivalent net adjustment		(1,305)			(847)
Net interest income		$73,770			$73,179
Net interest-earning assets	$1,665,616			$1,626,200
(1)Non-accrual loans are included in average loan balances.
(2)Loan fees are included in the calculation of interest income.
(3)Calculated based on fair value of investment securities.
(4)Yields and interest income on tax-exempt assets are computed on a taxable-equivalent basis assuming a 21% tax rate.
(5)The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average yield of interest-bearing liabilities for the period.

(6)The net interest margin represents FTE net interest income as a percent of average interest-earning assets for the period.
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

	Three Months Ended
	September 30, 2025	September 30, 2024
GAAP Financial Measurements
Interest income - Loans	$95,132	$103,682
Interest income - Tax-exempt loans	47	48
Interest income - Taxable AFS securities and other securities	9,062	10,076
Interest income - Tax-exempt AFS securities	4,863	3,135
Interest income - Other interest income	2,105	1,585
Total Interest Income	111,209	118,526

Interest expense - Deposits	30,286	39,441
Interest expense - Borrowed funds	4,379	3,080
Interest expense - Subordinated debt	2,748	2,798
Interest expense - Other	26	28
Total interest expense	37,439	45,347

Total net interest income	$73,770	$73,179

Non-GAAP Financial Measurements
Add: Tax benefit on tax-exempt interest income	$1,305	$847
Total tax benefit on tax-exempt interest income (1)	1,305	847
Tax-equivalent net interest income	$75,075	$74,026
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the three months ended September 30, 2025, and September 30, 2024, are annualized using actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Three Months Ended September 30, 2025, compared to September 30, 2024
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Yield / Rate	Net Change
Income from the interest-earning assets:
Loans,(1) gross	$(5,382)	$(3,169)	$(8,551)
AFS securities and other securities (1)	1,828	278	2,106
Interest-bearing deposits and fed funds sold	(816)	402	(414)
Total interest income on interest-earning assets	(4,370)	(2,489)	(6,859)
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	736	(5,385)	(4,649)
Money market & savings	(330)	2,591	2,261
Brokered CDs & time deposits	(1,818)	(4,949)	(6,767)
Total interest expense on interest-bearing deposits	(1,412)	(7,743)	(9,155)
Borrowings	1,572	(325)	1,247
Total interest expense on interest-bearing liabilities	160	(8,068)	(7,908)
Taxable-equivalent net interest income	$(4,530)	$5,579	$1,049
(1)Yields and interest income on tax-exempt loans and securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $111.2 million for the three months ended September 30, 2025, compared to $118.5 million for the three months ended September 30, 2024, a decrease of 6.2%. The decrease in interest income was primarily due to lower accretion income when compared to the three months ended September 30, 2024. Interest income on loans decreased by $8.6 million and interest income on securities increased $714.0 thousand, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Accretion income associated with acquired loans totaled $8.2 million for the three months ended September 30, 2025, compared to $15.5 million for the three months ended September 30, 2024.
Interest Expense
Total interest expense was $37.4 million for the three months ended September 30, 2025, compared to $45.3 million for the three months ended September 30, 2024. The decrease in interest expense was due to results that reflect lower rates on interest-bearing liabilities, and lower amortization expense associated with fair value marks for liabilities acquired in the Merger. Interest expense on interest-bearing deposits decreased by $9.2 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to lower market rates. Interest on subordinated debt acquired in the Merger was $2.7 million for the three months ended September 30, 2025, compared to $2.8 million for the three months ended September 30, 2024. Interest expense on short-term borrowings amounted to $4.4 million for the three months ended September 30, 2025, compared to $3.1 million for the three months ended September 30, 2024, due to higher average balances. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $1.4 million for the three months ended September 30, 2025, compared to $3.8 million for the three months ended September 30, 2024.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $262.0 thousand for the three months ended September 30, 2025, compared to a provision of $147.0 thousand for the three months ended September 30, 2024. For the three months ended September 30, 2025, credit loss expense on loans and AFS securities was $574.0 thousand compared to $85.0 thousand for the three months ended September 30, 2024. For the three months ended September 30, 2025, the increase in credit loss expense on loans and AFS securities was offset by a credit loss recapture of $312.0 thousand on off-balance sheet credit exposures. For the three months ended September 30, 2024, there was a credit loss expense of $62.0 thousand on off-balance sheet credit exposures.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Three months ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Fiduciary and wealth management	$2,664	$2,352	$312	13.3%
Service charges and fees	2,070	2,509	(439)	(17.5)
Net gains (losses) on securities	212	—	212	N/A
Income from company-owned life insurance	1,152	1,330	(178)	(13.4)
Bank debit and other card revenue	3,192	3,119	73	2.3
Other non-interest income	2,295	1,306	989	75.7
Total	$11,585	$10,616	$969	9.1%
Non-interest income increased 9.1% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The largest dollar and percentage increase was a $989.0 thousand increase in other non-interest income for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was driven by an increase in the utilization of services and fees in other non-interest income categories for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Increases in fiduciary and wealth management, net gains on securities, bank debit and other card revenue, and other non-interest income exceeded declines in service charges and fees income and income from company-owned life insurance for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The fiduciary and wealth management increase was driven by increased wealth and fiduciary services performance, while the increase in net gains from securities was driven by security sales.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Three months ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
Salaries and wages	$20,848	$20,858	$(10)	0.0%
Pensions and other employee benefits	4,429	4,678	(249)	(5.3)
Occupancy	3,479	3,412	67	2.0
Equipment rentals, depreciation and maintenance	3,908	4,699	(791)	(16.8)
Core deposit intangible amortization	3,683	4,297	(614)	(14.3)
ATM, card, and network expense	1,200	1,640	(440)	(26.8)
FDIC and other regulatory assessments	976	1,037	(61)	(5.9)
Other operating	9,569	10,205	(636)	(6.2)
Total	$48,092	$50,826	$(2,734)	(5.4)%
Non-interest expense decreased $2.7 million, or 5.4%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was primarily driven by continued operating efficiency gains, post-merger, that were realized after the merger and during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The largest dollar decrease for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 was $791.0 thousand for equipment rentals, depreciation and maintenance, mostly driven by continued operating efficiencies, while core deposit intangible amortization declined due to its accelerated amortization method. ATM, card and network expense, pensions and other employee benefits, and other non-interest expense also declined due to continued operating efficiencies for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. See Note 13 — Other Operating Expense in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.

Income Tax Expense
Income tax expense was $7.0 million for the three months ended September 30, 2025, an increase of $1.8 million from the tax expense of $5.2 million for the three months ended September 30, 2024. The increase was due to the increase in net income and additional state taxes incurred in the combined market area after the Merger, for the three months ended September 30, 2025, when compared to the three months ended September 30, 2024. For the three months ended September 30, 2025, the effective tax rate was 19.0%, while the effective tax rate was 15.8% for September 30, 2024.

Analysis of Financial Condition for the Period Ended September 30, 2025, and December 31, 2024
Assets increased by $76.9 million to $7.9 billion as of September 30, 2025, compared to $7.8 billion as of December 31, 2024. Loans, net of ACL, decreased by $112.3 million from $5.6 billion as of December 31, 2024, to $5.5 billion as of September 30, 2025. Deposits decreased by $103.2 million and amounted to $6.4 billion at September 30, 2025, compared to $6.5 billion at December 31, 2024. Short-term borrowings increased by $85.0 million to $450.0 million as of September 30, 2025, compared to $365.0 million at December 31, 2024. Subordinated debt and subordinated debt owed to unconsolidated subsidiary trusts, which were assumed in the Merger, totaled $86.1 million at September 30, 2025, compared to $111.9 million at December 31, 2024. During the quarter ended September 30, 2025, $30.0 million of subordinated debt was redeemed by the Company.
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
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the nine months ended September 30, 2025, the unrealized losses on our holdings decreased $33.6 million from December 31, 2024.
The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at September 30, 2025, or at December 31, 2024.
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
The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment for September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$164,474	$—	$10,240	$154,234
Obligations of states and municipalities	939,381	3,308	65,716	876,973
Residential mortgage backed - agency	58,072	427	3,024	55,475
Residential mortgage backed - non-agency	230,700	910	5,740	225,870
Commercial mortgage backed - agency	76,326	62	730	75,658
Commercial mortgage backed - non-agency	131,498	571	1,987	130,082
Asset-backed	54,457	154	645	53,966
Other	27,118	156	1,125	26,149
Total	$1,682,026	$5,588	$89,207	$1,598,407

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$165,619	$—	$16,492	$149,127
Obligations of states and municipalities	777,181	846	79,303	698,724
Residential mortgage backed - agency	57,244	121	4,179	53,186
Residential mortgage backed - non-agency	259,964	44	12,132	247,876
Commercial mortgage backed - agency	33,791	27	747	33,071
Commercial mortgage backed - non-agency	158,621	2	4,112	154,511
Asset-backed	64,308	316	568	64,056
Other	32,861	302	1,343	31,820
Total	$1,549,589	$1,658	$118,876	$1,432,371
The investment maturity table below summarizes contractual maturities for our investment securities at September 30, 2025. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.6 years at September 30, 2025. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	September 30, 2025
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$5,027	0.41%	$159,447	1.34%	$—	—%	$—	—%	$164,474	1.31%
Obligations of states and municipalities	4,871	4.94	238,746	2.67	445,330	3.22	250,434	3.23	939,381	3.09
Residential mortgage backed - agency	17	3.85	23,368	4.40	24,546	2.55	10,141	4.32	58,072	3.60
Residential mortgage backed - non-agency	5,811	4.55	83,780	4.00	129,483	4.37	11,626	4.82	230,700	4.26
Commercial mortgage backed - agency	—	—	22,351	4.52	53,975	5.39	—	—	76,326	5.13
Commercial mortgage backed - non-agency	34,947	3.25	64,391	4.92	32,160	4.39	—	—	131,498	4.35
Asset-backed	4,465	6.16	34,222	5.50	15,770	5.28	—	—	54,457	5.49
Other	—	—	2,788	6.97	15,265	6.25	9,065	9.52	27,118	7.42
Total	$55,138	3.51%	$629,093	3.04%	$716,529	3.73%	$281,266	3.54%	$1,682,026	3.44%
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

The following tables set forth the composition of our loan portfolio as of the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Commercial real estate	$2,804,175	$2,637,802
Owner-occupied commercial real estate	612,560	614,362
Acquisition, construction & development	375,027	465,537
Commercial & industrial	534,731	613,085
Single family residential (1-4 units)	1,127,952	1,173,749
Consumer non-real estate and other	105,034	167,701
Loans, gross	5,559,479	5,672,236
Allowance for credit losses	(67,604)	(68,040)
Loans, net	$5,491,875	$5,604,196
The loan portfolio, excluding ACL, at September 30, 2025, decreased by $112.8 million from December 31, 2024, primarily due to the exiting of loans that do not align with the Company’s desired risk profile.
The following table shows the maturity distribution for total loans outstanding as of September 30, 2025. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balance of loans is indicated by both fixed and floating rate categories in the table below (in thousands).

	September 30, 2025
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$326,229	$159,456	$937,426	$487,005	$250,151	$326,191	$7,373	$310,344	$2,804,175
Owner-occupied commercial real estate	27,014	30,757	149,935	31,981	85,355	167,404	10,886	109,228	612,560
Acquisition, construction & development	28,408	63,745	42,790	129,526	52,464	24,089	6,428	27,577	375,027
Commercial & industrial	11,152	216,288	124,890	99,752	27,849	32,145	15,391	7,264	534,731
Total commercial loans	392,803	470,246	1,255,041	748,264	415,819	549,829	40,078	454,413	4,326,493
Single family residential (1-4 units)	10,813	12,191	40,333	7,849	73,869	77,813	456,250	448,834	1,127,952
Consumer non-real estate and other	4,503	68,205	24,207	1,999	4,945	581	106	488	105,034
Total loans	$408,119	$550,642	$1,319,581	$758,112	$494,633	$628,223	$496,434	$903,735	$5,559,479
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
The Company’s asset quality metrics remain within the Company’s risk profile with adequate reserve coverage. The Company’s nonaccrual loan balances increased by $49.6 million from December 31, 2024, while the Company’s loans 90 days past due and still accruing increased $1.0 million from December 31, 2024. The Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned as of September 30, 2025, totaled $91.8 million, an increase of $50.6 million from $41.2 million at December 31, 2024.

The following table summarizes the Company’s non-performing assets as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Non-accrual loans	$85,517	$35,871
90 days past due and still accruing	3,534	2,497
Total non-performing loans	89,051	38,368

Other real estate owned	2,742	2,783

Total non-performing assets	$91,793	$41,151
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
The Company recorded a provision expense of $574.0 thousand and a provision of $85.0 thousand on loans for the three months ended September 30, 2025, and September 30, 2024, respectively, and a provision of $2.2 million and a provision of $19.5 million on loans for the nine months ended September 30, 2025, and September 30, 2024, respectively. For the nine months ended September 30, 2024, the Company recorded a $23.9 million provision directly to the allowance for credit losses to establish an allowance for acquired PCD loans. This allowance for acquired PCD loans did not result in an additional provision expense for the nine months ended September 30, 2024.
Gross charged-off loans were $519.0 thousand and $305.0 thousand for the three months ended September 30, 2025, and September 30, 2024, respectively and $3.5 million and $947.0 thousand for the nine months ended September 30, 2025, and September 30, 2024, respectively. Gross recoveries totaled $293.0 thousand and $20.0 thousand for the three months ended September 30, 2025, and September 30, 2024, respectively and $856.0 thousand and $38.0 thousand for the nine months ended September 30, 2025, and September 30, 2024, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.22% and 1.22% as of September 30, 2025, and September 30, 2024, respectively.

The following table summarizes the changes in the Company’s credit loss experience by portfolio for the three and nine months ended September 30, 2025, and 2024 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Loans outstanding at end of period	$5,559,479	$5,574,037	$5,559,479	$5,574,037
Balance of allowance at beginning of period	(67,256)	(68,017)	(68,040)	(25,301)
Allowance established for acquired PCD Loans	—	—	—	(23,910)
Loans charged-off:
Commercial real estate	—	—	116	210
Owner-occupied commercial real estate	—	—	1,100	—
Acquisition, construction & development	—	—	1	—
Commercial & industrial	26	32	223	178
Residential	171	67	208	104
Consumer non-real estate and other	322	206	1,835	455
Total loans charged-off	519	305	3,483	947
Recoveries of loans charged-off:
Commercial real estate	(6)	(3)	(38)	(10)
Owner-occupied commercial real estate	(20)	—	(30)	—
Acquisition, construction & development	—	—	(1)	—
Commercial & industrial	(10)	(9)	(35)	(9)
Residential	(96)	(1)	(217)	(2)
Consumer non-real estate and other	(161)	(7)	(535)	(17)
Total recoveries of loans charged-off	(293)	(20)	(856)	(38)
Net loan charge-offs (recoveries)	226	285	2,627	909
Provision for (recapture of) credit losses for the period	574	85	2,191	19,515
Ending allowance	$(67,604)	$(67,817)	$(67,604)	$(67,817)

Average loans outstanding during the period	$5,587,826	$5,625,841	$5,624,681	$4,071,261
Allowance coverage ratio (1)	1.22%	1.22%	1.22%	1.22%
Net charge-offs to average outstanding loans during the period (2)	0.00	0.01	0.05	0.02
Allowance for credit losses as a percentage of non-performing loans (3)	75.92	189.05	75.92	189.05
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

The following table summarizes the ACL by portfolio with a comparison of the percentage composition in relation to total ACL and allowance for credit losses and total loans as of September 30, 2025, and December 31, 2024 (dollars in thousands).

	September 30, 2025
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated ACL	Percent of Loans in Each Category to Total Loans
Commercial real estate	$26,074	38.57%	50.43%
Owner-occupied commercial real estate	3,095	4.58	11.02
Acquisition, construction & development	16,355	24.19	6.75
Commercial & industrial	8,680	12.84	9.62
Residential	12,509	18.50	20.29
Consumer non-real estate and other	891	1.32	1.89
Total	$67,604	100.00%	100.00%

	December 31, 2024
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$30,444	44.75%	46.50%
Owner-occupied commercial real estate	3,261	4.79	10.83
Acquisition, construction & development	17,386	25.55	8.21
Commercial & industrial	6,633	9.75	10.81
Residential	9,763	14.35	20.69
Consumer non-real estate and other	553	0.81	2.96
Total	$68,040	100.00%	100.00%
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
As of September 30, 2025, the Company has available unused borrowing capacity of $4.2 billion through its available lines of credit with the FHLB of Atlanta, the Federal Reserve Borrower-In-Custody Program line, and unsecured federal fund lines of credit from correspondent banking relationships. Advances on credit lines are secured by both securities and loans.
The following table shows certain information regarding short-term borrowings as of the three months ended September 30, 2025, and December 31, 2024, respectively (dollars in thousands):

Balance at end of period	September 30, 2025	December 31, 2024
Short-term borrowings	$450,000	$365,000
Weighted average interest yield at end of period	3.85%	3.35%
The following table shows certain information regarding long-term debt as of the three months ended September 30, 2025, and December 31, 2024, respectively (dollars in thousands):

Balance at end of period	September 30, 2025	December 31, 2024
Subordinated debentures, net	$68,906	$94,872
Subordinated debentures owed to unconsolidated subsidiary trusts	17,204	17,013
Total long-term debt	$86,110	$111,885

Weighted average interest yield at end of period	9.49%	10.08%
Deposits
Total deposits decreased by $103.2 million from December 31, 2024, to September 30, 2025, primarily due to a decrease in brokered deposits of $120.4 million. The Company’s brokered time deposits amounted to $124.4 million as of September 30, 2025, and $244.8 million at December 31, 2024. All of the Company’s brokered deposits are in the form of certificates of deposits that are insured by the FDIC. Excluding the brokered deposit balance, the total deposit balance increased by $17.2 million from December 31, 2024 to September 30, 2025.
The following table sets forth the balance of each category of deposits as of the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
	Balance	Balance
Demand, non-interest-bearing	$1,358,250	$1,379,940
Demand, interest-bearing	2,275,726	2,223,540
Money market and savings	1,648,160	1,658,480
Brokered deposits	124,386	244,802
Time deposits, other	1,005,530	1,008,477
Total interest-bearing	5,053,802	5,135,299
Total deposits	$6,412,052	$6,515,239
The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 in the amounts of $2.0 billion and $1.9 billion at September 30, 2025, and December 31, 2024, respectively. The Company does not have material deposit concentration risk to any significant market, industry or individual at September 30, 2025 or December 31, 2024.

The following table sets forth maturity ranges of time deposits as of September 30, 2025, that meet or exceed the FDIC insurance limit (in thousands).

September 30, 2025
Due within 3 months or less	$149,656
Due after 3 months and within 6 months	118,696
Due after 6 months and within 12 months	17,859
Due after 12 months	9,691
Total uninsured, time deposits	$295,902
Shareholders’ Equity
Total shareholders’ equity at September 30, 2025, was $822.2 million, compared to $730.2 million at December 31, 2024. Shareholders’ equity increased by $92.1 million mostly due to an increase in earnings and a decrease in other comprehensive loss since December 31, 2024. Accumulated other comprehensive loss decreased by $27.3 million from December 31, 2024, to September 30, 2025, from $(95.7) million to $(68.5) million due to a decrease in unrealized losses in our securities portfolio.

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

	As of September 30, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percentage Change in Earnings	Percentage Change in Earnings
200	(2.5)%	(2.1)%
100	(0.8)	(0.7)
(100)	0.2	0.5
(200)	0.2	0.5
(300)	1.2	0.5
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at September 30, 2025, and December 31, 2024.

	As of September 30, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
200	(8.6)%	(8.7)%
100	(3.9)	(3.6)
(100)	2.8	1.9
(200)	3.6	0.5
(300)	2.6	(3.4)

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 25, 2025, the Company announced that its Board authorized a share repurchase program pursuant to which the Company may purchase up to $50.0 million of the Company’s Common Stock in the open market or in privately negotiated transactions. The Company made no open market or private purchases for the nine months ended September 30, 2025.

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
July 1 - 31, 2025	—	$—	—	$50,000,000
August 1 - 31, 2025	—	—	—	50,000,000
September 1 - 30, 2025	—	—	—	50,000,000
(1) There were no shares purchased during the period that were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.
(2) No shares were purchased by the Company under any share repurchase program during the quarter ended September 30, 2025.
(3) The Company’s share repurchase program was authorized on April 25, 2025.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
(c) Insider Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
101#
The following materials from the registrant’s Form 10-Q Report for the quarterly period ended September 30, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104#	The cover page of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (contained in Exhibit 101).
__________________
*    Previously filed
#    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2025

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board and Chief Executive Officer

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President, Chief Financial Officer