Form 10-K
period 2025-12-31
Burke & Herbert Financial Services Corp.
filed 2026-02-27
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2025, was approximately $777,623,000. Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.
The number of shares of the Registrant’s Common Stock outstanding on February 24, 2026, was 15,038,857.
Documents Incorporated by Reference

Document	Part of Form 10-K into which document is incorporated
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders expected to be held on June 18, 2026	Part III - Items 10, 11, 12, 13 and 14

Use of Names
As used throughout this Form 10-K, the “Company,” “we,” “our,” and “us” refer to Burke & Herbert Financial Services Corp., and the “Bank” refers to Burke & Herbert Bank & Trust Company, a Virginia chartered bank and wholly owned subsidiary of the Company.
Disclosure Regarding Forward-Looking Statements
This Form 10-K contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the beliefs, goals, intentions, and expectations of the Company regarding revenues, earnings, earnings per share, loan production, asset quality, and capital levels, among other matters; our estimates of future costs and benefits of the actions we may take; our assessments of expected losses on loans; our assessments of interest rate and other market risks; our ability to achieve our financial and other strategic goals; the expected timing of completion of the proposed merger of LINKBANCORP, Inc., a Pennsylvania corporation (“LNKB”), with and into the Company (the “Holding Company Merger”), with the Company as the continuing corporation (the “continuing corporation”) and the proposed merger of LINKBANK, the wholly-owned Pennsylvania chartered commercial bank subsidiary of LNKB, with and into the Bank, with the Bank as the continuing bank (the “Bank Merger” and together with the Holding Company Merger, the “LNKB Merger”); the expected cost savings, synergies, returns and other anticipated benefits from the proposed LNKB Merger or the previously completed merger with Summit Financial Group, Inc.; and other statements that are not historical facts.
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
Additionally, forward-looking statements speak only as of the date they are made; the Company does not assume any duty, does not undertake, and specifically disclaims any obligation to update such forward-looking statements, whether written or oral that may be made from time to time, whether because of new information, future events, or otherwise, except as required by law. Furthermore, because forward–looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those indicated in or implied by such forward-looking statements because of a variety of factors, many of which are beyond the control of the Company. Such statements are based upon the current beliefs and expectations of the management of the Company and are subject to significant risks and uncertainties outside of the control of the parties. Further, factors identified herein are not necessarily all of the factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by any of the forward-looking statements. Other factors, including unknown or unpredictable factors, also could harm the Company. Accordingly, you should consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements made by the Company and not place undue reliance on forward-looking statements. The factors that could cause actual results to differ materially include the following: the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the Company and LNKB to terminate the definitive merger agreement between the Company and LNKB; the outcome of any legal proceedings that may be instituted against the Company or LNKB; the possibility that the proposed LNKB Merger will not close when expected or at all because required regulatory, shareholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed LNKB Merger); the ability of the Company and LNKB to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed LNKB Merger; the risk that any announcements relating to the proposed LNKB Merger could have adverse effects on the market price of the common stock of either or both parties to the proposed LNKB Merger; the possibility that the anticipated benefits of the proposed LNKB Merger will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company and LNKB do business; certain restrictions during the pendency of the proposed LNKB Merger that may impact the parties’ ability to pursue certain business opportunities or strategic transactions; the possibility that the LNKB Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the LNKB Merger within the expected timeframes or at all and to successfully integrate LNKB’s operations and those of the Company; such integration may be more difficult, time-consuming or costly than expected; revenues following the proposed LNKB Merger may be lower than expected; the Company’s and LNKB’s success in executing their respective business plans and strategies and managing the risks involved in the foregoing; the dilution caused by the Company’s issuance of additional shares of its capital stock in connection with the proposed LNKB Merger; effects of the announcement, pendency or completion of the proposed LNKB Merger on the ability of the Company and LNKB to retain customers and retain and hire key personnel and maintain relationships with their suppliers, and on their operating and businesses generally; costs or difficulties associated with newly developed or acquired operations; changes in general economic, political, or market trends (either nationally or locally in the areas in which we conduct, or will conduct, business), including inflation, changes in interest rates, market volatility and monetary fluctuations, and changes in federal government policies and practices, including the impact with respect to spending on industries concentrated in our market area, as well as the impact from tariffs on the markets we serve; increased competition; changes in consumer confidence and demand for financial services, including changes in consumer borrowing, repayment, investment, and deposit practices; changes in asset quality and credit risk; our ability to control costs and expenses; adverse developments in borrower industries or declines in real estate values; changes in and compliance with federal and state laws and regulations that pertain to our business and capital levels; our ability to raise capital as needed; the impact, extent and timing of technological changes; the effects of any cybersecurity breaches or events; the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts and tensions, or public health events (such as pandemics), and of governmental and societal responses thereto; and the other factors discussed in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10–K.
Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.
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
Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Form 10-K, which speak only as of the date hereof. You are advised, however, to consult any additional disclosures we make in our reports to the Securities and Exchange Commission (“SEC”). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K.

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
The Company is authorized to issue forty million (40,000,000) shares of common stock, par value $0.50 per share (“Common Stock”), of which there were 15,038,857 outstanding as of the date of this Form 10-K. The Company’s authorized capital also consists of up to two million (2,000,000) shares of serial preferred stock, par value $1.00 (“Serial Preferred Stock”) of which there were 1,500 outstanding shares of the Burke & Herbert Series 2021 Preferred Stock (the “Burke & Herbert Series 2021 Preferred Stock”) as of the date of this Form 10-K. These authorized capital share amounts reflect a share-split authorized and approved by the Company’s Board of Directors (the “Board”) and effective November 15, 2022, that provided for a forty-for-one split of the Company’s Common Stock, with each shareholder receiving forty (40) post-split shares for each one (1) share held prior to the split. All share amounts presented throughout this Form 10-K are presented on a post-split basis.
The Company’s Common Stock is currently quoted on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “BHRB.”
We primarily serve small to medium-sized businesses, their owners and employees, professional corporations, non-profits, and individuals with a broad range of banking products and financial services. Some of the products and services that we offer include checking, savings and money market accounts, certificates of deposit, treasury and cash management services, commercial and industrial loans, commercial real estate loans, residential mortgage, acquisition, construction & development loans, online banking, mobile banking, and wealth & trust services. As of December 31, 2025, we had total consolidated assets of $7.9 billion, gross loans of $5.3 billion, total deposits of $6.4 billion, and total shareholders’ equity of $855 million.
Our Business
We are a community-oriented financial institution. We seek to be the provider of choice for financial solutions to customers who value exceptional personalized service, local decision making, and modern banking technology. Our business involves attracting deposits from local businesses and individual customers and using these deposits to originate commercial, mortgage, and consumer loans in our market area. We also invest in securities consisting primarily of U.S. Government Treasuries, obligations of U.S. government-sponsored entities (“GSEs”), municipal obligations, mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Government National Mortgage Association (“Ginnie Mae”), and the subordinated debt of other financial institutions. We are the owner and beneficiary of Company-owned life insurance policies on certain current and former Bank employees. These policies generate income and can be liquidated, if necessary, with associated tax costs.
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
The Federal Reserve and the Virginia State Corporation Commission, through the Virginia BFI, regulate and monitor operations of the Company and the Bank. The Federal Reserve and the Virginia BFI conduct periodic onsite and offsite examinations. We must comply with a wide variety of reporting requirements and banking regulations. The laws and regulations governing us generally have been promulgated to protect depositors, borrowers, the financial system, and the federal Deposit Insurance Fund (“DIF”), rather than shareholders. Additionally, we must bear the cost of compliance with the reporting and regulations; these costs can be significant and may have an effect on our financial performance.
Merger with Summit Financial Group, Inc.
On May 3, 2024, the Company completed its merger with Summit Financial Group, Inc., a West Virginia corporation (“Summit”), pursuant to the Agreement and Plan of Reorganization and accompanying Plan of Merger dated August 24, 2023 between the Company and Summit.
Pending Merger With LINKBANCORP, Inc.
On December 18, 2025, the Company and LNKB entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, LNKB will merge with and into the Company, with the Company as the surviving corporation (the “Holding Company Merger”). The LNKB Merger Agreement further provides that immediately following the Holding Company Merger, LINKBANK will merge with and into the Bank, with the Bank as the surviving bank (the “Bank Merger” and, together with the Holding Company Merger, the “LNKB Merger”).
Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the Holding Company Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of LNKB outstanding immediately prior to the Effective Time will be converted into the right to receive 0.1350 shares (the “Exchange Ratio”) of the Company’s common stock. Holders of LNKB common stock will receive cash in lieu of fractional shares.
Completion of the LNKB Merger is subject to customary conditions, including receipt of the requisite approvals of the Company’s and LNKB’s shareholders, receipt of all required regulatory approvals.
Market Area
A key factor in our ability to achieve our strategic goals and create shareholder value is the attractiveness of our market area. The market area in which we operate has seen considerable population and economic growth over the past several decades. The most recent economic data suggests that the relative economic strength of our market area will continue, enabling us to further grow our customer base and providing opportunities to grow our market share.
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
The greater Washington, D.C. area is the seventh largest Metropolitan Statistical Areas (“MSA”) in the country, according to the U.S. Census Bureau, with over 6.4 million residents. The real gross domestic product (“GDP”) of the MSA was $600 million in 2023, and if the MSA were a U.S. state it would have ranked 14th in GDP for such period. Twenty of the largest Fortune 500 companies are headquartered within the region as of 2025. Many employers within this MSA thrive and grow due to a large, well-educated labor force and over nineteen colleges and universities. According to the U.S. Census Bureau, as of 2024, nearly 55% of the population 25 years and over has a bachelor’s degree or higher (compared to the U.S. average of 39%). Local academic institutions proactively invest in programs and facilities, particularly in technical fields, which benefit the area’s ability to produce well-trained workers to satisfy the demands of area employers.
With respect to banking statistics in the Washington, D.C. market, as of June 30, 2025, the MSA had total deposits of $314.7 billion, ranking it the 13th largest MSA in the United States in total deposits, according to the Federal Deposit Insurance Corporation (the “FDIC”). FDIC data also shows that the top five banks inside the Washington, D.C. MSA are mostly nationally chartered and control 68.0% of the area’s deposit base. As of June 30, 2025, our deposits on account within the Washington, D.C. MSA were $3.0 billion, or 1.0% market share, ranking the Company 14th in the MSA. Over half of the banks that ranked ahead of the Company are headquartered outside of our market area. Our market area has experienced a significant degree of banking consolidation over the last several decades. We believe that as financial institutions are merged with or acquired by remote, larger institutions, their customers can become further removed from the point of decision making. The consolidation trend provides an opportunity for the Company to execute a focused strategy of offering personalized services to attract potential customers who are underserved or dissatisfied.
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

Competition
The banking business is highly competitive, and we face competition in our market area from many other local, regional, and national financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking services, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, finance companies, “fintech” companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as regional and national financial institutions that operate offices in our market area and elsewhere.
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
Our 10 largest borrowing relationships accounted for approximately 9.9% of our total loans at December 31, 2025. With this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credit losses if any one of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified portfolio. While we believe our underwriting standards are designed to manage normal lending risks, it is difficult to determine, at the time of underwriting, if any of these loans will become non-performing or delinquent, or whether we will hold non-performing or delinquent loans that may adversely affect our future performance. Refer to the Lending Activities section within Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the composition of our loan portfolio as of December 31, 2025, and December 31, 2024.
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
Employees
As of December 31, 2025, we had 832 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement.
We consider our employee base and our culture to be a competitive advantage. The variety in our employees’ backgrounds and experiences provides us the opportunity to serve our customers, communities, and each other in meaningful and impactful ways that result in long lasting relationships. Our overall human capital strategy focuses on attracting, engaging, and retaining qualified and innovative talent at all levels of the Company. We are a committed equal opportunity employer. We are also committed to maintaining a workforce committed to our core values to serve & lead, deliver more, elevate everyone, and always being invested in the long-term success of our customers, colleagues, and communities.
We seek to actively listen to our employees throughout the year using a defined listening strategy designed to gather regular feedback on well-being, engagement, leadership, ethics, culture and values, and other important topics. These surveys help us to respond to employee concerns, benefit from employee perspectives, and better design and develop processes to support our Company culture. Employees can learn about changes through our ongoing employee updates or employee town hall meetings delivered by senior management.
Training and Development
Our success depends not only on attracting and retaining talented employees, but also in developing our current employees and providing opportunities for their growth. We offer our employees numerous live and on-demand training programs and resources to help them build knowledge and improve skills. These trainings include mandatory programs, as well as recommended programs in areas, such as leadership development and technical skills.
Wellness and Safety
The Company emphasizes the safety and well-being of our employees as a top priority. We define wellness comprehensively to include mental, physical, emotional, financial, psychological, and environmental considerations. We offer a competitive compensation and benefits program to our employees. In addition to salaries, these programs include annual bonus opportunities, a 401(k) plan with an employer matching contribution, healthcare and insurance benefits, flexible spending accounts, paid time off, and an employee assistance program. We also support dedicated campaigns that communicate directly to employees about wellness. Employee well-being is further supported through policies such as remote work, paid parental leave, military service leave, educational assistance, and bereavement leave policies.
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
Supervision and Regulation
The Company and the Bank are highly regulated under both federal and state laws. The following description briefly addresses certain provisions of federal and state laws and regulations that are material to us and their potential effects on the Company and the Bank and is not a complete description of all laws and regulations, or aspects of those laws and regulations, that affect us. To the extent statutory or regulatory provisions or proposals are described in this Form 10-K, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.
The Company
General. As a bank holding company that has elected financial holding company status under the BHCA, the Company is subject to regulation, supervision, and examination by the Federal Reserve (through the Federal Reserve Bank of Richmond), as well as restrictions and qualifications on permissible activities. The Company is a bank holding company under the banking laws of Virginia, and is subject to regulation, supervision, and examination by the Virginia BFI.
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
Source of Strength. The Company is statutorily required to act as a source of financial and managerial strength to its subsidiary bank. The Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to the priority of payment.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the DIF in the event of a depository institution insolvency, receivership, or default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became “undercapitalized,” or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.
Under the FDIA, the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital management, internal controls and information systems, data security, loan documentation, credit underwriting, interest rate exposure, risk management vendor management, corporate governance, asset growth, and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.
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
Limits on Dividends, Capital Distributions, and Other Payments. The Company is a legal entity, separate and distinct from its Bank subsidiary. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company, to the payment of dividends by the Company to its shareholders, and to the repurchase by the Company of outstanding shares of its capital stock. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared by the Bank in any given year exceed net income for that year, plus retained net income of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank and the Company from engaging in unsafe or unsound practices in conducting their respective businesses. The payment of dividends, or the repurchase of outstanding capital stock, depending on the financial condition of the Bank or the Company, could be deemed to constitute such an unsafe or unsound practice.
Under the Federal Deposit Insurance Act (“FDIA”), insured depository institutions, such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if after making such distributions the institution would become “undercapitalized” (as such term is used in the FDIA).
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
The Bank
General. The Bank is subject to federal and state regulation, supervision, and examination. The Bank’s principal federal regulator was the FDIC until December 31, 2024. On that date, the Bank became a member of the Federal Reserve System, and now both the Bank and the Company are supervised and regularly examined by the Federal Reserve and the Virginia BFI. If the Bank exceeds $10 billion in assets, which is anticipated as a result of the LNKB Merger, it will also be subject to regulation and supervision by the Consumer Financial Protection Bureau (the “CFPB”). The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and the acquisition of financial institutions and other companies. These laws and regulations also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, credit policies, the types of business conducted, and the location of offices. Certain of these laws and regulations are referenced above under “The Company.”
Interchange Fees. Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing for processing electronic payment transactions. For financial institutions that have assets of $10 billion or more, which is anticipated as a result of the LNKB Merger, the current maximum permissible interchange fee is equal to the sum of 21 cents plus 5 bps of the transaction value for many types of debt interchange transactions. An upward adjustment to an issuer’s debit card interchange fee of no more than one cent per transaction is permissible if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid products.
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
These capital rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer, resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of 7.0%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total risk-based capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum total risk-based capital ratio of 10.5%, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall.
The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Company were 13.89%, 13.45%, and 16.17%, respectively, as of December 31, 2025, thus exceeding the minimum requirements for “well capitalized” status. The Tier 1, common equity Tier 1, and total capital to risk-weighted asset ratios of the Bank were 14.77%, 14.77%, and 15.92%, respectively, as of December 31, 2025, also exceeding the minimum requirements for “well capitalized” status. See Note 12 — Regulatory Capital Matters, in Notes to the December 31, 2025 Consolidated Financial Statements of the Company (the “Notes to Consolidated Financial Statements”) for additional information.
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
To be “well-capitalized” under the federal banking agencies’ “prompt corrective action” regulations adopted pursuant to Section 38 of the FDIA, banks must maintain a minimum Tier 1 leverage ratio of 5.0%, a minimum common equity Tier 1 capital ratio of 6.5%, a minimum Tier 1 capital ratio of 8.0%, and a minimum total capital ratio of 10.0%. The Bank met the definition of being “well capitalized” as of December 31, 2025, and December 31, 2024. See “The Bank – Capital Requirements,” above.
Deposit Insurance. The deposits of the Bank are insured by the FDIC up to applicable limits by the DIF. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor for each account ownership type. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations as an insured depository institution, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.
The Bank is subject to deposit insurance assessments to maintain the DIF. Deposit insurance pricing is based on CAMELS composite ratings and certain other financial ratios to determine assessment rates for small-established institutions with less than $10 billion in assets. For large-established institutions with greater than $10 billion in assets, deposit insurance pricing is based on CAMELS composite ratings, financial measures used to estimate an institution’s ability to withstand asset-related and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the institution’s failure. Assessment rates for both large and small banks are subject to adjustment. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including Capital adequacy, Asset quality, Management capability, Earnings, Liquidity, and Sensitivity to market risk (“CAMELS”).
For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company recorded expense of $3.3 million, $3.01 million, and $1.65 million, respectively, for FDIC insurance premiums.
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
Data Privacy and Cybersecurity. The Bank is subject to a variety of complex and evolving laws, regulations, rules and standards at the federal, state and local levels regarding data privacy and cybersecurity. Data privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules and standards being frequently adopted and potentially subject to divergent interpretation or application in a manner that may create inconsistent or conflicting requirements for businesses. Several laws, including the Right to Financial Privacy Act and the Gramm-Leach-Bliley Act (“GLB Act”), and related regulations issued by the federal bank regulatory agencies, provide protections against the transfer and use of customer information by financial institutions. A financial institution must provide its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice to and approval from the customer.
Additionally, the federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. The federal bank regulatory agencies also adopted rules to improve the sharing of information about cyber incidents that may affect the U.S. banking system. A banking organization must notify its primary federal regulator of certain significant “computer-security incidents” that may pose a threat to the stability of the U.S. financial sector as soon as possible and no later than 36 hours after the banking organization determines that such an incident has occurred. A bank service provider must also notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially disrupted or degraded or is reasonably likely to materially disrupt or degrade covered services provided to such banking organization customers for four or more hours.
Additionally, the enactment of the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”) in 2022, once rulemaking is complete, will require, among other things, covered entities to report significant cyber incidents, including ransomware attacks, to the Cybersecurity and Infrastructure Security Agency (“CISA”) within 72 hours from the time the covered entity reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack).
Data privacy and cybersecurity are areas of increasing state legislative focus. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also implemented, or are considering implementing comprehensive data privacy and cybersecurity laws and regulations. For example, in March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”), which went into effect on January 1, 2023. The VCDPA grants Virginia residents the right to access, correct, delete, know, and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the protections provided by similar consumer data privacy laws in California and in

Europe. The VCDPA also imposes data protection assessment requirements and authorizes the Attorney General of Virginia to enforce the VCDPA, but does not provide a private right of action for consumers. As a financial institution subject to the GLB Act, the Bank is exempt from the VCDPA, but certain third-party vendors of the Company or the Bank will be subject to the VCDPA, which may impact the products or services that we obtain from those vendors. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach. Moreover, Congress has considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which the Company and/or the Bank may be subject if passed.
Collectively, these privacy laws and regulations impose compliance costs and create obligations and, in some cases, reporting obligations, and compliance with these laws, regulations, and obligations may require significant resources of the Company and the Bank. With increased focus on data privacy and cybersecurity, we are continuing to monitor legislative, regulatory, and supervisory developments related thereto. For more information on our cybersecurity practices, see Item 1C. “Cybersecurity.”
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
Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties or enforcement actions. Failure to comply with consumer protection requirements may also result in delays in obtaining or failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or being prohibited from engaging in such transactions, even if approval is not required.

The CFPB is responsible for implementing, examining, and enforcing compliance with federal consumer financial protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB is responsible for examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets. While the Bank, like all banks, is subject to federal consumer protection rules enacted by the CFPB, because the Company and the Bank currently have total consolidated assets of less than $10 billion, the Federal Reserve oversees most of the consumer financial protection laws and regulations applicable to the Bank. As a result of the LNKB Merger, the Company and the Bank are expected to have total consolidated assets exceeding $10 billion, meaning that the CFPB will have examination and primary enforcement authority with respect to consumer financial laws.
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
The current leadership of the CFPB has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. We cannot currently predict the nature and timing of future developments that may potentially impact CFPB rules, proposals, enforcement and supervision.
Incentive Compensation. In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees, or benefits that could lead to material financial loss to the financial institution. It is unclear when or whether this rule will be finalized.
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
Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a

“qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are higher-priced (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g., prime loans) are given a safe harbor of compliance.
Real Estate Lending Standards and Guidance. The federal banking agencies have adopted uniform regulations setting forth standards for extensions of credit that are secured by real estate. Under these regulations, the Bank must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements.
The federal banking agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending,” which defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income or the proceeds of the sale, refinancing, or permanent financing of the property. The guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending. The guidance states that the following metrics may indicate a concentration of CRE loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, nonfarm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months.
Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew, or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” In December 2020, the FDIC issued rules establishing a framework for certain provisions of the “deposit broker” definition and amended the FDIC’s interest rate methodology calculating rates and rate caps. The rules became effective on April 1, 2021. The Bank has not experienced any material impact to its operations as a result of the rules.
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
•We follow a relationship-based operating model; our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.
•We are dependent on our management team and key employees.
•Changes in interest rates and monetary policy may negatively affect our earnings, income, financial condition, and the value of our assets.
•We are subject to physical and financial risks associated with climate change and other weather impacts.
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
oRisks Relating to the Consummation of the LNKB Merger and the Company Following the LNKB Merger
•The Company and LNKB have, and the Company following the closing is expected to, incur substantial costs related to the LNKB Merger and integration.
•Combining the Company and LNKB may be more difficult, costly, or time-consuming than expected, and the Company and LNKB may fail to realize the anticipated benefits of the LNKB Merger.
•Our results following the LNKB Merger may suffer if we do not effectively manage our expanded operations.
•The continuing corporation may be unable to retain Company and/or LNKB personnel successfully after the LNKB Merger is completed.
•Regulatory approvals necessary for the LNKB Merger may not be received, may take longer than expected, or may impose conditions that are not presently anticipated.
•The Merger Agreement may be terminated and the LNKB Merger may not be completed.
•In connection with LNKB Merger, we will assume LNKB’s outstanding debt obligations.
•The Company and LNKB will be subject to business uncertainties and contractual restrictions while the LNKB Merger is pending.
•Our shareholders will have reduced ownership and voting interest in the continuing corporation after the consummation of the LNKB Merger and will exercise less influence over management.
•Interest rate volatility may adversely impact the fair value adjustments of investments and loans acquired in the LNKB Merger.
•The dilution caused by the issuance of the new shares of the Company’s Common Stock in connection with the LNKB Merger may adversely affect the market price of the Company’s Common Stock.
•Issuance of shares of the Company’s Common Stock in connection with the LNKB Merger may adversely affect the market price of the Company’s Common Stock.
•The market price of the Company’s Common Stock after the LNKB Merger may be affected by factors different from those currently affecting the shares of our Common Stock.
•Shareholder litigation could prevent or delay the completion of the LNKB Merger or otherwise negatively impact the business and operations of the Company and LNKB.

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
We attempt to maintain an appropriate allowance for credit losses to provide for our estimate of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2025, the allowance for credit losses was $67.8 million or 1.26% of total gross loans; however, there is no guarantee that it will be sufficient to address credit losses. The determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; new information regarding existing loans, credit commitments and securities holdings; global pandemics; natural disasters and risks related to climate change; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities, and off-balance sheet credit exposures. There is also the possibility that we have failed or will fail to accurately identify the appropriate economic indicators, to accurately estimate the timing of future changes in economic conditions, or to estimate accurately the impacts of future changes in economic conditions to our borrowers, which similarly could impact the accuracy of our loss forecasts and allowance estimates. There is no precise method of predicting credit losses, and therefore, we always face the risk that losses in future periods will exceed our allowance for credit losses and that we would need to make additional provisions to our allowance for credit losses, which would reduce our earnings. Our methodology for the determination of the adequacy of the allowance for credit losses is set forth in Note 4 — Allowance for Credit Losses in the accompanying Consolidated Financial Statements.

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
At December 31, 2025, we had $76.9 million in non-performing assets. Non-performing assets consist of non-accrual loans, loans 90 days or more past due and still accruing interest, and other real estate owned. Non-performing assets held by the Company will adversely affect our net income in various ways:
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
•There are legal fees associated with the resolution of non-performing assets, as well as carrying costs, such as taxes, insurance, and maintenance fees;
•The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity, and
•An increase in the level of nonperforming assets increases our risk profile and may affect the minimum capital levels our regulators believe are appropriate for us in light of such risks.
If borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and non-performing assets could increase, which could have a material adverse effect on our financial condition and results of operations.
Our focus on lending to small to medium-sized businesses may increase our credit risk.
We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital access or borrowing capacity than larger entities, frequently have smaller market shares than their competition, and may be more vulnerable to economic downturns. These businesses also often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results. Any of these factors may impair their ability as a borrower to repay a loan. These factors may be especially true given the effects of global macroeconomic conditions, including volatility and market factors related to or caused by any health crises, global political conflict, rising interest rates, labor market volatility, and instability in financial markets. If general economic conditions in the markets in which we operate negatively impact this customer segment, our results of operations and financial condition and the value of our Common Stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years, and the borrowers may not have experienced a complete business or economic cycle. The deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.
Adverse changes in the real estate market or economy in our market area could lead to higher levels of problem loans and charge-offs, adversely affecting our earnings and financial condition.
A substantial portion of our loans are secured by real estate. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the areas where such real estate is located, or the continuation of such adverse developments, could increase the levels of non-performing loans and charge-offs, and reduce loan demand and deposit growth. In that event, we would likely experience lower earnings or losses. Additionally, if economic conditions in our market area deteriorate, or there is volatility or weakness in the economy or any significant sector of the economy in our markets, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, our provision for credit losses may increase, the value of collateral may decline, and loan demand may be reduced.
We are exposed to higher credit risk by commercial real estate, commercial and industrial, and acquisition, construction & development-based lending as well as large lending relationships.
Commercial real estate, commercial and industrial, and acquisition, construction & development-based lending usually involve higher credit risks than 1-4 family residential real estate lending. As of December 31, 2025, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate – 51.4%; owner-occupied commercial real estate – 11.0%; commercial and industrial – 8.6%; and acquisition, construction & development – 7.2%. These types of loans also involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2025, we had 33 relationships that each had over $25 million of outstanding borrowings. While we are not dependent on any of these relationships and while none of these large relationships have directly impacted our allowance for credit losses, a deterioration of any of these large credits could require us to increase our allowance for credit losses or result in significant losses.
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
Additionally, commercial real estate loans, commercial and industrial loans, and acquisition, construction & development loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans. In particular, the banking regulatory agencies have expressed concerns about weaknesses in the commercial real estate market. Banking regulatory authorities typically give commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposure. If our banking regulators determine that our commercial real estate lending activities are particularly risky and are subject to heightened scrutiny, we may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with foreclosure and the ownership of real property.
Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. For example, we could be subject to environmental liabilities with respect to these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property, which could have a material adverse effect on our business, financial condition and results of operations. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate or write-downs in the value of other real estate owned (“OREO”) could have an adverse effect on our business, financial condition, and results of operations.
Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expenses associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default. Additionally, federal and state regulators have prosecuted or pursued enforcement action against a number of mortgage servicing companies for alleged consumer law violations. If new federal or state laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers to foreclosure, they could have an adverse effect on our business, financial condition, and results of operations.
A significant percentage of our loans are attributable to a relatively small number of borrowers.
Our 10 largest borrowing relationships accounted for approximately 9.9% of our total loans at December 31, 2025. Our largest single borrowing relationship accounted for approximately 1.3% of our total loans at December 31, 2025. The loss of any combination of these borrowers, or a significant decline in their borrowings due to fluctuations related to their business needs or as a result of general economic conditions, could adversely affect our results of operations if we are unable to replace their borrowings with similarly priced new loans or investments. In addition, with this concentration of credit risk among a limited number of borrowers, we may face a greater risk of material credit losses if any one or several of these borrowers fail to perform in accordance with their loans, compared to a bank with a more diversified loan portfolio.
The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property and other real estate owned may not accurately reflect the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately reflect the net value of the collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of OREO that we acquire through foreclosure proceedings and to determine loan impairments.
If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, if any, and our allowance for credit losses may not reflect accurate loan impairments. Inaccurate valuation of OREO or inaccurate provisioning for credit losses could have an adverse effect on our business, financial condition, and results of operations. The Company’s OREO amounted to $2.7 million as of December 31, 2025.

Risk Related to Funding and Liquidity
Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.
Liquidity is essential to our business. An inability to maintain sufficient deposits or raise funds through additional deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms that are acceptable to us, could be impaired by factors that affect us specifically, the financial services industry, or the economy, in general. Factors that could detrimentally affect our access to liquidity sources may be beyond our control and include, among other things, market disruptions, changes in our credit ratings, lack of sufficient qualifying collateral to support borrowings, competitive dynamics, reputational damage, the confidence of depositors in us or the financial-services industry, generally, a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, and an adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets, increased inflation, tariffs or other disruptions to global trade, trade agreements or supply chains, geopolitical conflicts or tensions, rising interest rates, the state of the regulatory environment and monetary and fiscal policies, the possibility of the U.S. government defaulting on its debt, or negative views and expectations about the prospects for the financial services industry or the global economy more broadly. If a large number of our depositors or depositors with a high concentration of deposits sought to withdraw their deposits suddenly, we could encounter difficulty meeting such a significant deposit outflow, which could negatively impact our profitability, reputation and liquidity. Significant unanticipated deposit outflows have occurred at other financial institutions, and may occur in the future, compounded by advances in technology that increase the speed at which deposits can be moved from bank to bank or outside the banking system, as well as the speed and reach with which information, concerns and rumors can spread through media, in each case potentially exacerbating liquidity concerns. While we believe our funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to manage the risk of deposit volatility effectively, which could have a material adverse effect on our liquidity, business, financial condition and results of operations.
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
Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. Core deposits are generally a low-cost and stable source of funding. However, loan demand may exceed the rate at which we are able to build core deposits for which there is substantial competition from a variety of different competitors, so we may rely on more interest-sensitive deposits, including brokered deposits, as sources of funds. Those deposits may not be as stable as other types of deposits, and in the future, depositors may not renew those deposits when they mature, or we may have to pay a higher rate of interest to attract or retain them or to replace them with other deposits or with funds from other sources. Not being able to attract deposits, or to retain or replace them as they mature, would adversely affect our liquidity. Funding costs may increase if we lose core deposits and are forced to replace them with more expensive sources. Depending on the interest rate environment and competitive factors, low-cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. As of December 31, 2025, approximately 32.1% of our deposits were uninsured and we rely on these deposits for liquidity.
Limits on our ability to use brokered deposits as part of our funding strategy may affect our profitability.
A “brokered deposit” is any deposit that is obtained from, or through the mediation or assistance of, a deposit broker. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. We have used brokered deposits in the past, and we may continue to use brokered deposits as one of our funding sources to support future growth. As of December 31, 2025, brokered deposits represented approximately 1.0% of our total deposits.

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
We operate in a competitive market for financial services and face intense competition from other financial institutions in making loans and attracting deposits, which can greatly affect pricing for our products and services and could adversely affect our cost of funds. Our principal competitors are commercial and community banks, credit unions, savings and loan associations, mortgage banking firms, online mortgage lenders, and consumer finance companies, including large national financial institutions that operate in our market. Many of these competitors are larger than us, have significantly more resources, greater brand recognition, more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing, and may better afford and make broader use of media advertising, support services, and electronic technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. As a result, some of our competitors can offer products and services that we are unable to offer or to offer such products and services at more competitive rates. We expect competition to continue to increase as a result of legislative, regulatory, and technological changes, the continuing trend of consolidation in the financial services industry, and the continued emergence of alternative banking sources. Our profitability in large part depends upon our continued ability to compete successfully with traditional and new financial services providers, some of which maintain a physical presence in our market and others of which maintain only a virtual presence. Increased competition could require us to increase the rates we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability.
Our financial performance may be negatively affected if we are unable to execute our strategy.
Our strategy is to grow organically and supplement that growth with select acquisitions, if available, such as the merger with Summit and the LNKB Merger. Our success depends primarily on generating loans and deposits of acceptable risk and expense. There can be no assurance that we will be successful in continuing our organic, or internal, growth strategy. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at reasonable cost depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, changes in banking laws, and other factors. In addition, our ability to manage growth successfully depends on a variety of factors, including whether we can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, effectively manage increasing regulatory compliance requirements, and successfully integrate any businesses acquired into our organization, including the LNKB Merger. We cannot be certain of our ability to manage increased levels of assets and liabilities without increased expenses and higher levels of non-performing assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely affect earnings, shareholder returns, and our efficiency ratio. Increases in operating expenses or non-performing assets may decrease our earnings and the value of the Company’s capital stock.
Our ability to execute on our strategy will also depend, in part, on our ability to retain the talents and dedication of key employees currently employed by the Company. It is possible that these employees may decide not to remain with the Company. If the Company is unable to retain key employees, including management, who are critical to the future operations of the Company or, in the case of the LNKB Merger, to the successful integration of the Company and LNKB, the Company could face disruptions in its operations, loss of existing customers, loss of key information, expertise, or know-how, and unanticipated additional recruitment costs.
To the extent we are able to supplement organic growth with one or more acquisitions, including the LNKB Merger, we are and will be subject to risks commonly encountered in such transactions, including risks related to the time and expense of identifying, evaluating, and negotiating potential acquisitions, exposure to unknown or contingent liabilities of the target, difficulty of integrating the operations and personnel of the target, potential disruption of our ongoing business, failure to retain key personnel at the acquired business, and failure to realize any expected revenue increases, cost savings, and other projected benefits from an acquisition.

Failure to keep up with the rapid technological changes in the financial services industry could have an adverse effect on our competitive position and profitability.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, and we anticipate that new technologies will continue to emerge. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Developing or acquiring access to new technologies and incorporating those technologies into our products and services, or using them to expand our products and services, may require significant investments, may take considerable time to complete, and ultimately, may not be successful. If we fail to maintain or enhance our competitive position with respect to technology, whether because of a failure to anticipate customer expectations, substantially fewer resources to invest in technological improvements than our larger competitors, or because our technological developments fail to perform as desired or are not rolled out in a timely manner, we may lose market share or incur additional expense. In addition, any future implementation of technological changes and upgrades to maintain current systems may cause operational and customer challenges upon implementation and for some time afterwards. Key challenges include service interruptions, transaction processing errors and system conversion delays, which may cause us to lose customers or fail to comply with applicable laws, and may cause us to incur additional expenses, which may be substantial and could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
Recently, the financial services industry has experienced rapid developments in artificial intelligence, including agentic artificial intelligence. The use of artificial intelligence models developed by third parties introduces risks related to how those models are developed, trained, and deployed, including unauthorized material in training data and limited visibility into risk mitigation steps. The legal and regulatory environment for artificial intelligence is uncertain and rapidly evolving, potentially increasing compliance costs and risks of noncompliance. We may be exposed to the risk that generative artificial intelligence models may produce incorrect outputs, release confidential information, reflect biases, or otherwise cause harm. Their complexity may make it challenging to understand all outputs and comply with documentation or explanation requirements. Any of these risks could adversely affect our business, expose us to liability or other adverse legal or regulatory consequences, or otherwise adversely affect our financial results.
We follow a relationship-based operating model. Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.
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
We believe that our continued growth and future success will depend on the retention of our management team and key employees. Our management team and other key employees, including those who conduct our loan origination and other business development activities, have significant industry experience. We cannot ensure that we will be able to retain the services of any members of our management team or other key employees. Though we have employment agreements in place with certain members of our management team, they may still elect to leave at any time. The loss of any of our management team or our key employees could adversely affect our ability to execute our strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Additionally, the loss of personnel with extensive customer relationships may lead to the loss of business if the customers were to follow the employee to a competitor.
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
Until recently, we were in a rising rate environment. Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a rising interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In late 2024, the Federal Reserve’s interest rate policy shifted as inflationary pressure began to ease and economic growth moderated. Following a period of aggressive rate hikes aimed at curbing inflation in 2022 and 2023, the Federal Reserve began lowering rates in 2024, with the Federal Funds target rate ranging from 5.25% to 5.5% at year-end 2023, compared to its range of 4.25% to 4.50% at year-end 2024. Rate cuts continued through 2025, bringing the Federal Funds target rate down to a range of 3.5% to 3.75% as of December 31, 2025. Interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding loans or investments, which would likely hurt our income. It is unclear whether interest rates will continue to decline in 2026.
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
We are subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in our markets subject us to significant risks, and more frequent severe weather events magnify those risks. Large-scale weather catastrophes, or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. In addition, the effects of climate change may have a significant effect on our geographic markets and could disrupt our operations or the operations of our customers, third-party service providers, or supply chains, more generally. Those disruptions could result in declines in economic conditions in our geographic markets or industries in which our borrowers operate and impact their ability to repay loans or maintain deposits. Climate change could also impact our assets or employees directly or lead to changes in customer preferences that could negatively affect our growth or business strategies. In addition, our reputation and customer relationships could be damaged due to our practices related to climate change, including our or our customers’ involvement in certain industries or projects. Moreover, over the past few years, federal banking regulators increasingly focused on the physical and financial risks to financial institutions associated with climate change; although, expectations with respect to these matters has been changing, and it is difficult to predict changes in priorities and requirements with respect to these matters, including any changes in compliance costs relating to such changes. Additionally, some states have been, and may continue to be, active in climate-related regulation.

Risks Related to Our Operations
We face risks related to our operational, technological, and organizational infrastructure.
Our ability to grow and compete is dependent on the Bank’s ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. In our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons, which may take many forms including check fraud, electronic fraud, wire fraud, social engineering, phishing and other dishonest acts, and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of the technology systems that the Bank uses both to interface with customers and to manage internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations depends on these systems.
We continuously monitor our operational and technological capabilities and make modifications and improvements as circumstances warrant. In some instances, the Bank may build and maintain these capabilities itself; however, we outsource many of these functions to third parties. These third parties may experience errors or disruptions, including cyber-attacks, that could adversely impact the Bank and over which the Bank may have limited control. We also face risk from the integration of new infrastructure platforms, including in connection with acquisitions, such as the LNKB Merger, and/or new third-party providers of such platforms into the Bank’s existing businesses.
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
The computer systems and network infrastructure we use, as well as those of third parties on which we are highly dependent, may be vulnerable to physical theft, fire, power loss, telecommunications failure, or a similar catastrophic event, as well as security breaches, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers or malicious actors. Any damage or failure that causes breakdowns or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny for failure to comply with required information security standards, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us.
Computer break-ins, phishing, and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. Information security risks have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks and the computer systems and networks of third parties. In addition, to access our products and services, our customers may use devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices have been subject to, and are likely to continue to be, the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of the Bank’s or our customers’ confidential, proprietary, and other information, or otherwise disrupt the Bank’s or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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
In addition, one or more of our third-party service providers may become subject to cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. We do not control such service providers’ day-to-day operations and a successful attack or security breach at one or more of such third-party service providers is not within our control. The occurrence of any such breaches, disruption in services provided by such third parties or other failures could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
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
Our risk management framework is comprised of various processes, systems, and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate, operational, technology, and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances. Our risk management framework may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, and results of operations could be adversely affected. We may also be subject to potentially adverse regulatory consequences.
Demand for the Company’s services is influenced by general economic and consumer trends beyond the Company’s control, including disruptions in the financial services industry, in general, and events such as geopolitical conflict and global pandemics.
There can be no assurance that our business and corresponding financial performance will not be adversely affected by general economic or consumer trends or events, including those affecting the financial services industry. Over the past few years, global markets have seen extensive volatility owing to a variety of factors, including high inflation, trade policies and tariffs, volatility in the capital markets, the failure of financial institutions, volatility in the housing market, interest and currency rate fluctuations, labor availability, supply chain disruptions, global pandemics and public health crises and the responses thereto, weather catastrophes and geopolitical instability, including shutdowns and threats of shutdowns of the U.S. federal government, growing geopolitical tensions and conflicts, and acts of terrorism. These events have created, and may continue to create, significant disruption of the global economy and financial and labor markets. If such conditions continue, recur or worsen, this may have a material adverse effect on the Company’s business, financial condition, and results of operations. Furthermore, such economic conditions have produced downward pressure on share prices and on the availability of credit for financial institutions and corporations, while also driving up interest rates, further complicating borrowing and lending activities.
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
The Company may face increased scrutiny from governmental authorities as a result of the size of its business, including if the total assets of the Company grow to exceed $10 billion as of December 31 of any calendar year. As a result of the LNKB Merger, the Company and the Bank are expected to have total assets exceeding $10 billion. Banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on any holdings of Federal Reserve Bank of Richmond common stock; subject to limits on interchange fees pursuant to Section 920 of the Electronic Funds Transfer Act (known as the Durbin Amendment); subject to certain enhanced prudential standards; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the CBLR. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, and the incurrence of significant expenses, which could have a significant adverse effect on the Company’s financial condition or results of operations.

Risks Related to our Regulatory Environment
Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.
Both the Company and the Bank are subject to extensive regulation, supervision, and examination by the Federal Reserve, our primary federal regulator and the Virginia BFI, our chartering authority. The Bank is also subject to certain regulations of the FDIC, the insurer of the Bank’s deposits. Such regulation, supervision, and examination govern the activities in which we and the Bank may engage and are intended primarily for the protection of the depositors and borrowers of the Bank, the financial system, and the DIF rather than for holders of our Common Stock. Various consumer compliance laws also affect our operations. Our compliance with these regulations is costly and potentially restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans, interest rates charged, and locations of our offices. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, and determination of the level of our allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, or supervisory action, may have a material impact on our operations. The earnings of the Bank, and therefore the earnings of the Company, are affected by changes in federal and state legislation and the actions of various regulatory authorities.
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
As of December 31, 2025, acquisition, construction & development loans were 39.2% of our total risk-based capital, and commercial real estate, including owner-occupied loans, were 340.9% of our total risk-based capital. Commercial real estate loans, including acquisition, construction & development and owner-occupied loans, have increased 181.7% during the prior 36 months, mostly due to the merger with Summit. If the LNKB Merger closes, our commercial real estate loans will further increase. We cannot guarantee that any risk management practices we implement will be effective in preventing losses relating to our commercial real estate portfolio. Management has extensive experience in commercial real estate lending and has implemented, and continues to maintain, heightened portfolio monitoring and reporting and strong underwriting criteria with respect to our commercial real estate portfolio. Nevertheless, we could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could limit our growth, require us to obtain additional capital, and have an adverse effect on our business, financial condition, and results of operations.
Evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
As a regulated financial institution listed on a national exchange, we face evolving scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues, with various stakeholders advocating both for and against such policies. Recently, ESG regulations and rules have faced a political backlash and are increasingly being successfully challenged in court. Additionally, the U.S. presidential administration has moved to overturn and reject all efforts aimed at promoting diversity, equity and inclusion in the federal government and has advocated for the same in the private sector. While federal regulators have in past years called for increased ESG disclosure, it is expected that any federal ESG-related regulations under the current U.S. presidential administration will call for less disclosure or mandate the abandonment of ESG programs, while regulations at the state level will vary. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain customers and business partners, and stock price.

Risks Related to an Investment in Our Common Stock
If we fail to design, implement and maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud. We may not be able to identify all significant deficiencies and/or material weaknesses in our internal control over financial reporting in the future, and our failure to maintain effective internal control over financial reporting could have an adverse effect on our business, financial condition, and results of operations. Moreover, as we continue to grow, our controls and procedures may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance.
In the normal course of our operations, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board (“PCAOB”), as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective, and preclude our independent registered public accounting firm from rendering their report addressing an assessment of the effectiveness of our internal control over financial reporting. In addition, disclosures of deficiencies of this type in our SEC reports could cause investors to lose confidence in our financial reporting, and may negatively affect the market price of our Common Stock, and could result in the delisting of our securities from the securities exchanges on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, such deficiencies may adversely affect us.
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
We have three statutory business trusts for which we became sponsors in connection with the merger with Summit. The trusts have issued mandatorily redeemable securities (the “capital securities”) for which we are obligated to third-party investors related, and hold our junior subordinated debentures (the “debentures”). The debentures held by the trusts are their sole assets. Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million excluding the related fair value mark incurred as of acquisition, at December 31, 2025.
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

Risks Relating to the Consummation of the LNKB Merger and the Company Following the LNKB Merger
The Company and LNKB have, and the Company following the closing is expected to, incur substantial costs related to the LNKB Merger and integration.
The Company and LNKB have incurred and expect to incur significant non-recurring costs associated with the LNKB Merger. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, severance/employee benefit-related costs, public company filing fees, and other regulatory fees, printing costs, and other related costs. Some of these costs are payable regardless of whether the LNKB Merger is completed and may adversely impact the Company’s earnings.
Following the closing, the Company is expected to incur substantial costs related to the integration of Burke & Herbert’s and LNKB’s businesses, including facilities and systems consolidation costs and employment-related costs. The Company and LNKB may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies, and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing, and benefits. While the Company and LNKB have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs, and additional unanticipated costs may be incurred in the integration of the businesses of the Company and LNKB. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. Anticipated future merger and integration-related pre-tax costs are currently estimated to be approximately $52.1 million.
Combining the Company and LNKB may be more difficult, costly, or time-consuming than expected, and the Company and LNKB may fail to realize the anticipated benefits of the LNKB Merger.
The success of the LNKB Merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Company and LNKB. To realize the anticipated benefits and cost savings from the LNKB Merger, the Company and LNKB must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If the Company and LNKB are not able to successfully achieve these objectives, the anticipated benefits of the LNKB Merger may not be realized fully, or at all, or may take longer to realize than expected.
A successful integration of LNKB’s business with the Company’s business will depend on the ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. The Company may not be able to combine each company’s business without encountering difficulties that could adversely affect the ability to maintain relationships with existing clients, customers, depositors and employees, such as:
•the loss of key employees;
•the disruption of operations and business;
•inability to maintain and increase competitive presence;
•loan and deposit attrition, customer loss and revenue loss;
•possible inconsistencies in standards, control procedures and policies;
•additional costs or unexpected problems with operations, personnel, technology and credit; and/or

•problems with the assimilation of new operations, systems, sites or personnel, which could divert resources from banking operations.
Any disruption to the businesses could cause customers to remove their accounts and move their business to a competing financial institution. Integration efforts between the two companies may also divert management attention and resources. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the successful integration of the Company and LNKB.
The Company and LNKB entered into the Merger Agreement with the expectation that the acquisition of LNKB by the Company will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the continuing corporation, cross-selling opportunities, technological efficiencies, and operating efficiencies. Achieving the anticipated benefits of the transactions contemplated by the Merger Agreement is subject to a number of uncertainties including whether the integration is completed in a timely, effective and efficient manner and general competitive conditions in the marketplace. An inability to realize the full extent of the anticipated benefits of the LNKB Merger and the other transactions contemplated by the Merger Agreement, as well as delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the continuing corporation following the completion of the LNKB Merger, which may adversely affect the value of the common stock of the continuing corporation following the completion of the LNKB Merger. Additionally, upon consummation of the transactions contemplated by the Merger Agreement, the Company will make fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from such estimates, which could result in the Company not achieving the anticipated benefits of the acquisition. Any cost savings that are realized may be offset by losses in revenues or other charges to earnings. In addition, the actual cost savings of the LNKB Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
The Company and LKNB have operated and, until the completion of the LNKB Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, or inconsistencies in standards, controls, procedures, and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the LNKB Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and LNKB during this transition period and for an undetermined period after completion of the LNKB Merger on the continuing corporation.
Our results following the LNKB Merger may suffer if we do not effectively manage our expanded operations, including complying with any enhanced regulatory requirements.
Should the LNKB Merger successfully close, then following the LNKB Merger, the size of our business will increase beyond the current size of either our or LNKB’s business. Our future success as the continuing corporation will depend, in part, upon our ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the continuing corporation will be successful or that it will realize the expected operating efficiencies, revenue enhancement, or other benefits currently anticipated from the LNKB Merger.
The continuing corporation may also face increased scrutiny from governmental authorities as a result of the increased size of its business. As a result of the LNKB Merger, the continuing corporation is expected to have total assets exceeding $10 billion. Banks with $10 billion or more in total assets are, among other things: subject to reduced dividends on any holdings of Federal Reserve Bank of Richmond common stock; subject to limits on interchange fees pursuant to the Durbin amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act; subject to certain enhanced prudential standards; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; examined directly by the CFPB with respect to various federal consumer financial laws; and no longer eligible to elect to be subject to the CBLR. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, and the incurrence of significant expenses, which could have a significant adverse effect on the continuing corporation’s financial condition or results of operations.
The continuing corporation may be unable to retain Company and/or LNKB personnel successfully after the LNKB Merger is completed.
The success of the LNKB Merger will depend, in part, on our ability to retain the talents and dedication of key employees currently employed by the Company and LNKB. It is possible that these employees may decide not to remain with the Company or LNKB, as applicable, while the LNKB Merger is pending or with the continuing corporation after the LNKB Merger is consummated. If the Company and LNKB are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and LNKB could face disruptions in their operations, loss of existing customers, loss of key information, expertise, or know-how, and unanticipated additional recruitment costs. In addition, following the LNKB Merger, if key employees terminate their employment, the continuing corporation’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the continuing corporation’s business to suffer. The Company and LNKB also may not be able to locate or retain suitable replacements for any key employees who leave either company.
Regulatory approvals for the Holding Company Merger and the Bank Merger may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the continuing corporation following the LNKB Merger.
Before the LNKB Merger may be completed, various approvals, consents and non-objections must be obtained from regulatory authorities. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party and other considerations. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing, considerations related to the continuing corporation exceeding $10 billion in total assets, or any other factors considered by regulators when granting such approvals; governmental, political, or community group inquiries, investigations, or opposition; or changes in legislation or the political environment, generally.
Even if the approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the continuing corporation’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions or that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the continuing corporation following the LNKB Merger, or otherwise reduce the anticipated benefits of the LNKB Merger. In addition, there can be no assurance that any such conditions, limitations, obligations, or restrictions will not result in the delay or abandonment of the LNKB Merger. Additionally, the completion of the LNKB Merger is conditioned on the absence of certain orders, injunctions, or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of the LNKB Merger.
Despite the parties’ commitments to using their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the Merger Agreement, neither party is required, under the terms of the Merger Agreement, to take any action, commit to take any action, or agree to any condition or restriction in connection with obtaining these approvals that would reasonably be expected to have a material adverse effect on the continuing corporation and its subsidiaries, taken as a whole, after giving effect to the Holding Company Merger and the Bank Merger (measured on a scale relative to LNKB and its subsidiaries, taken as a whole).
The Merger Agreement may be terminated in accordance with its terms and the LNKB Merger may not be completed. Such failure to complete the LNKB Merger could negatively impact the Company or LNKB.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the LNKB Merger. Those conditions include: (i) approval by the Company’s and LNKB’s respective shareholders of the Merger Agreement and the transactions contemplated thereby; (ii) authorization for listing on Nasdaq of the shares of Company Common Stock that will be issuable pursuant to the Merger Agreement, subject to official notice of issuance; (iii) the receipt of the requisite regulatory approvals; (iv) effectiveness of the registration statement on Form S-4; and (v) the absence of any order, injunction, decree, or other legal restraint preventing the completion of the Holding Company Merger or the Bank Merger or making the completion of the Holding Company Merger or the Bank Merger illegal. Each party’s obligation to complete the LNKB Merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations, and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Merger Agreement, and (c) the receipt by each party of an opinion from its counsel to the effect that the LNKB Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code.
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the LNKB Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the receipt of the requisite shareholder approvals, or the Company or LNKB may elect to terminate the Merger Agreement in certain other circumstances.
If the LNKB Merger is not completed for any reason, including as a result of the Company’s or LNKB’s shareholders failing to approve the Merger Agreement and the transactions contemplated thereby, there may be various adverse consequences and the Company and/or LNKB may experience negative reactions from the financial markets and from their respective customers and employees. For example, the Company’s or LNKB’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the LNKB Merger, without realizing any of the anticipated benefits of completing the LNKB Merger. Additionally, if the Merger Agreement is terminated, the market price of the Company’s Common Stock or LNKB’s common stock could decline to the extent that current market prices reflect a market assumption that the LNKB Merger will be beneficial and will be completed. The Company and/or LNKB could also be subject to litigation related to any failure to complete the LNKB Merger or to proceedings commenced against the Company or LNKB to perform their respective obligations under the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, either the Company or LNKB may be required to pay a termination fee of $14.2 million to the other party.
Additionally, each of the Company and LNKB has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of preparing, filing, printing and mailing the joint proxy statement/prospectus, and all filing and other fees paid in connection with the LNKB Merger. If the LNKB Merger is not completed, the Company and LNKB would have to pay these expenses without realizing the expected benefits of the LNKB Merger.
In connection with the LNKB Merger, we will assume LNKB’s outstanding debt obligations, and our level of indebtedness following the completion of the LNKB Merger could adversely affect our ability to raise additional capital and to meet our obligations under our existing indebtedness.
In connection with the LNKB Merger, we will assume LNKB’s outstanding indebtedness. Our existing debt, together with the assumption of LNKB’s outstanding indebtedness and any future incurrence of additional indebtedness, could have important consequences for the continuing corporation’s creditors and the continuing corporation’s shareholders. For example, it could:
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
The Company and LNKB will be subject to business uncertainties and contractual restrictions while the LNKB Merger is pending.
Uncertainty about the effect of the LNKB Merger on employees and customers may have an adverse effect on the Company and LNKB. These uncertainties may impair the Company’s or LNKB’s ability to attract, retain, and motivate key personnel until the LNKB Merger is completed, and could cause customers and others that deal with the Company or LNKB to seek to change existing business relationships with the Company or LNKB. In addition, subject to certain exceptions, the Company and LNKB have each agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the Merger Agreement on a timely basis without the consent of the other party. These restrictions may prevent the Company and/or LNKB from pursuing attractive business opportunities that may arise prior to the completion of the LNKB Merger.
Our shareholders and LNKB shareholders will have reduced ownership and voting interest in the continuing corporation after the consummation of the LNKB Merger and will exercise less influence over management.
Our shareholders and LNKB shareholders currently have the right to vote in the election of the board of directors and on other matters affecting Burke & Herbert and LNKB, respectively. When the LNKB Merger is completed, each Burke & Herbert shareholder and each LNKB shareholder will become a holder of common stock of the continuing corporation, with a percentage ownership of the continuing corporation that is smaller than the holder’s percentage ownership of either the Company or LNKB individually, as applicable, prior to the consummation of the LNKB Merger. Based on the number of shares of the Company’s Common Stock and LNKB’s common stock outstanding as of the close of business on the respective record dates for each company’s special meeting of shareholders, and based on the number of shares of the Company’s Common Stock expected to be issued in the LNKB Merger, the former LNKB shareholders, as a group, are estimated to own approximately 25% of the fully diluted shares of the continuing corporation immediately after the LNKB Merger and current shareholders of the Company as a group are estimated to own approximately 75% of the fully diluted shares of the continuing corporation immediately after the LNKB Merger. Additionally, two LNKB continuing director will join the board of directors of the continuing corporation as of the effective time, and the board of directors of the continuing corporation will be expanded to 17 directors. Because of this, LNKB shareholders may have less influence on the management and policies of the continuing corporation than they now have on the management and policies of LNKB, and our shareholders may have less influence on the management and policies of the continuing corporation than they now have on the management and policies of the Company.
Interest rate volatility may adversely impact the fair value adjustments of investments and loans acquired in the LNKB Merger.
Upon the closing of the LNKB Merger, the continuing corporation will need to adjust the fair value of LNKB’s investment and loan portfolios. Volatility in the interest rate environment could have the effect of increasing the magnitude of the purchase accounting marks relating to such fair value adjustments, thereby increasing initial tangible book value dilution, extending the tangible book value earn-back period, and negatively impacting the continuing corporation’s capital ratios, which may result in the continuing corporation taking steps to strengthen its capital position.
The dilution caused by the issuance of shares of the Company’s Common Stock in connection with the LNKB Merger may adversely affect the market price of the Company’s Common Stock.
The dilution caused by the issuance of the new shares of the Company’s Common Stock to LNKB shareholders in connection with the payment of the LNKB Merger consideration may result in fluctuations in the market price of the Company’s Common Stock, including a stock price decrease.

Issuance of shares of the Company’s Common Stock in connection with the LNKB Merger may adversely affect the market price of the Company’s Common Stock.
In connection with the payment of the LNKB Merger consideration, the Company expects to issue approximately 5.1 million shares of the Company’s Common Stock to LNKB shareholders. The issuance of these new shares of the Company’s Common Stock may result in fluctuations in the market price of the Company’s Common Stock, including a stock price decrease.
The market price of the Company’s Common Stock after the LNKB Merger may be affected by factors different from those currently affecting the shares of the Company’s Common Stock or LNKB common Stock.
At the effective time of the LNKB Merger, LNKB shareholders will become shareholders of the Company. The Company’s business differs from that of LNKB and certain adjustments may be made to the Company’s business as a result of the LNKB Merger. Accordingly, the results of operations of the continuing corporation and the market price of the Company’s Common Stock after the completion of the LNKB Merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and LNKB.
Shareholder litigation could prevent or delay the completion of the LNKB Merger or otherwise negatively impact the business and operations of the Company and LNKB.
Shareholders of the Company and/or of LNKB may file lawsuits against the Company, LNKB and/or the directors and officers of either company in connection with the LNKB Merger. One of the conditions to the closing is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the Holding Company Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the Company or LNKB defendants from completing the Holding Company Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the LNKB Merger and could result in significant costs to the Company and/or LNKB, including any cost associated with the indemnification of directors and officers of each company. The Company and LNKB may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the LNKB Merger. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and LNKB and could prevent or delay the completion of the LNKB Merger.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
The federal bank regulatory agencies have guidelines establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials. The federal bank regulatory agencies also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption, and maintenance of the institution’s operations after a cyberattack.
The federal bank regulatory agencies require financial institutions to notify their primary federal regulator as soon as possible, and no later than 36 hours after the institution determines that a cybersecurity incident has occurred that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the institution’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business, (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States. SEC rules also require disclosure of material cybersecurity incidents. The Bank maintains a documented process to evaluate the materiality of cybersecurity incidents for purposes of SEC and banking‑regulator reporting. This process considers potential impacts on financial results, operations, customer harm, legal and regulatory exposure, and investor decision‑making, and supports timely reporting obligations under applicable rules. To date, we have not experienced a cybersecurity incident that we believe has, or is reasonably likely to, materially affect our business, operations, strategy, or financial condition. However, we continually assess the potential impact of cybersecurity threats, ensuring that any incident is evaluated for materiality in relation to our business strategy, operational results, and financial condition.
Cybersecurity risk is a key factor in assessing the Company’s overall operational and regulatory risk and is a component of our overall information security protocols. The Company maintains a formal, Board‑approved Cybersecurity and Information Security Program aligned with the Federal Financial Institution Examination Council Information Security Handbook, the National Institute of Standards and Technology Cybersecurity Framework, and the GLB Act Safeguards Rule. This program is designed to identify risks to sensitive information, protect that information, detect threats and events, and maintain a robust response and recovery capability to ensure resilience against cybersecurity incidents. Our processes for assessing, identifying, and managing material cybersecurity risks include: enterprise‑wide risk assessments and control testing; 24/7 monitoring of critical infrastructure; active threat hunting; endpoint Extended Detection and Response (XDR); continuous security monitoring and alerting; vulnerability scanning, remediation, and penetration testing; identity and access management with multi‑factor authentication; data‑loss prevention and information classification; oversight of third‑party and vendor information security practices; and a documented Incident Response Plan governing detection, containment, investigation, recovery, and post‑incident review. These processes apply across our on‑premises and cloud environments, critical business functions, customer data, and third‑party service providers. To support these activities, the Bank engages established third‑party information security consultants to assist in monitoring, threat detection, and program development, and collaborates closely with internal information technology and audit teams. All employees receive security training at onboarding, annual refresher training, and regular phishing simulations to strengthen awareness and reduce human‑related risk. The Bank’s cybersecurity program is led by the Chief Information Security Officer, who has served in this capacity for 10 years and possesses an additional 18 years of experience in information security program management, global cybersecurity operations, and incident response. His expertise includes the strategic design, implementation, and management of security programs tailored to mitigate emerging risks and is supported by a Certified Information Systems Security Professional (CISSP) credential and multiple technology certifications.

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
At December 31, 2025, the Company operated 77 branches in five states as follows:

	Number of Branch Offices
Office Locations by State	Owned	Leased	Total
Virginia	23	13	36
West Virginia	25	4	29
Maryland	5	5	10
Delaware	—	1	1
Kentucky	—	1	1
Total	53	24	77
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

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
The Common Stock of the Company is listed on the Nasdaq Capital Market under the symbol “BHRB”. As of February 24, 2026, the Company had 15,038,857 shares of Common Stock outstanding and there were 1,224 holders of record of our common stock.
Dividends
There are no restrictions in the Company’s corporate articles on its ability to pay dividends. The Company has historically paid quarterly cash dividends to its shareholders and expects to pay comparable dividends in the future. On January 22, 2026, the Company announced a cash dividend of $0.55 per share on the Company’s outstanding Common Stock, payable on March 2, 2026, to shareholders of record as of February 13, 2026.
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
Purchases of Equity Securities by the Issuer
In April, 2025, our Board of Directors authorized a share repurchase program pursuant to which Burke & Herbert may purchase up to $50.0 million of the Company’s common stock. The repurchases can be made in the open market, in privately negotiated transactions, or in structured share repurchase programs, and can be made in one or more larger repurchases, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other factors. The program does not obligate Burke & Herbert to acquire any particular amount of common stock and the program may be suspended at any time at our discretion.
The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total number of shares purchased	Average price paid per share (1) (2)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
October 1 - 31, 2025	—	—	—	50,000
November 1 - 30, 2025	—	—	—	50,000
December 1 - 31, 2025	—	—	—	50,000
(1) There were no shares purchased during the period that were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.
(2) No shares were purchased by the Company under any share repurchase program during the quarter ended December 31, 2025.
(3) The Company’s share repurchase program was authorized on April 25, 2025.

During the years ended December 31, 2024 and December 31, 2023, we had no active share repurchase programs.
Restricted Stock Unit Share Withholding
We also withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During the year ended December 31, 2025, we withheld approximately 11,746 shares at a total cost of $684,592 through net share settlements. Refer to Note 23 of the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further discussion regarding our equity incentive plan.
Performance Graph
Set forth below is a line graph comparing the cumulative total return of the Company’s Common Stock assuming reinvestment of dividends, with that of the Nasdaq Composite Total Return Index and the Keefe, Bruyette & Woods Regional Banking Total Return Index for the five-year period, ending December 31, 2025.
The cumulative total shareholder return assumes a $100 investment, on December 30, 2020, in the common stock of the Company, and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that the Company’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

Burke & Herbert Total Return Performance
Index Value
200.00
175.00
150.00
125.00
100.00
75.00
12/30/2020
12/31/2021
12/31/2022
12/31/2023
12/30/2024
12/31/2025
Burke & Herbert Financial Services Corp.
Nasdaq Composite Total Return Index
Keefe, Bruyette & Woods Regional Banking Total Return Index

	For the Year Ended
	12/30/2020	12/31/2021	12/31/2022	12/31/2023	12/30/2024	12/31/2025
Burke & Herbert Financial Services Corp.	100.00	133.86	177.23	163.00	167.14	172.91
Nasdaq Composite Total Return Index	100.00	122.18	82.42	119.21	154.46	187.11
Keefe, Bruyette & Woods Regional Banking Total Return Index	100.00	136.64	127.17	126.66	143.38	152.70

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
As of December 31, 2025, we had total consolidated assets of $7.9 billion, gross loans of $5.4 billion, total deposits of $6.4 billion, and total shareholders’ equity of $854.6 million. As of December 31, 2025, we had 832 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement.
Merger with Summit Financial Group, Inc.
On May 3, 2024, the Company completed its merger with Summit, pursuant to the Agreement and Plan of Reorganization and accompanying Plan of Merger dated August 24, 2023 between the Company and Summit.
Pending Merger with LINKBANCORP, Inc.
On December 18, 2025, the Company and LNKB entered into the Merger Agreement, which provides that, upon the terms and subject to the conditions set forth therein, LNKB will merge with and into the Company, with the Company as the surviving corporation. The LNKB Merger Agreement further provides that immediately following the Holding Company Merger, LINKBANK will merge with and into the Bank, with the Bank as the surviving bank.
Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the Holding Company Merger, each share of common stock, par value $0.01 per share, of LNKB outstanding immediately prior to the Effective Time will be converted into the right to receive 0.1350 shares of the Company’s common stock. Holders of LNKB common stock will receive cash in lieu of fractional shares.
Completion of the LNKB Merger is subject to customary conditions, including receipt of the requisite approvals of the Company’s and LNKB’s shareholders, receipt of all required regulatory approvals.

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
The Company currently has set an initial reasonable and supportable forecast period of two years with a subsequent straight-line loss-rate reversion for the following four quarters before then utilizing historical average loss rates in remaining periods of the modeled contractual terms. Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable forecast and the subsequent reversion to historical loss information on collectively evaluated loans. As the reasonable and supportable forecast and reversion period forecast reflects the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative adjustments considered by management include the following: (i) management’s assessment of macroeconomic forecasts used in the model and how those forecasts align with management’s overall evaluation of current expected credit conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio, and external factors that may ultimately impact credit quality; and (iii) underwriting and delinquency trends. The qualitative factors applied at December 31, 2025, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. Management reviews supplemental data sources including historical net charge-off rates and data measuring other specific credit outcomes from its systems of record in supporting qualitative factors. However, qualitative factor evaluations are inherently imprecise and require significant management judgment.
See Note 1 — Nature of Business Activities and Significant Accounting Policies for more discussion of the qualitative factors along with information on the allowance for credit losses for the off-balance sheet credit exposures.
Income Taxes
The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated taxes due. The calculation of each component of the Company’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of the Company’s evaluation and implementation of business strategies, consideration is given to the regulations and tax laws that apply to the specific facts and circumstances for any tax position under evaluation. Management closely monitors tax developments on both the federal and state level in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments used in determining the income tax provision and records adjustments as necessary.
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
Commercial Real Estate Sector Concentration
In recent years, commercial real estate (“CRE”) markets have been impacted by economic disruptions, including those resulting from the effects of increases in remote work in urban centers and changes in the characteristics of certain urban centers. CRE loans are generally viewed as having a greater risk of default than other types of loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions. Adverse conditions in the real estate market or the general business climate and economy or in occupancy rates where the property is located could increase the likelihood of default. In particular, CRE office borrowers in central business districts have been impacted by decreased property valuations, oversupply due to remote work trends, and rising interest rates which has increased default rates and impeded their ability to secure new financing. CRE loans generally have large loan balances, and therefore, the deterioration of one or a few of these loans could cause a significant increase in the percentage of our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
The Bank continues to monitor its commercial real estate portfolio by reviewing various credit risk and concentration reports. The Bank’s exposure to commercial real estate at December 31, 2025, was $2.8 billion or 51.4% of its gross loan portfolio, not including owner-occupied commercial real estate and acquisition, construction & development. Commercial real estate as a percentage of total assets at December 31, 2025, was 35.0%, not including owner-occupied commercial real estate and acquisition, construction & development. Including owner-occupied commercial real estate and acquisition, construction & development, total exposure was $3.7 billion or 69.6% of our total gross loans and 47.4% of total assets at December 31, 2025.
Loan balances by portfolio segment amortized cost (in thousands) and by percentage of our total gross loan portfolio at December 31, 2025, were as follows:

	December 31, 2025
	Amortized Cost	Percentage
Commercial real estate	$2,769,287	51.4%
Owner-occupied commercial real estate	593,120	11.0
Acquisition, construction & development	386,870	7.2
Commercial & industrial	461,921	8.6
Single family residential (1-4 units)	1,127,684	20.9
Consumer non-real estate and other	48,794	0.9
Total gross loans	$5,387,676	100.0%

Monitoring of the CRE concentration is performed at both the loan level and at the portfolio level. The Credit Risk Management team provides management and the Board with periodic reports on the credit portfolio, which include the CRE portfolio (including owner-occupied CRE and acquisition, construction & development loans). These reports provide an assessment of asset quality and risk rating migration and monitor concentrations against the board approved concentration limits (including sub-limits). The tables below present the Company’s commercial real estate, owner-occupied commercial real estate, and acquisition, construction & development portfolios by collateral type and geographic location as of December 31, 2025 (in thousands).

	Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Retail Real Estate	$299,405	$64,954	$130,347	$38,921	$94,260	$627,887	22.7%
Multi-Family	184,227	100,037	29,328	77,474	37,131	428,197	15.5
Office Buildings/Condos	235,867	34,312	134,897	66,869	56,505	528,450	19.1
Hotels/Motels	99,678	43,638	85,585	37,155	86,110	352,166	12.7
Industrial/Warehouse	251,219	10,793	34,770	—	—	296,782	10.7
Self-Storage	65,736	23,673	1,413	—	33,635	124,457	4.5
Nursing-Assisted Living	42,052	26,250	6,253	—	37,097	111,652	4.0
Restaurants	14,965	2,276	10,121	5,179	3,927	36,468	1.3
Gas Stations	7,809	1,416	1,957	14,370	2,297	27,849	1.0
Other	148,464	6,413	12,404	46,414	21,684	235,379	8.5
Total	$1,349,422	$313,762	$447,075	$286,382	$372,646	$2,769,287	100.0%

	Owner-Occupied Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Office Buildings/Condos	$60,292	$30,499	$17,091	$719	$8,021	$116,622	19.7%
Retail	41,007	36,738	12,227	—	15,221	105,193	17.7
Industrial/Warehouse	41,397	13,233	1,248	—	14,698	70,576	11.9
Gas Stations	27,744	9,683	4,869	—	19,563	61,859	10.4
Restaurants	7,325	8,022	3,970	—	10,241	29,558	5.0
Churches/Religious Organizations	17,364	7,613	960	226	2,613	28,776	4.9
Coal, oil, gas, and natural resource extraction	561	7,151	—	—	—	7,712	1.3
Private School	14,225	—	—	—	—	14,225	2.4
Other	92,694	19,727	28,854	322	17,002	158,599	26.7
Total	$302,609	$132,666	$69,219	$1,267	$87,359	$593,120	100.0%

	Acquisition, Construction & Development by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Multi-Family	$57,974	$463	$41,803	$28,042	$33,076	$161,358	41.7%
Land	94,746	20,323	9,656	—	5,900	130,625	33.8
Office Buildings/Condos	3,275	—	905	—	5,161	9,341	2.4
Self-Storage	5,423	542	23,548	—	13,150	42,663	11.0
Retail Real Estate	1,492	—	—	—	472	1,964	0.5
Residential For-Sale	1,359	1,389	—	—	—	2,748	0.7
Other	16,470	14,418	4,207	—	3,076	38,171	9.9
Total	$180,739	$37,135	$80,119	$28,042	$60,835	$386,870	100.0%

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
The Bank believes its underwriting and monitoring standards for commercial real estate loans are sufficient to evaluate its loan portfolio and keep it from incurring significant losses. The majority of the Company’s commercial real estate loans are in Virginia (approximately 48.9%), and it does not have significant exposure to any economic areas of the country that are underperforming the national economy. Additionally, the Bank’s overall exposure to the “Office Building/Condo” collateral type is 17.5% of total commercial real estate loans, including owner-occupied commercial real estate and acquisition, construction & development. The Bank believes that the combined loan portfolio is well-diversified, generally seasoned, manageable, and will outperform the industry in terms of performance through the economic cycle; however, our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans. For further discussion see Item 1A, under the caption “Risk Factors”.
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
Under capital adequacy guidelines and the regulatory framework for “prompt corrective action,” the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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
As of December 31, 2025, and December 31, 2024, the Bank complied with all regulatory capital standards and qualifies as “well capitalized”. Note 12 — Regulatory Capital Matters in Notes to the Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
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
Our financial performance is also substantially affected by a number of external factors outside of our control, including the following:
•Economic conditions, and volatility in markets, including the effects of pandemics, wars, political conflicts, political instability, hostility and uncertainty both in the U.S. and abroad, government spending policies, trade policies, including tariffs and tariff counter-measures, and other barriers to trade (including the threat of such actions), the availability of labor, supply chain volatility, and any actions taken to mitigate and manage such impacts;
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

Selected Financial Data
The following table sets forth selected historical consolidated financial information for each of the periods indicated. This information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, below, and with the accompanying consolidated financial statements included in this Form 10-K. The historical information indicated as of and for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, has been derived from the Company’s audited consolidated financial statements for the years ended December 31, 2025, December 31, 2024, and December 31, 2023. Historical results set forth below and elsewhere in this Form 10-K are not necessarily indicative of future performance.

	As of December 31,
(In thousands, except ratios, share, and per share data)	2025	2024	2023
Selected Financial Condition Data:
Total assets	$7,920,626	$7,812,185	$3,617,579
Total cash and cash equivalents	289,127	135,314	44,498
Total investment securities, at fair value	1,615,954	1,432,371	1,248,439
Net loans	5,319,853	5,604,196	2,062,455
Company-owned life insurance	213,200	182,834	94,159
Premises and equipment, net	136,809	132,270	61,128
Total deposits	6,403,941	6,515,239	3,001,881
Short-term borrowings	450,000	365,000	272,000
Total shareholders’ equity	854,649	730,157	314,750
Common shareholders’ equity	844,236	719,744	314,750

	As of or for the Year Ended December 31,
Selected Operating Data:	2025	2024	2023
Interest income	$444,993	$367,063	$147,539
Interest expense	149,081	140,376	53,137
Net interest income	295,912	226,687	94,402
Provision for credit losses	1,523	24,220	214
Total non-interest income	46,110	35,264	17,309
Total non-interest expense	195,561	197,833	86,436
Income before income taxes	144,938	39,898	25,061
Income tax expense	27,632	4,190	2,369
Preferred stock dividends	900	675	—
Net income applicable to common shares	116,406	35,033	22,692

Per Share Data:
Average shares of common stock outstanding, basic	15,006,614	12,393,677	7,428,042
Average shares of common stock outstanding, diluted	15,073,859	12,441,831	7,506,855
Total shares of common stock outstanding	15,028,524	14,969,104	7,428,710
Basic net income per common share	$7.76	$2.83	$3.05
Diluted net income per common share	7.72	2.82	3.02
Dividends declared per common share	2.20	2.14	2.12
Common stock dividend payout ratio (1)	28.50%	75.89%	70.20%
Book value per common share (at period end)	$56.18	$48.08	$42.37

	As of or for the Year Ended December 31,
	2025	2024	2023
Performance Ratios:
Return on average assets	1.48%	0.45%	0.63%
Return on average equity (2)	14.76	5.97	8.00
Interest rate spread (3)	3.54	2.54	2.24
Net interest margin (4)	4.14	3.10	2.87
Efficiency ratio (5)	57.18	75.52	77.37

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets	13.45%	11.53%	16.85%
Total risk-based capital to risk-weighted assets	16.17	14.57	17.88
Tier 1 capital to risk-weighted assets	13.89	11.96	16.85
Tier 1 capital to average assets (leverage ratio)	10.92	9.80	11.31

Asset Quality Ratios:
Allowance coverage ratio	1.26%	1.20%	1.21%
Allowance for credit losses as a percentage of non-performing loans	91.36	177.34	675.77
Net charge-offs to average outstanding loans during the period	0.05	0.03	—
Non-performing loans as a percentage of total loans	1.38	0.68	0.18
Non-performing assets as a percentage of total assets	0.97	0.53	0.10

Other Data:
Number of full-service branches	77	77	23
Number of full-time equivalent employees	832	815	400
__________________
(1)Common stock dividend payout ratio represents per share dividends declared divided by diluted earnings per common share.
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

Results of Operations
Results of Operations for Years Ended December 31, 2025, and December 31, 2024
General
Consolidated net income applicable to common shares for the year ended December 31, 2025, was $116.4 million compared to $35.0 million during the year ended December 31, 2024. The $81.4 million or 232.3% increase in net income applicable to common shares in 2025 compared to 2024 was primarily due to higher rates on interest-earning assets and a slight decrease in non-interest expense compared to the prior year ended December 31, 2024.
Net interest income totaled $295.9 million for the year ended December 31, 2025, compared to $226.7 million for the year ended December 31, 2024. The $69.2 million increase in net interest income was primarily driven by higher rates which resulted in higher interest income on loans and securities, partially offset by higher deposit interest expense and higher interest expense on subordinated debt. Interest-bearing demand deposits and money market & savings accounts were the primary driver of increased net interest expense due mostly to an increase in rates, which was partially offset by a decline in volume.
For the year ended December 31, 2025, the Company recorded credit provision expense of $1.5 million compared to $24.2 million for the year ended December 31, 2024. For the year ended December 31, 2024, the Company recognized a one-time CECL Day 2 provision for non-PCD assets acquired in the Summit merger, which resulted in a higher credit provision expense when compared to the year ended December 31, 2025.
Non-interest income increased by $10.8 million, or 30.8%, to $46.1 million for the year ended December 31, 2025, compared to $35.3 million for the year ended December 31, 2024. The increase in non-interest income was mostly due to the effect of the Summit merger and included increases in all categories of non-interest income except net gains on securities. The largest increase was income from company-owned life insurance of $3.4 million followed by an increase in other non-interest income of $3.1 million, and an increase in bank debit and other card revenue of $2.5 million compared to the year ended December 31, 2024. Net realized gains on the sale of securities decreased by $1.2 million compared to the year ended December 31, 2024.
Non-interest expense decreased by $2.3 million, or 1.1%, to $195.6 million for the year ended December 31, 2025, compared to $197.8 million for the year ended December 31, 2024. The decrease was mostly due to large decreases in equipment rentals, depreciation and maintenance, which decreased $7.3 million and other operating expense which decreased by $9.5 million compared to the year ended December 31, 2024. Increases were noted in other non-interest expense categories including salaries and wages which increased by $6.4 million, core deposit intangible amortization which increased by $4.1 million during the first full year following the Summit merger, occupancy, which increased by $2.9 million, and pensions and other employee benefits which increased by $1.3 million compared to the year ended December 31, 2024.
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

Net interest income totaled $295.9 million for the year ended December 31, 2025, compared to $226.7 million for the year ended December 31, 2024. The $69.2 million increase in net interest income was primarily driven by higher interest income on loans and securities, partially offset by higher deposit interest expense. Interest income on loans increased by $71.6 million while interest income on securities increased $4.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Accretion income associated with acquired loans and borrowings totaled $39.8 million for the year ended, December 31, 2025 compared to $40.9 million for the year ended December 31, 2024. Deposit interest expense increased by $3.3 million, while interest expense on subordinated debt assumed in the Summit merger led to an increase in interest expense of $3.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.
The tax adjusted net interest margin was 4.14% for the year ended December 31, 2025, compared to 3.10% for the year ended December 31, 2024. The increase in tax-adjusted net interest margin was primarily driven by higher rates on interest-earning assets for the year ended December 31, 2025 compared to the year ended December 31, 2024.
The yield for the year ended December 31, 2025, for the loan portfolio was 6.85% compared to 5.48% for the year ended December 31, 2024. The increase was primarily the result of higher rates on loans, partially offset by lower volume.
For the year ended December 31, 2025, the tax-adjusted yield on the total investment securities portfolio was 3.96% compared to 3.36% for the year ended December 31, 2024. The increase was primarily due to higher rates and was partially offset by lower volume.
The rate paid on interest-bearing deposits increased to 2.40% during the year ended December 31, 2025, from 2.27% during the year ended December 31, 2024. The increase was a result of higher rates, partially offset by lower volume.
The rate paid on our short-term borrowings for the year ended December 31, 2025, was 3.90% compared to 3.35% for the year ended December 31, 2024. The increase was due to higher average rates for the year ended, December 31, 2025.
The weighted-average rate paid on subordinated debt and trust preferred securities acquired in the Summit merger was 9.85% for the year ended December 31, 2025 compared to 10.08% for the year ended December 31, 2024.

The following table sets forth the major components of net interest income and the related yields and rates for the years ended December 31, 2025, and December 31, 2024, for comparison (dollars in thousands).

	For the Years Ended
	2025			2024
	Average Outstanding Balance	Interest Income/Expense	Rate Earned/Paid	Average Outstanding Balance	Interest Income/Expense	Rate Earned/ Paid
Assets:
Loans, gross (1)(2)	$5,586,045	$382,794	6.85%	$5,684,348	$311,304	5.48%
Tax-exempt loans (1)(2)(3)	3,613	228	6.31	4,097	149	3.64
Total loans	5,589,658	383,022	6.85	5,688,445	311,453	5.48
Interest-bearing deposits and fed funds sold	111,860	4,777	4.27	118,067	4,457	3.77
Taxable AFS securities and other securities (4)	1,019,031	39,879	3.91	1,156,456	40,941	3.54
Tax-exempt AFS securities (3)(4)	542,615	21,980	4.05	449,980	12,966	2.88
Total securities	1,561,646	61,859	3.96	1,606,436	53,907	3.36
Total interest-earning assets	7,263,164	449,658	6.19	7,412,948	369,817	4.99
Non-interest-earning assets	610,748			329,082
Total assets	$7,873,912			$7,742,030

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,353,250			$1,417,846
Interest-bearing demand	2,262,564	48,740	2.15%	2,520,273	45,926	1.82%
Money market & savings	1,661,961	33,214	2.00	1,404,870	21,836	1.55
Brokered CDs & time deposits	1,165,200	40,015	3.43	1,295,270	50,902	3.93
Total interest-bearing deposits	5,089,725	121,969	2.40	5,220,413	118,664	2.27
Total deposits	6,442,975	121,969	1.89	6,638,259	118,664	1.79
Borrowings:
Short-term borrowings and other(5)	425,634	16,585	3.90	426,278	14,300	3.35
Subordinated debt and other	106,884	10,527	9.85	73,507	7,412	10.08
Total interest-bearing liabilities	5,622,243	149,081	2.65	5,720,198	140,376	2.45
Non-interest-bearing liabilities	109,553			16,801
Equity	788,866			587,185
Total liabilities and equity	$7,873,912			$7,742,030

Taxable-equivalent net interest income /net interest spread(6)		300,577	3.54%		229,441	2.54%
Taxable-equivalent net interest margin(7)			4.14%			3.10%
Taxable-equivalent net adjustment		(4,665)			(2,754)
Net interest income		$295,912			$226,687
Net interest-earning assets	$1,640,921			$1,692,750
(1)Non-accrual loans are included in average loan balances.
(2)Loan fees are included in the calculation of interest income.
(3)Yields and interest income on tax-exempt assets are computed on a taxable-equivalent basis assuming a 21% tax rate.
(4)Calculated based on fair value of investment securities.
(5)Short-term borrowings and other includes finance lease liabilities.
(6)The interest rate spread represents the difference between the fully taxable equivalent weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(7)The net interest margin represents fully taxable equivalent net interest income as a percent of average interest-earning assets for the period.
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

	For the Years Ended
	December 31, 2025	December 31, 2024
GAAP Financial Measurements
Interest Income - Loans	$382,794	$311,303
Interest Income - Tax-exempt loans	180	118
Interest Income - Taxable AFS securities and other securities	36,807	39,817
Interest Income - Tax-exempt AFS securities	17,364	10,243
Interest Income - Other interest income	7,848	5,582
Total Interest Income	444,993	367,063

Interest Expense - Deposits	121,969	118,664
Interest Expense - Borrowed funds	16,480	14,189
Interest Expense - Subordinated debt	10,527	7,412
Interest Expense - Other	105	111
Total Interest Expense	149,081	140,376

Total Net Interest Income	$295,912	$226,687

Non-GAAP Financial Measurements
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	$4,665	$2,754
Total Tax Benefit on Tax-Exempt Interest Income (1)	4,665	2,754
Tax-Equivalent Net Interest Income	$300,577	$229,441
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Rate/Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the years ended December 31, 2025, and December 31, 2024, are annualized using an actual days over calendar year method. The volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Year Ended December 31, 2025, Compared to December 31, 2024
	Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
Income from the interest-earning assets:
Loans,(1) gross	$(5,409)	$76,978	$71,569
AFS Securities and other securities (1)	(1,503)	9,455	7,952
Interest-bearing deposits and fed funds sold	(234)	554	320
Total interest income on interest-earning assets	(7,146)	86,987	79,841
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	(4,696)	7,510	2,814
Money market & savings	3,996	7,382	11,378
Brokered CDs & time deposits	(5,112)	(5,775)	(10,887)
Total interest expense on interest-bearing deposits	(5,812)	9,117	3,305
Borrowings
Short-term borrowings	(22)	2,307	2,285
Subordinated debt and other	3,366	(251)	3,115
Total borrowings	3,344	2,056	5,400
Total interest expense on interest-bearing liabilities	(2,468)	11,173	8,705
Taxable-equivalent net interest income	$(4,678)	$75,814	$71,136
(1)Yields and interest income on tax-exempt securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $445.0 million for the year ended December 31, 2025, compared to $367.1 million for the year ended December 31, 2024, an increase of 21.2%. The increase in interest income was primarily driven by higher rates which resulted in higher loan and security interest income. Interest income on securities increased by $4.1 million or 8.2% for the year ended December 31, 2025, compared to the year ended December 31, 2024. Interest income on loans increased $71.6 million or 23.0% for the year ended December 31, 2025, compared to the year ended December 31, 2024.
Interest Expense
Total interest expense was $149.1 million for the year ended December 31, 2025, compared to $140.4 million for the previous year ended December 31, 2024, an increase of 6.2%. The increase in interest expense was primarily driven by higher rates and was partially offset by volume. Interest expense on interest-bearing deposits increased by $3.3 million or 2.8% for the year ended December 31, 2025, compared to the year ended December 31, 2024. Interest expense on borrowed funds increased by $2.3 million or 16.1% for the year ended December 31, 2025, compared to the year ended December 31, 2024. Interest expense on subordinated debt acquired in the Summit merger led to an increase in interest expense of $3.1 million for the year ended December 31, 2025, compared to the year ended December 31, 2024.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $1.5 million for the year ended December 31, 2025, compared to $24.2 million for the year ended December 31, 2024. For the year ended December 31, 2024, the Company recognized a one-time CECL Day 2 provision for non-PCD assets acquired in the Summit merger and acquired commitments for unfunded commitments, which resulted in a higher credit provision expense compared to the year ended December 31, 2025. See Note 4 — Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Years Ended December 31,		Increase (Decrease) 2025 vs. 2024
	2025	2024	Amount	Percent
Fiduciary and wealth management	$10,455	$8,411	$2,044	24.3%
Service charges and fees	8,197	7,199	998	13.9
Net gains (losses) on securities	147	1,357	(1,210)	(89.2)
Income from company-owned life insurance	8,130	4,686	3,444	73.5
Bank debit and other card revenue	12,264	9,772	2,492	25.5
Other non-interest income	6,917	3,839	3,078	80.2
Total	$46,110	$35,264	$10,846	30.8%
Non-interest income increased by $10.8 million or 30.8% for the year ended December 31, 2025, compared to December 31, 2024. The increase was primarily driven by the effect of the Summit merger, and included increases in all categories of non-interest income except net gains on securities. The largest increase was income from company-owned life insurance of $3.4 million followed by an increase in other non-interest income of $3.1 million, and an increase in bank debit and other card revenue of $2.5 million compared to the year ended December 31, 2024. See Note 22 — Revenue from Contracts with Customers in Notes to Consolidated Financial Statements for further information. The Company realized a decrease of $1.2 million in net gains on securities for the year ended December 31, 2025, compared to December 31, 2024.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Years Ended December 31,		Increase (Decrease) 2025 vs. 2024
	2025	2024	Amount	Percent
Salaries and wages	$83,441	$77,089	$6,352	8.2%
Pensions and other employee benefits	18,521	17,186	1,335	7.8
Occupancy	14,441	11,577	2,864	24.7
Equipment rentals, depreciation and maintenance	15,825	23,174	(7,349)	(31.7)
Core deposit intangible amortization	15,553	11,460	4,093	35.7
ATM, card, and network expense	4,753	5,398	(645)	(11.9)
FDIC and other regulatory assessments	3,904	3,329	575	17.3
Other operating	39,123	48,620	(9,497)	(19.5)
Total	$195,561	$197,833	$(2,272)	(1.1)%
Non-interest expense decreased by $2.3 million, 1.1% for the year ended December 31, 2025, compared to December 31, 2024. The decrease was mostly due to large decreases in equipment rentals, depreciation and maintenance, which decreased $7.3 million and other operating expense which decreased by $9.5 million compared to the year ended December 31, 2024. See Note 20 — Other Operating Expenses in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense. Increases were noted in other non-interest expense categories including salaries and wages which increased by $6.4 million, core deposit intangible amortization which increased by $4.1 million during the first full year following the Summit merger, occupancy, which increased by $2.9 million, and pensions and other employee benefits which increased by $1.3 million compared to the year ended December 31, 2024.

Income Tax Expense
Income tax expense was $27.6 million for the year ended December 31, 2025, an increase of $23.4 million from the tax provision for the year ended December 31, 2024. For 2025 and 2024, our effective tax rates were 19.1% and 10.5%, respectively. An increase in income from operations led to an increase in the effective tax rate for 2025. The effective tax rate going forward will continue to depend on income from operations as well as any legislative corporate tax changes.
Results of Operations for Years Ended December 31, 2024, and December 31, 2023
For a comparison of the 2024 results to the 2023 results and other 2023 information not included herein, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 10-K filed with the SEC on March 17, 2025.

Analysis of Financial Condition for Years Ended December 31, 2025, and December 31, 2024
Assets increased by $108.4 million to $7.9 billion as of December 31, 2025, compared to $7.8 billion as of December 31, 2024. The increase in assets was primarily due to an increase in the securities portfolio of $183.6 million, and an increase of $153.8 million in cash and cash equivalents, partially offset by a decrease in loans, net of ACL, of $284.3 million as of December 31, 2025 compared to December 31, 2024. Deposits decreased by $111.3 million and amounted to $6.4 billion at December 31, 2025, compared to $6.5 billion at December 31, 2024, while short-term borrowings increased by $85.0 million to $450.0 million as of December 31, 2025, compared to $365.0 million at December 31, 2024. Subordinated debt and subordinated debt owed to unconsolidated subsidiary trusts, which were assumed in the Summit merger, totaled $87.5 million at December 31, 2025, compared to $111.9 million at December 31, 2024, due to a redemption of subordinated debt in the second half of 2025.
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
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the year ended December 31, 2025, the unrealized losses on our holdings decreased $45.4 million from December 31, 2024 and amounted to $71.9 million as of December 31, 2025.
The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at December 31, 2025, or at December 31, 2024. The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. Management believes the structure of the Bank’s investment portfolio is appropriately aligned with the rest of the balance sheet to protect against significant and unexpected charges against earnings and capital.
The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment as of December 31, 2025, and December 31, 2024 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$159,088	$—	$8,964	$150,124
Obligations of states and municipalities	977,104	5,414	59,944	922,574
Residential mortgage backed — agency	57,731	464	2,810	55,385
Residential mortgage backed — non-agency	221,443	1,860	5,211	218,092
Commercial mortgage backed — agency	74,253	250	607	73,896
Commercial mortgage backed — non-agency	112,082	584	1,557	111,109
Asset backed	53,954	89	577	53,466
Other	32,162	158	1,012	31,308
Total	$1,687,817	$8,819	$80,682	$1,615,954

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$165,619	$—	$16,492	$149,127
Obligations of states and municipalities	777,181	846	79,303	698,724
Residential mortgage backed — agency	57,244	121	4,179	53,186
Residential mortgage backed — non-agency	259,964	44	12,132	247,876
Commercial mortgage backed — agency	33,791	27	747	33,071
Commercial mortgage backed — non-agency	158,621	2	4,112	154,511
Asset backed	64,308	316	568	64,056
Other	32,861	302	1,343	31,820
Total	$1,549,589	$1,658	$118,876	$1,432,371
The investment maturity table below summarizes contractual maturities for our investment securities at December 31, 2025. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.7 years at December 31, 2025. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	December 31, 2025
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	—%	$159,088	1.34%	$—	—%	$—	—%	$159,088	1.34%
Obligations of states and municipalities	6,326	4.86	286,277	2.63	437,303	3.27	247,198	3.49	977,104	3.15
Residential mortgage backed - agency	18	2.86	24,459	4.30	23,217	2.39	10,037	4.29	57,731	3.53
Residential mortgage backed - non-agency	4,064	2.62	59,742	3.30	132,672	4.47	24,965	4.85	221,443	4.16
Commercial mortgage backed - agency	—	—	24,723	4.43	40,851	5.44	8,679	4.70	74,253	5.02
Commercial mortgage backed - non-agency	17,175	3.66	62,903	4.81	32,004	4.42	—	—	112,082	4.52
Asset backed	8,076	6.11	18,924	4.79	17,567	5.10	9,387	5.35	53,954	5.18
Other	—	—	2,800	6.58	20,276	6.41	9,086	9.52	32,162	7.30
Total	$35,659	4.30%	$638,916	2.80%	$703,890	3.78%	$309,352	3.89%	$1,687,817	3.44%
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

Loan balances by portfolio segment were as follows (in thousands):

	December 31, 2025	December 31, 2024
Commercial real estate	$2,769,287	$2,637,802
Owner-occupied commercial real estate	593,120	614,362
Acquisition, construction & development	386,870	465,537
Commercial & industrial	461,921	613,085
Single family residential (1-4 units)	1,127,684	1,173,749
Consumer non-real estate and other	48,794	167,701
Loans, gross	5,387,676	5,672,236
Allowance for credit losses	(67,823)	(68,040)
Loans, net	$5,319,853	$5,604,196
The loan portfolio, excluding ACL, decreased by $284.6 million from December 31, 2024, to December 31, 2025, primarily due to the Company exiting non-core loans. The Company has continued to grow organically by continuing to serve existing customers and new customers through our expansion into newer markets.
The following table shows the maturity distribution for total loans outstanding as of December 31, 2025. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balances of loans are indicated by both fixed and floating rate categories in the table below (in thousands).

	December 31, 2025
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$292,829	$190,550	$968,931	$458,450	$244,097	$316,031	$6,968	$291,431	$2,769,287
Owner-occupied commercial real estate	22,941	7,225	153,282	40,441	89,012	167,901	10,676	101,642	593,120
Acquisition, construction & development	61,953	87,506	62,657	103,682	13,973	26,356	7,354	23,389	386,870
Commercial & industrial	13,510	145,088	132,047	87,786	27,962	33,933	15,494	6,101	461,921
Total commercial loans	391,233	430,369	1,316,917	690,359	375,044	544,221	40,492	422,563	4,211,198
Single family residential (1-4 units)	10,534	9,470	43,564	6,807	73,448	74,571	458,801	450,489	1,127,684
Consumer non-real estate and other	3,902	14,896	23,044	1,383	4,452	466	110	541	48,794
Total loans	$405,669	$454,735	$1,383,525	$698,549	$452,944	$619,258	$499,403	$873,593	$5,387,676
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
The Company’s asset quality remained strong through December 31, 2025. The Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned, as of December 31, 2025, and December 31, 2024, totaled $76.9 million and $41.2 million, respectively. The increase in the non-performing asset balance is mostly due to an increase in non-accrual loans of $34.7 million as of December 31, 2025 when compared to December 31, 2024. Most of the other real estate owned assets of $2.7 million were assumed as part of the Summit merger.
The following table summarizes the Company’s non-performing assets as of December 31, 2025, and December 31, 2024 (in thousands).

	December 31, 2025	December 31, 2024
Non-accrual loans	$70,613	$35,871
90 days past due and still accruing	3,623	2,497
Total non-performing loans	74,236	38,368

Other real estate owned	2,689	2,783

Total non-performing assets	$76,925	$41,151
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
Gross charged-off loans were $3.8 million, $1.8 million, and $194.0 thousand for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The increase in charge-offs during 2025, when compared to 2024, was due to an increase in charge-offs related to owner occupied commercial real estate loans of $1.1 million, and consumer non real estate and other loans of $1.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Gross recoveries totaled $1.3 million, $161.0 thousand, and $96.0 thousand for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.26%, 1.20%, and 1.21% as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
The Company recorded a provision for credit losses of $2.3 million, a provision for credit losses of $20.5 million, and a provision recapture of credit losses of $235.0 thousand for the years ended December 31, 2025,

December 31, 2024, and December 31, 2023, respectively. The increase in provision for the year ended December 31, 2024 was due to the Summit merger and the requirement to record an immediate provision expense for loans classified as non-PCD versus PCD loans where the Company is allowed to establish an adjustment to the ACL.
The following table summarizes the changes in the Company’s credit loss experience by portfolio for the year ended December 31, 2025, and the changes in the Company’s allowance for loan losses for the years ended December 31, 2024, and December 31, 2023 (dollars in thousands):

	2025	2024	2023
Loans outstanding at end of period	$5,387,676	$5,672,236	$2,087,756
Balance of allowance at beginning of year	(68,040)	(25,301)	(21,039)
Initial CECL adjustment	—	—	(4,125)
Allowance established for acquired PCD loans	—	(23,910)	—
Loans charged-off
Commercial real estate	116	382	—
Owner-occupied commercial real estate	1,100	—	—
Acquisition, construction & development	1	—	—
Commercial & industrial	238	301	29
Residential	232	190	—
Consumer non-real estate and other	2,148	934	165
Total loans charged-off	3,835	1,807	194
Recoveries of loans charged-off
Commercial real estate	42	15	38
Owner-occupied commercial real estate	31	—	—
Acquisition, construction & development	1	—	—
Commercial & industrial	37	39	—
Residential	298	83	52
Consumer non-real estate and other	883	24	6
Total recoveries of loans charged-off	1,292	161	96
Net loan charge-offs (recoveries)	2,543	1,646	98
Provision for (recapture of) credit losses for the period	2,326	20,475	235
Ending allowance	$(67,823)	$(68,040)	$(25,301)

Average loans outstanding during the period	$5,589,658	$5,688,445	$2,007,030
Allowance coverage ratio(1)	1.26%	1.20%	1.21%
Net charge-offs to average outstanding loans during the period(2)	0.05	0.03	0.00
Allowance for credit losses as a percentage of non-performing loans(3)	91.36	177.34	675.77
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

The following table summarizes the ACL by portfolio with a comparison of the percentage composition in relation to total ACL and allowance for credit losses and total loans as of December 31, 2025, and December 31, 2024 (dollars in thousands).

	December 31, 2025
In thousands	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$26,190	38.62%	51.40%
Owner occupied commercial real estate	2,760	4.07	11.01
Acquisition, construction & development	17,221	25.39	7.18
Commercial & industrial	8,227	12.13	8.57
Residential	12,536	18.48	20.93
Consumer non real estate and other	889	1.31	0.91
Total	$67,823	100.00%	100.00%

	December 31, 2024
In thousands	Allowance for loan losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$30,444	44.75%	46.50%
Owner occupied commercial real estate	3,261	4.79	10.83
Acquisition, construction & development	17,386	25.55	8.21
Commercial & industrial	6,633	9.75	10.81
Residential	9,763	14.35	20.69
Consumer non real estate and other	553	0.81	2.96
Total	$68,040	100.00%	100.00%
Derivative Financial Instruments
The Company utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The Company recognizes derivative financial instruments at fair value as either other assets or other liabilities on the Consolidated Balance Sheets. The Company’s use of derivative financial instruments is described more fully in Note 13 — Derivatives in Notes to Consolidated Financial Statements.
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
As of December 31, 2025, the Company has available unused borrowing capacity of $4.6 billion through its available lines of credit with the FHLB of Atlanta, the Federal Reserve Borrower-In-Custody Program line, and unsecured federal fund lines of credit from correspondent banking relationships.
The following table shows certain information regarding short-term borrowings at year end 2025 and 2024 (dollars in thousands):

Balance at end of period	2025	2024
Short-term borrowings	$450,000	$365,000
Weighted average interest rate at end of period	3.90%	3.35%
The following table shows certain information regarding long-term debt at year end 2025, and 2024, respectively (dollars in thousands):

Balance at end of period	December 31, 2025	December 31, 2024
Subordinated debentures, net	$70,222	$94,872
Subordinated debentures owed to unconsolidated subsidiary trusts	17,268	17,013
Total long-term debt	$87,490	$111,885

Weighted average interest yield at end of period	9.85%	10.08%
Deposits
Total deposits decreased by $111.3 million from December 31, 2025, to December 31, 2024, primarily driven by a $180.4 million decrease in brokered deposits and a $43.6 million decrease in non-interest-bearing deposits, which was partially offset by a $106.6 million increase in interest-bearing deposits. The Company’s brokered deposits balance was $64.4 million and $244.8 million at December 31, 2025, and December 31, 2024, respectively. All of the Company’s brokered deposits are in the form of certificates of deposits that are insured by the FDIC. Excluding the brokered deposit balance, the Company’s total core deposit balance increased by $69.1 million from December 31, 2024 to December 31, 2025.
The following table sets forth the balance of each category of deposits as of the dates indicated (dollars in thousands).

	Dec 31, 2025	Dec 31, 2024
	Balance	Balance
Demand, non-interest-bearing	$1,336,380	$1,379,940
Demand, interest-bearing	2,330,181	2,223,540
Money market and savings	1,665,304	1,658,480
Brokered deposits	64,410	244,802
Time deposits, other	1,007,666	1,008,477
Total interest-bearing	5,067,561	5,135,299
Total Deposits	$6,403,941	$6,515,239

The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 of $2.1 billion and $1.9 billion at December 31, 2025, and December 31, 2024. The increase in uninsured deposits as of December 31, 2025 was due to the decline in brokered CDs which are fully insured, and an increase in core deposits, some of which are uninsured. The Company does not have material deposit concentration risk to any significant market, industry or individual at December 31, 2025.
The following table sets forth maturity ranges of time deposits, as of December 31, 2025, that meet or exceed the FDIC insurance limit (in thousands).

Dec 31, 2025
Due within 3 months or less	$160,536
Due after 3 months and within 6 months	83,496
Due after 6 months and within 12 months	43,511
Due after 12 months	7,849
Total uninsured, time deposits	$295,392
Shareholders’ Equity
Total shareholders’ equity at December 31, 2025, was $854.6 million, compared to $730.2 million at December 31, 2024. Shareholders’ equity increased by $124.5 million primarily due to the Company’s earnings from operations. Additionally, accumulated other comprehensive loss decreased by $36.8 million as a result of an increase in the fair value of investment securities available-for-sale.

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
The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The ALCO, using policies and procedures approved by the Company’s Board, is responsible for the management of the Company’s interest rate sensitivity position. The Company manages interest rate sensitivity by changing the mix, pricing, and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, borrowings with the FHLB, federal funds purchased and brokered time deposits.
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
The following tables demonstrate the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months. This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months.

	As of December 31, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percentage Change in Earnings	Percentage Change in Earnings
200	(2.7)%	(2.1)%
100	(1)	(0.7)
(100)	0.1	0.5
(200)	0.3	0.5
(300)	2.3	0.5
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2025, and December 31, 2024.

	As of December 31, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
200	(8.3)%	(8.7)%
100	(3.8)	(3.6)
(100)	2.7	1.9
(200)	3.3	0.5
(300)	2.4	(3.4)

Item 8. Financial Statements and Supplementary Data
Burke & Herbert Financial Services Corp. Audited Consolidated Financial Statements:

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
of Burke & Herbert Financial Services Corp.
Alexandria, Virginia
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Burke & Herbert Financial Services Corp. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for credit losses - loans
As more fully described in Notes 1 and 4 of the financial statements, the allowance for credit losses reflects expected credit losses in the loan portfolio. The Company is using the remaining useful life or weighted average remaining maturity methodology to calculate the quantitative component. The quantitative component includes reasonable and supportable forecasts of loss rates over a two-year period. In order to generate reasonable and supportable forecasts, the allowance for credit loss calculation utilizes macroeconomic variable loss drivers, which may include aggregate macroeconomic indicators pertaining to such items as equity market conditions or interest rates, as well as other variables that are portfolio-specific. A straight-line reversion technique is used for the following four quarters which then reverts to historical average loss rates. Adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the information that is used to calculate a reasonable and supportable forecast. Management may consider an additional or reduced reserve as warranted through the qualitative risk factors component based on the current and expected conditions.
Auditing the allowance for credit losses was especially challenging given the significant volume of data applied in the calculations. The audit of the allowance for credit loss calculation involved significant audit effort, including the involvement of experienced audit personnel and our internal specialists, and a high degree of auditor judgment in applying the audit procedures.
The primary procedures we performed to address the critical audit matter included:
Testing the design and operating effectiveness of internal controls over management’s allowance for credit loss calculation, including controls over the:
•Completeness and accuracy of data, including the input, transfer, aggregation, and processing of information within the allowance for credit loss calculation.
•Mathematical accuracy of the allowance for credit loss calculation.

•Reasonableness of significant assumptions and judgments applied within the allowance for credit loss calculation.
Substantively testing management’s process to estimate the allowance for credit loss calculation, including:
•Testing the completeness and accuracy of the underlying internal data utilized to prepare the calculation.
•Evaluating the relevance and reliability of the underlying external data utilized to prepare the calculation.
•Testing the mathematical accuracy, including the transfer, aggregation, and processing of data and the application of assumptions, of the allowance for credit loss calculation.
•Evaluating the reasonableness of the significant judgments and assumptions utilized within the allowance for credit loss calculation.
/s/Crowe LLP
We have served as the Company's auditor since 2021.
Washington, D.C.
February 27, 2026

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
December 31, 2025, and 2024
(In thousands, except share and per share data)

	2025	2024
Assets
Cash and due from banks	$53,497	$35,554
Interest-bearing deposits with banks	235,630	99,760
Cash and cash equivalents	289,127	135,314
Securities available-for-sale, at fair value	1,615,954	1,432,371
Restricted stock, at cost	42,187	33,559
Loans held-for-sale, at fair value	365	2,331
Loans	5,387,676	5,672,236
Allowance for credit losses	(67,823)	(68,040)
Net loans	5,319,853	5,604,196
Other real estate owned	2,689	2,783
Premises and equipment, net	136,809	132,270
Accrued interest receivable	35,442	34,454
Intangible assets	41,747	57,300
Goodwill	34,149	32,783
Company-owned life insurance	213,200	182,834
Other assets	189,104	161,990
Total Assets	$7,920,626	$7,812,185

Liabilities and Shareholders' Equity
Liabilities
Non-interest-bearing deposits	$1,336,380	$1,379,940
Interest-bearing deposits	5,067,561	5,135,299
Total deposits	6,403,941	6,515,239
Short-term borrowings	450,000	365,000
Subordinated debentures, net	70,222	94,872
Subordinated debentures owed to unconsolidated subsidiary trusts, net	17,268	17,013
Accrued interest and other liabilities	124,546	89,904
Total Liabilities	7,065,977	7,082,028

Commitments and contingent liabilities (see Note 14)

Shareholders’ Equity
Preferred stock and related surplus, $1.00 par value per share; 2,000,000 shares authorized; 1,500 shares issued and outstanding at December 31, 2025, 1,500 shares issued and outstanding at December 31, 2024	10,413	10,413
Common stock	7,800	7,770
$0.50 par value; 40,000,000 shares authorized, 15,599,814 shares issued and 15,028,524 shares outstanding at December 31, 2025; 40,000,000 shares authorized, 15,540,394 shares issued and 14,969,104 shares outstanding at December 31, 2024

Common stock, additional paid-in capital	405,922	401,172
Retained earnings	517,058	434,106
Accumulated other comprehensive income (loss)	(58,960)	(95,720)
Treasury stock	(27,584)	(27,584)
571,290 shares, at cost, at December 31, 2025, and 571,290 shares, at cost, at December 31, 2024
Total Shareholders' Equity	854,649	730,157
Total Liabilities and Shareholders' Equity	$7,920,626	$7,812,185
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income
Years Ended December 31, 2025, 2024, and 2023
(In thousands, except share and per share data)

	2025	2024	2023
Interest income
Taxable loans, including fees	$382,794	$311,303	$101,800
Tax-exempt loans, including fees	180	118	—
Taxable securities	36,807	39,817	37,179
Tax-exempt securities	17,364	10,243	5,615
Other interest income	7,848	5,582	2,945
Total interest income	444,993	367,063	147,539
Interest expense
Deposits	121,969	118,664	39,195
Short-term borrowings	16,480	14,189	13,856
Subordinated debt	10,527	7,412	—
Other interest expense	105	111	86
Total interest expense	149,081	140,376	53,137
Net interest income	295,912	226,687	94,402

Credit loss expense (recapture) - loans and available-for-sale securities	2,326	20,475	235
Credit loss expense (recapture) - off-balance sheet credit exposures	(803)	3,745	(21)
Total provision for (recapture of) credit losses	1,523	24,220	214
Net interest income after credit loss expense	294,389	202,467	94,188

Non-interest income
Fiduciary and wealth management	10,455	8,411	5,354
Service charges and fees	8,197	7,199	2,846
Net gains (losses) on securities	147	1,357	(112)
Income from company-owned life insurance	8,130	4,686	2,844
Bank debit and other card revenue	12,264	9,772	4,922
Other non-interest income	6,917	3,839	1,455
Total non-interest income	46,110	35,264	17,309

Non-interest expense
Salaries and wages	83,441	77,089	39,247
Pensions and other employee benefits	18,521	17,186	9,401
Occupancy	14,441	11,577	6,035
Equipment rentals, depreciation and maintenance	15,825	23,174	5,770
Core deposit intangible amortization	15,553	11,460	—
ATM, card, and network expense	4,753	5,398	2,566
FDIC and other regulatory assessments	3,904	3,329	1,957
Other operating	39,123	48,620	21,460
Total non-interest expense	195,561	197,833	86,436

Income before income taxes	144,938	39,898	25,061
Income tax expense	27,632	4,190	2,369

Net income	117,306	35,708	22,692
Preferred stock dividends	900	675	—
Net income applicable to common shares	$116,406	$35,033	$22,692

Earnings per common share:
Basic	$7.76	$2.83	$3.05
Diluted	7.72	2.82	3.02
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2025, 2024, and 2023
(In thousands, except share and per share data)

	2025	2024	2023
Net income	$117,306	$35,708	$22,692
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized gain (loss) arising during period, net of tax of $(10,416) for 2025, $(1,903) for 2024, and ($8,721) for 2023	37,434	6,372	32,718
Reclassification adjustment for loss (gain) on securities, net of tax of $34 for 2025, $312 for 2024, and ($24) for 2023	(113)	(1,045)	88
Reclassification adjustment for loss (gain) on fair value hedge, net of tax of $37 for 2025, $37 for 2024, and $(215) for 2023	(123)	(123)	810
Defined benefit pension plans:
Changes in pension plan benefits, net of tax of $(160) for 2025, ($349) for 2024, and ($342) for 2023	537	1,169	1,286
Unrealized gain (loss) on cash flow hedge
Unrealized holding gain (loss) on cash flow hedge, net of tax of $(195) for 2025, $(920) for 2024, and $75 for 2023	659	3,082	(283)
Reclassification adjustment for losses (gains) included in net income, net of tax of $485 for 2025, $502 for 2024, and $(367) for 2023	(1,634)	(1,681)	1,382
Total other comprehensive income	36,760	7,774	36,001
Comprehensive income	$154,066	$43,482	$58,693
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2025, 2024, and 2023
(In thousands, except share and per share data)

		Common Stock		Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
	Preferred Stock and Surplus	Shares Outstanding	Amount
Balance December 31, 2022	$—	7,425,760	$4,000	$12,282	$424,391	$(139,495)	$(27,725)	$273,453
Net income	—	—	—	—	22,692	—	—	22,692
CECL adjustment	—	—	—	—	(3,439)	—	—	(3,439)
Other comprehensive income	—	—	—	—	—	36,001	—	36,001
(Purchase) sale of treasury stock, net	—	2,950	—	—	—	—	141	141
Cash dividends, declared	—	—	—	—	(16,298)	—	—	(16,298)
Share-based compensation expense, net	—	—	—	2,213	(13)	—	—	2,200
Balance December 31, 2023	$—	7,428,710	$4,000	$14,495	$427,333	$(103,494)	$(27,584)	$314,750
Net income	—	—	—	—	35,708	—	—	35,708
Acquisition of Summit Financial Group, Inc.	10,413	7,405,772	3,703	383,329	—	—	—	397,445
Other comprehensive income	—	—	—	—	—	7,774	—	7,774
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Cash dividends, declared	—	—	—	—	(28,260)	—	—	(28,260)
Preferred stock cash dividends, declared	—	—	—	—	(675)	—	—	(675)
Share-based compensation expense, net	—	134,622	67	3,348	—	—	—	3,415
Balance December 31, 2024	$10,413	14,969,104	$7,770	$401,172	$434,106	$(95,720)	$(27,584)	$730,157
Net income	—	—	—	—	117,306	—	—	117,306
Other comprehensive income	—	—	—	—	—	36,760	—	36,760
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Cash dividends, declared	—	—	—	—	(33,018)	—	—	(33,018)
Preferred stock cash dividends, declared	—	—	—	—	(900)	—	—	(900)
Share-based compensation expense, net	—	59,420	30	4,750	(436)	—	—	4,344
Balance December 31, 2025	$10,413	15,028,524	$7,800	$405,922	$517,058	$(58,960)	$(27,584)	$854,649
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024, and 2023
(In thousands, except share and per share data)

	2025	2024	2023
Cash Flows from Operating Activities
Net Income	$117,306	$35,708	$22,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	6,941	5,865	2,872
Amortization of other intangible assets	15,775	11,542	—
Amortization on assumed liabilities	6,702	10,172	—
Accretion income related to acquired loans	(39,819)	(40,876)	—
Amortization of housing tax credits	6,984	5,432	5,591
Realized (gain) loss on sales of available-for-sale securities	(147)	(1,357)	112
Realized (gain) on sales of OREO property	2	(172)	—
Write-down on OREO property	195	—	—
Provision for (recapture of) credit losses	1,523	24,220	214
Income from company-owned life insurance	(8,130)	(4,686)	(2,844)
Deferred tax expense (benefit)	13,272	(1,507)	(1,453)
(Gain) loss on disposal of fixed assets	225	2,177	37
Accretion of securities	(4,594)	(3,746)	(1,615)
Amortization of securities	9,761	9,496	9,161
Share-based compensation expense	4,777	2,879	2,464
Repayment of operating lease liabilities	(2,541)	(2,705)	(3,137)
(Gain) on loans held-for-sale	(297)	(484)	(138)
Proceeds from sales of loans held-for-sale	23,003	37,099	14,205
Change in fair value of loans held-for-sale	—	28	(28)
Originations of loans held-for-sale	(20,740)	(37,477)	(15,536)
(Increase) decrease in accrued interest receivable	(988)	3,030	(414)
(Increase) decrease in other assets	(58,017)	(32,499)	3,851
Increase in accrued interest payable and other liabilities	36,740	63,660	6,475
Net cash flows provided by operating activities	$107,933	$85,799	$42,509

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	209,584	257,877	112,025
Proceeds from sales of securities available-for-sale, net	22,083	372,370	77,780
Purchases of securities available-for-sale, net	(374,915)	(622,760)	(33,221)
Net cash from merger	—	52,607	—
Sales of restricted stock	29,071	40,572	29,880
Purchases of restricted stock	(37,699)	(67,683)	(19,402)
Proceeds from sales of OREO properties	156	758	—
Proceeds from sales of property and equipment	—	—	3,383
Purchases of property and equipment, net of disposals	(11,705)	(4,567)	(14,249)
(Purchases) proceeds from company-owned life insurance	(22,236)	2,213	1,171
(Increase) decrease in loans made to customers, net	322,381	92,170	(200,535)
Net cash flows provided by (used in) investing activities	$136,720	$123,557	$(43,168)

Cash Flows from Financing Activities
Net increase (decrease) in non-interest-bearing accounts	(43,560)	(27,493)	(130,372)
Net increase (decrease) in interest-bearing accounts	(68,835)	(158,696)	211,853
Increase (decrease) in other short-term borrowings	85,000	93,000	(71,100)

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024, and 2023
(In thousands, except share and per share data)

Payments for maturities and calls of subordinated debt	(30,000)	—	—
Repayment of finance lease liabilities	(236)	(216)	(119)
Proceeds from employee stock purchase program	679	259	206
Cash dividends paid	(33,918)	(28,636)	(15,747)
Issuance of common stock	30	3,242	—
Treasury stock transactions	—	—	141
Net cash flows provided by (used in) financing activities	$(90,840)	$(118,540)	$(5,138)
(Decrease) increase in cash and cash equivalents	153,813	90,816	(5,797)
Cash and cash equivalents
Beginning of year	135,314	44,498	50,295
End of year	$289,127	$135,314	$44,498

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$123,891	$114,741	$37,573
Interest paid on short-term borrowings	18,680	17,049	7,975
Interest paid on subordinated debt and trust preferred securities	4,922	7,412	—
Interest paid on finance lease	107	110	86
Income taxes paid (net of refunds)
Federal	6,029	1,900	1,245
State
West Virginia	1,606	100	—
Maryland	1,175	160	275
New York	520	—	—
District of Columbia	330	75	50
Other	367	—	—
Change in unrealized gains on available-for-sale securities	45,355	8,275	41,415
Change in pension plan benefits	696	1,518	1,628
Transfers to OREO	259	—	—
Lease liability arising from obtaining right-of-use assets	775	12,329	1,214
Common stock issued for merger, net	—	387,032	—
Preferred stock issued for merger, net	—	10,413	—
Fair value of assets purchased in merger	—	4,503,043	—
Fair value of liabilities assumed in merger	—	4,139,747	—
See Notes to Consolidated Financial Statements.

Note 1— Nature of Business Activities and Significant Accounting Policies
Nature of operations and principles of consolidation
The consolidated financial statements include Burke & Herbert Financial Services Corp. (“Burke & Herbert”) and its wholly-owned subsidiary Burke & Herbert Bank & Trust Company (“the Bank”), together referred to as “the Company” for purposes of the Notes to the Financial Statements. Intercompany transactions and balances are eliminated in consolidation. As of close of the calendar year 2025, we ceased to be an emerging growth company and became a large accelerated filer. Therefore, we are no longer exempt from the requirements under Section 404 of the Sarbanes-Oxley Act and are no longer able to take advantage of exemptions from various public company reporting requirements applicable to emerging growth companies.
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
Merger with Summit Financial Group, Inc.
On May 3, 2024, the Company completed its merger with Summit Financial Group, Inc., a West Virginia corporation, pursuant to the Agreement and Plan of Reorganization and accompanying Plan of Merger dated August 24, 2023 between the Company and Summit.
Pending Merger with LINKBANCORP, Inc.
On December 18, 2025, the Company and LNKB entered into the Merger Agreement, which provides that, upon the terms and subject to the conditions set forth therein, LNKB will merge with and into the Company, with the Company as the surviving corporation. The LNKB Merger Agreement further provides that immediately following the Holding Company Merger, LINKBANK will merge with and into the Bank, with the Bank as the surviving bank. Completion of the LNKB Merger is subject to customary conditions, including receipt of the requisite approvals of the Company’s and LNKB’s shareholders, receipt of all required regulatory approvals.
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
loans, federal funds purchased, securities sold under agreements to repurchase, and deposits are reported on a net basis.
Restriction on cash
No reserve balances were required at December 31, 2025, and December 31, 2024. There was no reserve requirement with the Federal Reserve as of December 31, 2025, or December 31, 2024.
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
Accrued interest receivable on AFS debt securities totaled $13.4 million and $10.3 million at December 31, 2025, and December 31, 2024, respectively, and is excluded from the estimate of credit losses.
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
Loans
Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, adjusted for partial charge-offs, the allowance for credit losses, and any deferred fees and costs on originated loans. Accrued interest receivable totaled $22.1 million and $24.1 million at December 31, 2025, and December 31, 2024, respectively, which is included on the Consolidated Balance Sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct original costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
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
Allowance for credit losses - loans
The allowance for credit losses, in management’s judgment, reflects expected credit losses in the loan portfolio as of the balance sheet date. The estimate for expected credit losses is based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience as related to credit contractual term information. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for (or recapture of) credit losses, which is recorded in the Consolidated Statements of Income.
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
Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable, reversion and post-reversion period forecasts on collectively evaluated loans. As the reasonable and supportable forecast and reversion period reflects the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative risk factors considered by management include the following:
•Nature and volume of loans;
•Concentrations of credit including the existence and effect of any concentrations of credit, and changes in the level of such concentrations and;
•Delinquency trends, including the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.
Loans $250 thousand and over that do not share similar risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation for the ACL. Loans identified to be individually evaluated under CECL include loans on non-accrual status and may include accruing loans that do not share similar risk characteristics to other accruing loans collectively evaluated. A specific reserve analysis is applied to the individually evaluated loans, which considers collateral value, an observable market price, or the present value of the

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
expected future cash flows. A specific reserve may be assigned if the measured value of the loan using one of the before mentioned methods is less than the current carrying value of the loan.
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
Premises and equipment
Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives up to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method (or accelerated) method with useful lives ranging from 3 to 10 years. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
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
Fair value of financial instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
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

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
Adoption of new accounting standards
In March 2024, the FASB issued ASU 2024-01, Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments in this update seek to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted the standard with the fiscal year ending December 31, 2025, and it did not have a material impact on the financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU seeks to enhance the transparency and decision usefulness of the disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual consolidated financial statements that have not yet been issued. The Company adopted the standard with the fiscal year ending December 31, 2025, and it did not have a material impact on the financial statements.
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The ASU is effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods with those fiscal years. Early adoption is permitted for all entities in any interim period. The amendments in this ASU must be applied on either a modified retrospective or a retrospective basis (except for Low-Income Housing Tax Credit (“LIHTC”) investments not accounted for using the proportional amortization method). A reporting entity that has LIHTC investments that are no longer permitted to use (1) the cost method guidance in paragraph 323-740-25-2A, (2) the equity method example in paragraphs 323-740-55-8 through 55-9, or (3) the delayed equity contribution guidance in paragraphs 323-740-25-3 must either use its general transition method (modified retrospective or retrospective) or apply a prospective approach. The Company adopted the standard with the fiscal year ending December 31, 2025, and it did not have a material impact on the financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurements of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments also require some additional disclosures for equity securities that are subject to contractual sale restrictions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company adopted the standard with the fiscal year ending December 31, 2025, and it did not have a material impact on the financial statements.
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.”
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
Newly issued not yet adopted accounting standards
In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. This ASU amends the accounting for certain acquired loans by expanding the use of the “gross‑up” approach under the CECL model to include purchased seasoned loans. Under this approach, the allowance for expected credit losses is recognized at the acquisition date as an adjustment to the loan’s amortized cost basis, rather than through a provision for credit losses, thereby eliminating a “day‑one” credit loss expense for loans within the scope of the guidance. The amendments do not change the accounting for purchased credit‑deteriorated loans, originated loans, credit card loans, or debt securities. The amendments in this update are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and are to be applied on a prospective basis. Early adoption is permitted. The Company expects to early adopt this ASU based on the pending LNKB merger.
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

Note 2— Securities
The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2025, and December 31, 2024, are summarized as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$159,088	$—	$8,964	$150,124
Obligations of states and municipalities	977,104	5,414	59,944	922,574
Residential mortgage backed — agency	57,731	464	2,810	55,385
Residential mortgage backed — non-agency	221,443	1,860	5,211	218,092
Commercial mortgage backed — agency	74,253	250	607	73,896
Commercial mortgage backed — non-agency	112,082	584	1,557	111,109
Asset-backed	53,954	89	577	53,466
Other	32,162	158	1,012	31,308
Total	$1,687,817	$8,819	$80,682	$1,615,954

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$165,619	$—	$16,492	$149,127
Obligations of states and municipalities	777,181	846	79,303	698,724
Residential mortgage backed — agency	57,244	121	4,179	53,186
Residential mortgage backed — non-agency	259,964	44	12,132	247,876
Commercial mortgage backed — agency	33,791	27	747	33,071
Commercial mortgage backed — non-agency	158,621	2	4,112	154,511
Asset-backed	64,308	316	568	64,056
Other	32,861	302	1,343	31,820
Total	$1,549,589	$1,658	$118,876	$1,432,371
At December 31, 2025, and December 31, 2024, securities with amortized costs of $1.1 billion and $1.2 billion, respectively, and with estimated fair values of $1.1 billion and $1.1 billion, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.
The proceeds from sales, calls and maturities, and principal payments received of debt securities available-for-sale, and the related gross gains and losses realized for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, were as follows (in thousands):

	Proceeds from			Gross realized
For the year ended December 31,	Sales	Calls and maturities	Principal Payments	Gains	Losses
2025	$22,083	$48,987	$160,597	$258	$111
2024	372,370	46,434	211,443	3,381	2,024
2023	77,780	1,797	110,228	772	884
The tax benefit (provision) related to these net realized gains and losses for 2025, 2024, and 2023 was $(33.6) thousand, $(312.1) thousand, and $23.5 thousand, respectively.

Note 2— Securities (continued)
The maturities of securities available-for-sale at December 31, 2025, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

	December 31, 2025
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$159,088	$—	$—	$159,088
Obligations of states and municipalities	6,326	286,277	437,303	247,198	977,104
Residential mortgage backed - agency	18	24,459	23,217	10,037	57,731
Residential mortgage backed - non-agency	4,064	59,742	132,672	24,965	221,443
Commercial mortgage backed - agency	—	24,723	40,851	8,679	74,253
Commercial mortgage backed - non-agency	17,175	62,903	32,004	—	112,082
Asset-backed	8,076	18,924	17,567	9,387	53,954
Other	—	2,800	20,276	9,086	32,162
Total	$35,659	$638,916	$703,890	$309,352	$1,687,817

	December 31, 2025
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$150,124	$—	$—	$150,124
Obligations of states and municipalities	6,323	275,493	411,447	229,311	922,574
Residential mortgage backed - agency	18	24,487	20,434	10,446	55,385
Residential mortgage backed - non-agency	3,961	57,234	131,624	25,273	218,092
Commercial mortgage backed - agency	—	24,319	40,872	8,705	73,896
Commercial mortgage backed - non-agency	17,093	62,113	31,903	—	111,109
Asset-backed	8,113	18,599	17,383	9,371	53,466
Other	—	2,882	19,475	8,951	31,308
Total	$35,508	$615,251	$673,138	$292,057	$1,615,954
At year-end 2025 and 2024, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025, and December 31, 2024.

Note 2— Securities (continued)
Available-for-sale securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	December 31, 2025
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$150,124	$8,964	$8,964
Obligations of states and municipalities	134,143	1,852	513,623	58,092	59,944
Residential mortgage backed - agency	4,461	4	24,832	2,806	2,810
Residential mortgage backed - non-agency	11,545	17	85,750	5,194	5,211
Commercial mortgage backed - agency	14,987	93	26,032	514	607
Commercial mortgage backed - non-agency	29,730	131	30,175	1,426	1,557
Asset-backed	14,531	38	27,750	539	577
Other	—	—	22,288	1,012	1,012
Total	$209,397	$2,135	$880,574	$78,547	$80,682

	December 31, 2024
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$149,127	$16,492	$16,492
Obligations of states and municipalities	181,027	5,338	433,488	73,965	79,303
Residential mortgage backed - agency	203	2	42,233	4,177	4,179
Residential mortgage backed - non-agency	110,191	1,911	134,727	10,221	12,132
Commercial mortgage backed - agency	3,412	29	28,885	718	747
Commercial mortgage backed - non-agency	30,064	523	108,761	3,589	4,112
Asset-backed	4,140	4	29,243	564	568
Other	15,123	138	8,295	1,205	1,343
Total	$344,160	$7,945	$934,759	$110,931	$118,876
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
The Company did not record an ACL on the AFS securities as of December 31, 2025 and as of December 31, 2024. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 403 securities in an unrealized loss position as of December 31, 2025. The Company has evaluated AFS securities in an unrealized loss position for credit-related impairment at December 31, 2025, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at December 31, 2025 and at December 31, 2024.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At December 31, 2025, the unrealized losses associated with 10 U.S. Treasuries and Government Agency securities, 8 Residential Mortgage Backed – Agency securities, and 13 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2025.
Securities of U.S. States and Municipalities
At December 31, 2025, the unrealized losses associated with 284 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These investments are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2025.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At December 31, 2025, the unrealized losses associated with 53 Residential Mortgage Backed – Non-Agency securities and 10 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit

Note 2— Securities (continued)
enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2025.
Asset-Backed Securities
At December 31, 2025, the unrealized losses associated with 18 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2025.
Other Securities
At December 31, 2025, the unrealized losses associated with 7 securities were primarily driven by interest rates and not the credit quality of the securities. These investments are underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at December 31, 2025.
Restricted stock, at cost
The Company’s investment in FHLB stock totaled $26.8 million and $18.2 million at December 31, 2025, and 2024, respectively. The Company’s investment in Federal Reserve Bank stock totaled $14.8 million and $14.8 million at December 31, 2025, and 2024, respectively. FHLB and Federal Reserve stock are generally viewed as long-term investments and as restricted investment securities, which are carried at cost, because there is no market for the stocks other than member institutions. Therefore, when evaluating FHLB and Federal Reserve stock for impairment, their values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be impaired at December 31, 2025, and no impairment has been recognized. FHLB stock and Federal Reserve stock are included in a separate line item, Restricted stock, at cost, on the Consolidated Balance Sheets and are not part of the Company’s AFS investment securities portfolio.
The Company’s Restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $111 thousand at December 31, 2025, and $111 thousand December 31, 2024, which is carried at cost and is not impaired at December 31, 2025. The Company also has other restricted investments including Independent Community Bancorp, Inc., Atlantic Community Bankers Bank, and WV Bankers Title which are included in restricted stock on the Consolidated Balance Sheets as of December 31, 2025.
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
•Commercial real estate loans carry risk associated with either the net operating income generated from the lease of the real estate collateral or income generated from the sale of the collateral. Other risk factors include the creditworthiness of the sponsor and the value of the collateral.
•Owner-occupied commercial real estate loans carry risk associated with the operations of the business that occupies the property and the value of the collateral.

Note 3— Loans (continued)
•Acquisition, construction & development loans carry risk associated with the creditworthiness of the borrower, project completion within budget, sale after completion, and the value of the collateral.
•Commercial & industrial loans carry the risk associated with the operations of the business and the value of the collateral, if any.
•Single family residential (1-4 units) loans for consumer purposes carry risk associated with the continued creditworthiness of the borrower and the value of the collateral. Single family residential (1-4 units) loans for investment purpose carry risk associated with the continued creditworthiness of the borrower, the value of the collateral, and either the net operating income generated from the lease of the real estate collateral or income generated from the sale of the collateral.
•Consumer non-real estate and other loans, which includes overdrafts, carry risk associated with the creditworthiness of the borrower and the value of the collateral, if any.
Loans at year-end by portfolio segment were as follows (in thousands):

	December 31, 2025	December 31, 2024
Commercial real estate	$2,769,287	$2,637,802
Owner-occupied commercial real estate	593,120	614,362
Acquisition, construction & development	386,870	465,537
Commercial & industrial	461,921	613,085
Single family residential (1-4 units)	1,127,684	1,173,749
Consumer non-real estate and other	48,794	167,701
Loans, gross	5,387,676	5,672,236
Allowance for credit losses	(67,823)	(68,040)
Loans, net	$5,319,853	$5,604,196
Net deferred loan fees included in the above loan categories totaled $6.2 million and $4.4 million at December 31, 2025, and December 31, 2024, respectively.
Note 4— Allowance for Credit Losses
On January 1, 2023, the Company adopted the CECL methodology as required under ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the Company’s accounting policies and policy elections related to the accounting standards update refer to Note 1 — Nature of Business Activities and Significant Accounting Policies in these Notes to Consolidated Financial Statements. All information presented as of December 31, 2025, and December 31, 2024, is in accordance with ASC 326.
The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the Consolidated Statements of Income. Management calculates the quantitative portion of collectively evaluated loans for all loan categories using the WARM method. For purposes of estimating the Company’s ACL, management evaluates collectively evaluated loans by federal call code in order to group loans with similar risk characteristics.
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
Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the information that is used to calculate a reasonable and supportable forecast and a reversion period forecast on collectively evaluated loans. Management may consider an additional or reduced reserve as warranted through qualitative risk factors based on the current and expected conditions, as measured in supplemental information relative to the macroeconomic variable loss drivers used to calculate a reasonable and supportable forecast and reversion period. These qualitative risk factors considered by management are largely comparable to legacy factors prior to the adoption of CECL.
The following tables present the activity in the ACL for the year ended December 31, 2025, including the impact of the allowance established for PCD loans, the activity in the ACL including the impact of the adoption of CECL for the year ended December 31, 2024, and the activity in the ACL for the year ended December 31, 2023 (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Total
December 31, 2025
Balance, beginning of period	$30,444	$3,261	$17,386	$6,633	$9,763	$553	$68,040
Provision for (recapture of) credit losses	(4,180)	568	(165)	1,795	2,707	1,601	2,326
Charge-offs	(116)	(1,100)	(1)	(238)	(232)	(2,148)	(3,835)
Recoveries	42	31	1	37	298	883	1,292
Balance, end of period	$26,190	$2,760	$17,221	$8,227	$12,536	$889	$67,823

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Total
December 31, 2024
Balance, beginning of period	$20,633	$783	$368	$645	$2,797	$75	$25,301
Allowance established for acquired PCD loans	7,503	1,931	5,968	5,684	2,608	216	23,910
Provision for (recapture of) credit losses	2,675	547	11,050	566	4,465	1,172	20,475
Charge-offs	(382)	—	—	(301)	(190)	(934)	(1,807)
Recoveries	15	—	—	39	83	24	161
Balance, end of period	$30,444	$3,261	$17,386	$6,633	$9,763	$553	$68,040

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Total
December 31, 2023
Beginning balance, prior to adoption of CECL	$15,477	$635	$2,082	$438	$2,379	$28	$21,039
Impact of adoption CECL	2,686	(6)	(640)	237	1,661	187	4,125
Provision for (recapture of) loan losses	2,432	154	(1,074)	(1)	(1,295)	19	235
Charge-offs	—	—	—	(29)	—	(165)	(194)
Recoveries	38	—	—	—	52	6	96
Balance, end of period	$20,633	$783	$368	$645	$2,797	$75	$25,301

Note 4— Allowance for Credit Losses (continued)
The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. The following table presents the aging of the recorded investment in past due loans as of December 31, 2025, and December 31, 2024, by portfolio segment (in thousands).

	December 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$4,535	$1,676	$37,891	$44,102	$2,725,185	$2,769,287	$677	$37,318
Owner-occupied commercial real estate	1,251	1,091	6,310	8,652	584,468	593,120	177	7,800
Acquisition, construction & development	578	699	13,243	14,520	372,350	386,870	559	12,793
Commercial & industrial	2,008	2,354	5,629	9,991	451,930	461,921	512	5,512
Single family residential (1-4 units)	14,823	7,541	3,594	25,958	1,101,726	1,127,684	1,694	6,802
Consumer non-real estate and other	395	151	346	892	47,902	48,794	4	388
Total	$23,590	$13,512	$67,013	$104,115	$5,283,561	$5,387,676	$3,623	$70,613

	December 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due & Still Accruing	Non-accrual loans
Commercial real estate	$10,974	$—	$8,440	$19,414	$2,618,388	$2,637,802	$—	$19,183
Owner-occupied commercial real estate	1,160	1,636	5,240	8,036	606,326	614,362	307	5,760
Acquisition, construction & development	5,210	38	1,243	6,491	459,046	465,537	812	1,098
Commercial & industrial	1,654	1,594	1,469	4,717	608,368	613,085	350	1,757
Single family residential (1-4 units)	20,724	4,379	3,420	28,523	1,145,226	1,173,749	1,012	7,857
Consumer non-real estate and other	637	300	195	1,132	166,569	167,701	16	216
Total	$40,359	$7,947	$20,007	$68,313	$5,603,923	$5,672,236	$2,497	$35,871
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
The following table presents the amortized cost basis of the loan portfolio by year of origination, loan class, and credit quality, as of December 31, 2025 (in thousands).

	Term Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate
Pass	$324,565	$245,763	$377,142	$437,116	$383,808	$620,673	$128,260	$2,517,327
Special Mention	—	5,395	5,224	13,941	—	34,172	2,468	61,200
Substandard	—	—	15,675	50,300	50,745	53,091	16,058	185,869
Doubtful	—	—	—	3,156	—	1,735	—	4,891
Loss	—	—	—	—	—	—	—	—
Total	$324,565	$251,158	$398,041	$504,513	$434,553	$709,671	$146,786	$2,769,287

Year to date gross charge-offs	$—	$—	$—	$—	$—	$116	$—	$116

Owner-occupied commercial real estate
Pass	$72,903	$57,923	$61,402	$75,692	$91,329	$175,545	$32,434	$567,228
Special Mention	—	—	274	6,182	232	3,421	—	10,109
Substandard	459	—	521	2,002	1,113	6,391	73	10,559
Doubtful	—	—	—	3,404	1,820	—	—	5,224
Loss	—	—	—	—	—	—	—	—
Total	$73,362	$57,923	$62,197	$87,280	$94,494	$185,357	$32,507	$593,120

Year to date gross charge-offs	$—	$—	$—	$363	$10	$632	$95	$1,100

Acquisition, construction & development
Pass	$51,546	$27,499	$139,222	$56,766	$32,792	$13,664	$48,012	$369,501
Special Mention	—	—	3,511	—	—	137	91	3,739
Substandard	—	—	258	812	4,062	4,974	—	10,106
Doubtful	—	—	—	3,415	—	—	109	3,524
Loss	—	—	—	—	—	—	—	—
Total	$51,546	$27,499	$142,991	$60,993	$36,854	$18,775	$48,212	$386,870

Year to date gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

Commercial & industrial
Pass	$63,901	$66,758	$27,018	$25,659	$16,991	$26,677	$206,654	$433,658
Special Mention	1,814	2,086	637	13,788	—	1,238	1,009	20,572
Substandard	704	64	855	2,286	192	1,083	2,463	7,647
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	37	7	44
Total	$66,419	$68,908	$28,510	$41,733	$17,183	$29,035	$210,133	$461,921

Year to date gross charge-offs	$—	$—	$32	$8	$—	$14	$184	$238

Single family residential (1-4 units)
Pass	$66,662	$82,957	$131,349	$180,837	$125,345	$362,811	$168,043	$1,118,004
Special Mention	—	283	134	788	401	503	673	2,782

Note 4— Allowance for Credit Losses (continued)

Substandard	115	—	1,615	589	713	3,434	336	6,802
Doubtful	—	—	—	—	—	95	—	95
Loss	—	—	—	—	—	1	—	1
Total	$66,777	$83,240	$133,098	$182,214	$126,459	$366,844	$169,052	$1,127,684

Year to date gross charge-offs	$—	$—	$—	$—	$—	$60	$172	$232

Consumer non-real estate and other
Pass	$9,612	$10,961	$5,543	$2,804	$687	$1,645	$17,335	$48,587
Special Mention	—	—	92	—	33	—	—	125
Substandard	—	62	20	—	—	—	—	82
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$9,612	$11,023	$5,655	$2,804	$720	$1,645	$17,335	$48,794

Year to date gross charge-offs	$1,750	$195	$133	$62	$2	$1	$5	$2,148

Totals	$592,281	$499,751	$770,492	$879,537	$710,263	$1,311,327	$624,025	$5,387,676

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

Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate, inventory and equipment. Collateral values are generally based on appraisals, which are adjusted for changes in market indices. As of December 31, 2025 and December 31, 2024, the Company had $68.7 million and $28.3 million of collateral-dependent impaired loans, respectively.
The collateral-dependent loans at December 31, 2025 consisted of $38.2 million of commercial real estate loans, $9.0 million of owner-occupied commercial real estate loans, $13.3 million of acquisition, construction & development loans, $4.4 million of commercial & industrial loans, and $3.8 million of single family residential loans. The collateral-dependent loans at December 31, 2024 consisted of $19.9 million of commercial real estate loans, $1.8 million of owner-occupied commercial real estate loans, $904.0 thousand of acquisition, construction & development loans, $1.3 million of commercial & industrial loans, and $4.3 million of single family residential loans. For the years ended December 31, 2025 and December 31, 2024, there were no significant deterioration or changes in the collateral securing these loans.

Note 4— Allowance for Credit Losses (continued)
The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of December 31, 2025 and December 31, 2024 (in thousands).

	Collateral Dependent Loans
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2025
Commercial real estate	$14,316	$3,939	$23,857	$38,173	$3,939
Owner-occupied commercial real estate	—	—	8,987	8,987	—
Acquisition, construction & development	4,071	1,431	9,276	13,347	1,431
Commercial & industrial	4,440	4,227	—	4,440	4,227
Single family residential (1-4 units)	258	35	3,516	3,774	35
Consumer non-real estate and other	—	—	—	—	—
Total	$23,085	$9,632	$45,636	$68,721	$9,632

	Collateral Dependent Loans
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2024
Commercial real estate	$7,459	$4,791	$12,439	$19,898	$4,791
Owner-occupied commercial real estate	—	—	1,833	1,833	—
Acquisition, construction & development	535	303	369	904	303
Commercial & industrial	983	734	348	1,331	734
Single family residential (1-4 units)	898	26	3,408	4,306	26
Consumer non-real estate and other	—	—	—	—	—
Total	$9,875	$5,854	$18,397	$28,272	$5,854

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

Note 4— Allowance for Credit Losses (continued)
in ASC 310-20 - Receivables — Nonrefundable Fees and Other Costs, and subjects entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. Upon adoption of CECL, the Company loans classified as TDRs were individually evaluated for the ACL, and the measurement was done either using the collateral-dependent or the discounted cash flow method.
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the years ended December 31, 2025 and December 31, 2024 the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
Other Real Estate Owned
Real estate owned activity was as follows for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$2,783	$—
Loans acquired/transferred to real estate owned	259	3,541
Capital expenditures	—	—
Write-downs	(195)	—
Sales of real estate owned	(158)	(758)

End of period balance	$2,689	$2,783

Note 5— Premises and Equipment
Premises and equipment are included in the Balance Sheet at December 31, 2025, and December 31, 2024, were as follows (in thousands):

	December 31, 2025	December 31, 2024
Cost:
Land	$31,822	$29,654
Premises	107,228	111,415
Furniture and equipment	23,154	29,257
	162,204	170,326

Less:
Accumulated depreciation	(25,395)	(38,056)

Total	$136,809	$132,270
Depreciation and amortization (e.g., leasehold improvements) expense for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 was $6.9 million, $5.9 million, and $2.9 million, respectively.
In 2025, 2024, and 2023, the Company sold or disposed of premises that resulted in a loss of $225.1 thousand, a loss of $2.2 million, and a loss of $36.6 thousand, respectively, that is captured in other operating expenses on the Consolidated Statements of Income.

Note 6— Deposits
The aggregate amount of time deposits that meet or exceed the FDIC Insurance limit of $250,000, was approximately $295.4 million and $284.4 million on December 31, 2025, and December 31, 2024, respectively. Brokered time deposits, which are fully insured, totaled $64.4 million and $244.8 million at December 31, 2025, and December 31, 2024, respectively. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $22.4 million at December 31, 2025, compared to $35.7 million at December 31, 2024.
At December 31, 2025, the scheduled maturities of brokered deposits and time deposits for the next five years, and for the years thereafter, were as follows (in thousands):

Years ending December 31,
2026	$1,018,237
2027	26,619
2028	10,387
2029	6,177
2030	5,583
Thereafter	5,073
Total	$1,072,076
At December 31, 2025, and December 31, 2024, amounts included in time deposits for individual retirement accounts totaled $111.2 million and $118.9 million, respectively.
Overdrafts of $0.7 million and $1.6 million were reclassified to loans as of the year ended December 31, 2025, and December 31, 2024, respectively.
Note 7— Borrowed Funds
Short-term borrowings
The Company had borrowings of $450.0 million and $365.0 million at December 31, 2025, and December 31, 2024, respectively. At December 31, 2025, the interest rate on this debt was 3.75%. At December 31, 2024, the interest rate on this debt ranged from 4.43% to 4.57%. The average balance outstanding during 2025 and 2024 was $422.1 million and $422.5 million, respectively. The Company has a finance lease liability that is not included in these balances - See Note 11 — Leased Property for a discussion of this liability that is included in the accrued interest and other liabilities line in the Consolidated Balance Sheets.
The Company has available lines of credit with the Federal Reserve Bank of Richmond, such as the Borrower-In-Custody program, the FHLB of Atlanta, and unsecured federal funds lines of credit from correspondent banking relationships. Through these sources, the Company has unused borrowing capacity of $4.6 billion as of December 31, 2025. The advances on credit lines are secured by both securities and loans. The lendable collateral value of securities and loans pledged against available lines of credit as of December 31, 2025, and December 31, 2024, was $3.2 billion and $3.1 billion, respectively. As of December 31, 2025, all of the Company’s borrowings will mature within one calendar year.
The contractual maturities of these borrowings as of December 31, 2025, are as follows (in thousands):

Due in 2026	$450,000
Total	$450,000

Note 7— Borrowed Funds (continued)
Long-term borrowings
Subordinated Debentures
As part of the Summit merger, Burke & Herbert assumed $75 million of subordinated debentures, with a fair value of $61.5 million with a $13.5 million discount being amortized into interest expense over the stated maturity. As of December 31, 2025, the net balance was $70.2 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced 20% each year until maturity. The subordinated debentures were issued in the fourth quarter of 2021 and bear interest at a fixed rate of 3.25% per year, from acquisition date to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including, December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was fourth quarter 2021.
Through the merger with Summit, Burke & Herbert also assumed $30 million of subordinated debentures with fair value of $29.8 million with a $0.2 million discount being amortized into interest expense over the stated maturity. This subordinated debt qualified as Tier 2 capital under Federal Reserve Board guidelines, until the debt was within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital would have been reduced by 20% each year until its maturity. The subordinated debentures were issued on September 22, 2020, had a 10-year term, and generally were not prepayable by us within the first 5 years from issuance, absent specific events. This subordinated debt bore interest at a fixed rate of 5.00% per year from the date of assumption to, but excluding, September 30, 2025, payable quarterly in arrears. On September 30, 2025, the Company redeemed all $30 million aggregate principal amount of this subordinated debt. The redemption was made pursuant to the optional redemption provisions set forth in the indenture, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date. The redemption was funded with available cash in the form of a dividend from the Bank.
Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
As part of the Summit merger, Burke & Herbert became the sponsor for SFG Capital Trust I, SFG Capital Trust II, and SFG Capital Trust III. For each of these trusts, 100% of the common equity is owned by us. SFG Capital Trust I issued $3.5 million in capital securities and $109 thousand in common securities and invested the proceeds in $3.6 million of debentures, which were assumed by Burke & Herbert in the Summit merger. SFG Capital Trust II issued $7.5 million in capital securities and $232 thousand in common securities and invested the proceeds in $7.7 million of debentures, which were assumed by Burke & Herbert in the Summit merger. SFG Capital Trust III issued $8 million in capital securities and $248 thousand in common securities and invested the proceeds in $8.3 million of debentures, which were assumed by Burke & Herbert in the Summit merger. Distributions on the capital securities issued by the trusts are payable quarterly at a variable rate equal to three-month term SOFR plus 345 basis points for SFG Capital Trust I, three-month term SOFR plus 280 basis points for SFG Capital Trust II, and three-month term SOFR plus 145 basis points for SFG Capital Trust III, and equals the interest rate earned on the debentures held by the trusts and is recorded as interest expense by us. The capital securities are subject to mandatory redemption in whole, or in part, upon repayment of the debentures. We have entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of the guarantee. The debentures of each Capital Trust are redeemable by us quarterly.
The capital securities issued by SFG Capital Trust I, SFG Capital Trust II, and SFG Capital Trust III qualify as Tier 1 capital under the Federal Reserve guidelines. In accordance with these Guidelines, trust preferred securities

Note 7— Borrowed Funds (continued)
are limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital.
The remaining maturities of subordinated debentures as of December 31, 2025, are as follows (in thousands):

	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
2026	$—	$—
2027	—	—
2028	—	—
2029	—	—
2030	—	—
Thereafter	75,000	19,589
Total	$75,000	$19,589
Note 8— Income Taxes
The components of applicable income tax expense (benefit) from continuing operations for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, were as follows (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Current Expense:
Federal	$11,502	$4,464	$3,592
State	2,858	1,233	230
	$14,360	$5,697	$3,822

Deferred Expense (Benefit):
Federal	$12,899	$(1,181)	$(1,422)
State	373	(326)	(31)
	$13,272	$(1,507)	$(1,453)

Total	$27,632	$4,190	$2,369
The Company did not have any income tax expense or operations in foreign jurisdictions for the years presented.

Note 8— Income Taxes (continued)
The components of the effective tax rate: amount (in thousands), and percent, for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 were as follows:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax	$30,437	21.0%	$8,379	21.0%	$5,263	21.0%
State and local income tax, net of federal benefit (1)	2,552	1.8	716	1.8	157	0.6
Tax credits (2)
Low income housing tax credits, net amortization	(1,162)	(0.8)	(3,619)	(9.1)	(1,840)	(7.3)
Nontaxable or nondeductible items
Benefit of tax exempt income	(3,455)	(2.4)	(1,143)	(2.9)	(363)	(1.4)
Nontaxable income from company owned life insurance	(1,718)	(1.2)	(991)	(2.5)	(604)	(2.4)
Merger expense	186	0.1	280	0.7	382	1.5
Nondeductible compensation	744	0.5	530	1.3	—	—
Other, net	283	0.3	272	0.8	(602)	(2.4)
Other adjustments	(235)	(0.2)	(234)	(0.6)	(24)	(0.1)
Total	$27,632	19.1%	$4,190	10.5%	$2,369	9.5%
(1)State taxes in West Virginia and Maryland make up the majority (greater than 50%) of the tax effect in this category for 2025 and 2024. State taxes in Maryland made up the majority of the tax effect in this category for 2023.
(2)The tax credits category includes the effects of proportional amortization and other tax benefits.

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
The Company follows accounting guidance related to accounting for uncertainty in income taxes. The Company’s policy is to account for interest and penalties as a component of income tax expense. The Company is no longer subject to examination by federal, state, and local taxing authorities for years before January 1, 2022.
Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured for tax purposes. Deferred tax assets and liabilities

Note 8— Income Taxes (continued)
represent the future tax return consequences of temporary differences, which will either be taxable or deductible when the related assets and liabilities are recovered or settled.
The net deferred tax amounts in the accompanying Consolidated Balance Sheets include the following components (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Provision for credit losses	$16,096	$16,387
Lease liability	4,278	3,914
Compensation accruals	12,799	10,714
Partnership investments	2,718	2,587
Purchase accounting adjustments	25,593	35,497
Unrealized losses on securities available-for-sale	16,301	26,627
Tax credit carryforward	—	9,777
Other	974	630
Total deferred tax asset	$78,759	$106,133

Deferred tax liabilities:
Tax over book depreciation	$(6,014)	$(6,003)
Pension accrual	(415)	(458)
Unrealized gains on interest rate swaps	(881)	(833)
Purchase accounting adjustments	(11,735)	(16,588)
Right of use asset	(4,055)	(3,757)
Mortgage servicing rights	(440)	(460)
Total deferred tax liability	$(23,540)	$(28,099)

Net deferred tax asset	$55,219	$78,034
Note 9— Defined Benefit Pension Plan
The Company provides pension benefits for eligible employees through a defined benefit pension plan. Employees hired prior to June 1, 2005 participate in the retirement plan on a non-contributing basis and were fully vested after five years of service.

Note 9— Defined Benefit Pension Plan (continued)
The following tables set forth the Plan’s status and related disclosures (in thousands):

	December 31, 2025	December 31, 2024
Changes in benefit obligation:
Benefit obligation at beginning of year	$28,600	$31,500
Service cost	400	445
Interest cost	1,550	1,456
Actuarial (gain) loss	779	(3,040)
Distributions	(1,587)	(1,761)
Benefit obligation at end of year	$29,742	$28,600

Change in plan assets:
Fair value of plan assets at beginning of year	$30,614	$33,181
Adjustment to beginning of year fair value	—	—
Actual return on plan assets	2,116	(806)
Employer contribution	—	—
Distributions	(1,587)	(1,761)
Fair value of plan assets at end of year	$31,143	$30,614

Funded status recognized as accrued pension cost	$1,401	$2,014

Amounts recognized in accumulated other comprehensive (income) loss:
Net loss	$5,058	$5,755
Deferred income tax benefit	(1,019)	(1,179)
Total amount recognized	$4,039	$4,576

Accumulated benefit obligation	$28,006	$26,930
At December 31, 2025, December 31, 2024, and December 31, 2023, the assumptions used to determine the pension benefit obligation were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Discount rate	5.42%	5.49%	4.80%
Rate of compensation increase	3.50	3.00	3.00

Note 9— Defined Benefit Pension Plan (continued)
Components of net periodic benefit cost and other amounts recognized in other comprehensive income (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Components of net periodic pension cost:
Service cost	$400	$445	$469
Interest cost	1,550	1,456	1,471
Expected return on plan assets	(1,035)	(1,115)	(879)
Amortization of prior service costs	—	—	—
Amortization of net loss	394	400	630
Net periodic pension costs	$1,309	$1,186	$1,691

Other changes recognized in other comprehensive (income) loss
Net loss	$(303)	$(1,118)	$(998)
Amortization of net loss	(394)	(400)	(630)
Deferred tax expense	160	349	342
Total recognized in accumulated other comprehensive (income) loss	$(537)	$(1,169)	$(1,286)

Total recognized in net periodic pension costs and other comprehensive loss	$772	$17	$405
For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the assumptions used to determine net periodic pension cost were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Discount rate	5.42%	5.49%	4.80%
Expected long-term rate of return on plan assets	4.00	4.00	3.75
Annual salary increase	3.50	3.00	3.00
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
The Company’s pension plan asset allocations at December 31, 2025, and December 31, 2024, were as follows:

	December 31, 2025	December 31, 2024
Equity securities	10.1%	9.9%
Debt securities & cash equivalents	89.9%	90.1%
Total	100.0%	100.0%

Note 9— Defined Benefit Pension Plan (continued)
As of December 31, 2025, and December 31, 2024, the fair value of plan assets was as follows (in thousands):

	December 31, 2025
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Cash and cash equivalents	$—	$—	$—	$—
Equity securities	—	3,137	—	3,137
Debt securities	—	28,006	—	28,006
Total pension assets	$—	$31,143	$—	$31,143

	December 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Cash and cash equivalents	$—	$—	$—	$—
Equity securities	—	3,040	—	3,040
Debt securities	—	27,574	—	27,574
Total pension assets	$—	$30,614	$—	$30,614
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
The Company does not expect to contribute to its pension plan in 2026.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Years ending December 31,
2026	$1,545
2027	1,545
2028	1,648
2029	1,694
2030	1,774
Following 5 years	9,875
Note 10— Other Post-Retirement Plans
Investment and Savings Plan
As of December 31, 2025, the Company maintained the 401(k) plans of both legacy Summit and Burke & Herbert. Under both of these plans, eligible employees may contribute a percentage of their compensation, and the Company matched a portion of the employee’s contribution based on the specific 401(k) plan. The contribution amounts matched by the Company depend on the 401(k) plan. The Company’s total contributions in 2025, 2024, and

Note 10— Other Post-Retirement Plans (continued)
2023 totaled $2.0 million, $1.7 million, and $1.0 million, respectively, which were included within pensions and other employee benefits on the Consolidated Statements of Income.
Other Retirement Plans
The Company has certain non-qualified Supplemental Executive Retirement Plans (“SERP”) with certain senior officers and directors, which provide participating officers with an income benefit payable at retirement age or death. For the year ended December 31, 2024, the Summit merger was completed, and the Company assumed additional SERP plans along with an acceleration of benefits as part of the Summit merger. Plan expenses for the years ending December 31, 2025, December 31, 2024, and December 31, 2023, amounted to $2.0 million, $3.7 million, and $522 thousand, respectively.
The Company has a deferred compensation plan (2021 Deferred Compensation Plan) for current directors and senior officers. The plan is funded with director fees and salary reductions which are placed in a trust account invested by the Company. The trust investments consist of equity investments, fixed income investments, and cash. The trust account balance totaled $1.5 million and $1.3 million at December 31, 2025, and December 31, 2024, respectively. This balance is included within other assets and is directly offset within accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. Amounts contributed to the trust and recorded as expense for the Company totaled $838 thousand, $541 thousand, and $341 thousand, respectively, in 2025, 2024 and 2023.
Note 11— Leased Property
Lessor Arrangements
The Company enters into operating leases with customers to lease vacant space in certain owned premises that are not being used by the Company. These operating leases are typically payable in monthly installments with terms ranging from around one year to around nine years and may contain renewal options.
The components of lease income, which is included in non-interest expense on the Consolidated Statements of Income, were as follows for the year ending (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease income	$2,810	$2,597	$2,301
Total lease income	$2,810	$2,597	$2,301
The remaining maturities of operating lease receivables as of December 31, 2025, are as follows (in thousands):

Operating Leases
2026	$2,640
2027	2,400
2028	2,330
2029	2,130
2030	1,585
Thereafter	1,370
Total lease receivables	$12,455
Lessee Arrangements
The Company has entered into leases for branches and office space. The leases are evaluated for whether the lease will be classified as either a finance or operating lease. Certain leases offer the option to extend the lease term, and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. Including renewal options, the Company’s leases range from less than one year to around thirteen years. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

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
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	December 31, 2025	December 31, 2024
Right-of-use assets:
Operating leases	Other assets	$14,096	$13,203
Finance leases	Other assets	3,795	3,312
Total right-of-use assets		$17,891	$16,515
Lease liabilities:
Operating leases	Other liabilities	$14,717	$13,586
Finance Leases	Other liabilities	4,158	3,620
Total lease liabilities		$18,875	$17,206
The components of total lease cost were as follows for the period ending (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Finance lease cost
Right-of-use asset amortization	$292	$285	$244
Interest expense	107	110	86
Operating lease cost	3,390	2,864	3,210
Total lease cost	$3,789	$3,259	$3,540
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of December 31, 2025, are as follows (in thousands):

	Operating Leases	Finance Leases
2026	$3,356	$426
2027	3,015	435
2028	2,451	444
2029	2,240	454
2030	1,680	463
Thereafter	4,862	2,764
Total undiscounted lease payments	17,604	4,986
Less: discount	(2,887)	(828)
Net lease liabilities	$14,717	$4,158

Note 11— Leased Property (continued)
The following table presents additional information about the Company’s leases as of December 31, 2025, and December 31, 2024.

Supplemental lease information (dollars in thousands)	December 31, 2025	December 31, 2024
Finance lease weighted average remaining lease term (years)	10.61	11.75
Finance lease weighted average discount rate	3.32%	3.06%
Operating lease weighted average remaining lease term (years)	6.66	6.84
Operating lease weighted average discount rate	4.64%	4.65%

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,189	$3,087
Operating cash flows from finance leases	107	110
Financing cash flows from finance leases	236	216
Right-of-use assets obtained in exchange for new finance lease liabilities	775	—
Right-of-use assets obtained in exchange for new operating lease liabilities	3,672	12,329
Note 12— Regulatory Capital Matters
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III Framework, an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of December 31, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” although these terms are not used to represent overall financial condition. If “adequately capitalized,” regulatory approval is required to accept brokered deposits. If “undercapitalized,” capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2025, and December 31, 2024, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action.”

Note 12— Regulatory Capital Matters (continued)
The table below presents the actual and required capital amounts and ratios for the Company and the Bank at December 31, 2025, and December 31, 2024 (in thousands except for ratios).

	Actual		Minimum Required Capital - Basel III		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Total Capital to risk-weighted assets
Consolidated	$1,004,898	16.17%	$652,648	≥ 10.5%	$621,570	N/A
Burke & Herbert Bank & Trust	986,269	15.92	650,649	≥ 10.5	619,665	≥ 10.0%
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	863,657	13.89	528,334	≥ 8.5	497,256	N/A
Burke & Herbert Bank & Trust	915,250	14.77	526,716	≥ 8.5	495,732	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	835,976	13.45	435,099	≥ 7.0	404,020	N/A
Burke & Herbert Bank & Trust	915,250	14.77	433,766	≥ 7.0	402,782	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	863,657	10.92	316,492	≥ 4.0	395,615	N/A
Burke & Herbert Bank & Trust	915,250	11.59	315,898	≥ 4.0	394,873	≥ 5.0

As of December 31, 2024
Total Capital to risk-weighted assets
Consolidated	$930,753	14.57%	$670,590	≥ 10.5%	$638,658	N/A
Burke & Herbert Bank & Trust	919,843	14.41	670,028	≥ 10.5	638,122	≥ 10.0%
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	763,842	11.96	542,859	≥ 8.5	510,926	N/A
Burke & Herbert Bank & Trust	847,804	13.29	542,404	≥ 8.5	510,498	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	736,416	11.53	447,060	≥ 7.0	415,127	N/A
Burke & Herbert Bank & Trust	847,804	13.29	446,686	≥ 7.0	414,779	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	736,416	9.80	311,904	≥ 4.0	389,880	N/A
Burke & Herbert Bank & Trust	847,804	10.88	311,616	≥4.0	389,520	≥5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2025, approximately $335.6 million of retained earnings was available for dividend declaration consistent with the Company’s capital plan.
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

Note 13— Derivatives (continued)
Cash flow hedges of interest rate risk
The Company’s objectives in using interest rate derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, caps, and floors as part of its risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2025, such derivatives were used to hedge the variable cash flows associated with variable-rate liabilities and assets.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. During the next twelve months, the Company estimates an additional $74.6 thousand will be reclassified as a reduction to interest expense.
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
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of December 31, 2025, and December 31, 2024 (in thousands):

	December 31, 2025
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$150,000	$273
Interest rate swaps related to cash flow hedges	Other liabilities	400,000	340

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$203,904	$2,331
Interest rate swaps related to customer loans	Other liabilities	203,904	2,331

	December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$250,000	$1,368
Interest rate swaps related to cash flow hedges	Other liabilities	50,000	165

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$99,899	$1,823
Interest rate swaps related to customer loans	Other liabilities	99,899	1,823

Note 13— Derivatives (continued)
The table below presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 (in thousands):

	December 31, 2025				December 31, 2025
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	854	854	—	Interest Expense	2,119	2,119	—
Total	$854	$854	$—		$2,119	$2,119	$—

	December 31, 2024				December 31, 2024
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(19)	$(19)	$—	Interest Income	$(611)	$(611)	$—
Interest Rate Products	4,021	4,021	—	Interest Expense	2,794	2,794	—
Total	$4,002	$4,002	$—		$2,183	$2,183	$—

	December 31, 2023				December 31, 2023
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$(329)	$(329)	$—	Interest Income	$(1,749)	$(1,749)	$—
Interest Rate Products	(29)	(29)	—	Interest Expense	—	—	—
Total	$(358)	$(358)	$—		$(1,749)	$(1,749)	$—

Note 13— Derivatives (continued)
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income as of December 31, 2025, December 31, 2024, and December 31, 2023 (in thousands).

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	December 31, 2025		December 31, 2024		December 31, 2023
	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded.	$160	$2,119	$(451)	$2,794	$(895)	$—
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedging items(1)	160	—	160	—	(1,025)	—
Derivatives designated as hedging instruments	—	—	—	—	1,879	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	—	2,119	(611)	2,794	(1,749)	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	—
Amount of Gain or (Loss) Reclassified from AOCI into Income - Included Component	—	2,119	(611)	2,794	(1,749)	—
Amount of Gain or (Loss) Reclassified from AOCI into Income - Excluded Component	—	—	—	—	—	—
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
Credit-risk-related Contingent Features
As of December 31, 2025, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $340 thousand. As of December 31, 2024, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $165 thousand. As of December 31, 2025, and as of December 31, 2024, the Company has posted the full amount of collateral related to these agreements.
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

Note 14— Commitments and Contingencies (continued)
A summary of the contractual amounts of the Company’s financial instruments outstanding at December 31, 2025, and December 31, 2024, is as follows (in thousands):

	December 31, 2025	December 31, 2024
Commitments to extend credit	$970,255	$969,317
Commercial letters of credit	23,959	13,333
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
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a recapture of credit losses on unfunded commitments of $0.8 million for the year ended December 31, 2025 and a provision for $3.7 million for the year ended December 31, 2024. The ACL on off-balance-sheet credit exposures totaled $3.2 million as of December 31, 2025, and $4.0 million as of December 31, 2024 and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
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
Aggregate loan balances with related parties were as follows (in thousands):

December 31, 2025
Balance, beginning	$157,292
New loans	13,601
Effect of changes in composition of related parties	(8)
Repayments	(7,861)
Balance, ending	$163,024
None of the loans are past due, on non-accrual status, or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2025, or December 31, 2024. As of December 31, 2025, the ending balance of $163.0 million includes $12.6 million of undrawn credit line availability.
Deposits from related parties at years ended December 31, 2025, and December 31, 2024, were $132.3 million and $156.8 million.

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
Equity Investments
Equity investments are recorded at fair value on a recurring basis, with changes in fair value reported in net income. Through the Summit merger, we acquired an investment in an S&P 500 index mutual fund that is traded on an exchange, and we classify it as Level 2 as of December 31, 2025.
Through the Summit merger, we acquired perpetual preferred stock of a bank holding company issued in October 2022 in a private offering. The perpetual preferred stock does not trade on an exchange or in an active over-the-counter market; therefore, we estimate its fair value using the present value of its future cash flows using observed discount rates of similar publicly-traded securities, adjusted for a liquidity premium. We classify the perpetual preferred stock as Level 2.
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

Note 16— Fair Value Measurements (continued)
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$150,124	$—	$—	$150,124
Obligations of state and municipalities	—	922,574	—	922,574
Residential mortgage backed - agency	—	55,385	—	55,385
Residential mortgage backed - non-agency	—	218,092	—	218,092
Commercial mortgage backed - agency	—	73,896	—	73,896
Commercial mortgage backed - non-agency	—	111,109	—	111,109
Asset backed	—	53,466	—	53,466
Other	—	31,308	—	31,308
Total investment securities available-for-sale	$150,124	$1,465,830	$—	$1,615,954

Loans held-for-sale, at fair value	$—	$365	$—	$365

Equity investments	$—	$14,201	$—	$14,201

Derivatives	$—	$2,604	$—	$2,604

Financial liabilities
Derivatives	$—	$2,671	$—	$2,671

Note 16— Fair Value Measurements (continued)

	Fair Value Measurements at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$149,127	$—	$—	$149,127
Obligations of state and municipalities	—	698,724	—	698,724
Residential mortgage backed - agency	—	53,186	—	53,186
Residential mortgage backed - non-agency	—	247,876	—	247,876
Commercial mortgage backed - agency	—	33,071	—	33,071
Commercial mortgage backed - non-agency	—	154,511	—	154,511
Asset backed	—	64,056	—	64,056
Other	—	31,820	—	31,820
Total investment securities available-for-sale	$149,127	$1,283,244	$—	$1,432,371

Loans held-for-sale, at fair value	$—	$2,331	$—	$2,331

Equity investments	$—	$12,407	$—	$12,407

Derivatives	$—	$3,191	$—	$3,191

Financial liabilities
Derivatives	$—	$1,988	$—	$1,988
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

Note 16— Fair Value Measurements (continued)
Upon foreclosure, any fair value adjustment is charged against the allowance for credit losses on loans. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense in the Consolidated Statements of Income.
Assets that were measured at fair value on a non-recurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at December 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$10,377	$10,377
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	2,640	2,640
Commercial & industrial	—	—	213	213
Single family residential	—	—	223	223
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,689	2,689

	Fair Value Measurements at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$2,668	$2,668
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	232	232
Commercial & industrial	—	—	249	249
Single family residential	—	—	872	872
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,783	2,783
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at December 31, 2025, and December 31, 2024 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range
December 31, 2025
Collateral dependent loans	$13,453	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,689	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs

December 31, 2024
Collateral dependent loans	$4,021	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,783	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs

Note 16— Fair Value Measurements (continued)
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at December 31, 2025, and December 31, 2024, were as follows (in thousands):

		Fair Value Measurements at December 31, 2025 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$53,497	$53,497	$—	$—	$53,497
Interest-bearing deposits with banks	235,630	235,630	—	—	235,630
Loans, net	5,319,853	—	—	5,284,210	5,284,210
Accrued interest	35,442	—	35,442	—	35,442

Financial liabilities
Non-interest-bearing	$1,336,380	$—	$1,336,380	$—	$1,336,380
Interest-bearing	5,067,561	—	5,062,925	—	5,062,925
Short-term borrowings	450,000	—	450,005	—	450,005
Subordinated debentures, net	70,222	—	70,800	—	70,800
Subordinated debentures owed to unconsolidated subsidiary trusts	17,268	—	16,494	—	16,494
Accrued interest	4,447	—	4,447	—	4,447

		Fair Value Measurements at December 31, 2024 Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$35,554	$35,554	$—	$—	$35,554
Interest-bearing deposits with banks	99,760	99,760	—	—	99,760
Loans, net	5,604,196	—	—	5,465,772	5,465,772
Accrued interest	34,454	—	34,454	—	34,454

Financial liabilities
Non-interest-bearing	$1,379,940	$—	$1,379,940	$—	$1,379,940
Interest-bearing	5,135,299	—	5,126,423	—	5,126,423
Short-term borrowings	365,000	—	364,985	—	364,985
Subordinated debentures, net	94,872	—	91,760	—	91,760
Subordinated debentures owed to unconsolidated subsidiary trusts	17,013	—	14,587	—	14,587
Accrued interest	6,157	—	6,157	—	6,157
Note 17— Common Stock Transactions
In 2025, the Company reissued zero shares of treasury stock to satisfy the vesting of RSUs and SARs. No other purchase or sale of the Company’s Common Stock occurred in 2025.
In 2024, the Company reissued zero shares of treasury stock to satisfy the vesting of RSUs. No other purchase or sale of the Company’s Common Stock occurred in 2024.
During 2023, the Company reissued 2,950 shares of treasury stock to satisfy the vesting of RSUs. No other purchase or sale of the Company’s Common Stock occurred in 2023.

Note 17— Common Stock Transactions (continued)
During 2025, 2024, and 2023, the Company declared and paid cash dividends of $2.20, $2.14, and $2.12 per share, respectively.
Note 18— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ending December 31, 2025, December 31, 2024, and December 31, 2023 (in thousands):

	December 31, 2025
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$911	$(92,055)	$(4,576)	$(95,720)
Net unrealized gains (losses)	659	37,434	—	38,093
Less: net realized (gains) losses reclassified to earnings	(1,634)	(236)	—	(1,870)
Net change in pension plan benefits	—	—	537	537
Ending Balance	$(64)	$(54,857)	$(4,039)	$(58,960)

	December 31, 2024
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(490)	$(97,259)	$(5,745)	$(103,494)
Net unrealized gains (losses)	3,082	6,372	—	9,454
Less: net realized (gains) losses reclassified to earnings	(1,681)	(1,168)	—	(2,849)
Net change in pension plan benefits	—	—	1,169	1,169
Ending Balance	$911	$(92,055)	$(4,576)	$(95,720)

	December 31, 2023
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(1,589)	$(130,875)	$(7,031)	$(139,495)
Net unrealized gains (losses)	(283)	32,718	—	32,435
Less: net realized (gains) losses reclassified to earnings	1,382	898	—	2,280
Net change in pension plan benefits	—	—	1,286	1,286
Ending Balance	$(490)	$(97,259)	$(5,745)	$(103,494)

Note 18— Accumulated Other Comprehensive Income (Loss) (continued)
The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ending December 31, 2025, December 31, 2024, and December 31, 2023 (in thousands).

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statements of Income
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flow hedges:
Interest rate contracts	$—	$(611)	$(1,749)	Interest income
Interest rate contracts	2,119	2,794	—	Interest expense
Tax effect	(485)	(502)	367	Income tax expense (benefit)
Net of Tax	$1,634	$1,681	$(1,382)

Available-for-sale securities:
Realized gains (losses) on securities	$147	$1,357	$(112)	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	160	160	(1,025)	Interest income
Tax effect	(71)	(349)	239	Income tax expense (benefit)
Net of Tax	$236	$1,168	$(898)

Defined benefit pension plan:
Amortization of actuarial gain / (loss)	$(697)	$(1,518)	$(1,628)	Pension and other employee benefits
Tax effect	160	349	342	Income tax expense (benefit)
Net of Tax	$(537)	$(1,169)	$(1,286)

Total reclassifications, net of tax	$1,333	$1,680	$(3,566)	Net income
Note: The Defined benefit pension plan items are included in the computation of net periodic pension cost. See Note 9 — Defined Benefit Pension Plan, for additional information.

Note 19— Parent Company Financial Information
The following tables summarize condensed financial statements for Burke & Herbert Financial Services Corp., which commenced operations as a holding company on October 1, 2022, as of and for the years ended December 31, 2025, and December 31, 2024 (in thousands):

Parent Company Only Condensed Balance Sheet	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$7,674	$8,320
Investment in banking subsidiary	924,099	833,630
Other assets	18,454	5,920
Total assets	$950,227	$847,870

Liabilities
Subordinated debentures, net	70,222	94,872
Subordinated debentures owed to unconsolidated subsidiary trusts	17,268	17,013
Accrued expenses and other liabilities	$8,088	$5,828
Total liabilities	95,578	117,713

Total Shareholders’ Equity	854,649	730,157
Total Liabilities and Shareholders’ Equity	$950,227	$847,870

Parent Company Only Condensed Statement of Income	December 31, 2025	December 31, 2024
Income
Dividends from bank subsidiary	$77,375	$23,869
All other income	406	—
Total Income	77,781	23,869

Expense
Salaries and employee benefits	6,419	6,949
Interest expense	8,913	7,412
Other operating expenses	4,778	7,863
Total Expense	20,110	22,224

Income before income tax and equity in undistributed income of subsidiaries	57,671	1,645
Income tax benefit	3,936	4,718
Income before equity in undistributed income of subsidiaries	61,607	6,363
Equity in undistributed earnings of subsidiary	55,699	29,345
Net Income	117,306	35,708
Preferred stock dividends	900	675
Net income applicable to common shares	$116,406	$35,033

Note 19— Parent Company Financial Information (continued)

Parent Company Only Condensed Statement of Cash Flows	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
Net income	$117,306	$35,708
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(55,699)	(29,345)
Share-based compensation	4,777	2,879
Deferred income taxes	(1,934)	(773)
Net change in other assets	(2,206)	24,446
Net change in other liabilities	319	3,498
Net cash flows provided by operating activities	$62,563	$36,413

Cash Flows from Investing Activities	—	—

Net cash (used in) provided by investing activities	$—	$—

Cash Flows from Financing Activities
Proceeds from employee stock purchase program	679	259
Dividends paid	(33,918)	(28,636)
Repayment of subordinated debt	(30,000)	—
Common stock transactions	30	—

Net cash (used in) financing activities	$(63,209)	$(28,377)

Increase in cash and cash equivalents	$(646)	$8,036

Cash and cash equivalents
Beginning of the year	$8,320	$284
End of the year	7,674	8,320

Note 20— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for years ended December 31, 2025, December 31, 2024, and December 31, 2023, is as follows (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Historic tax credit amortization	$1,741	$2,526	$2,526
IT related	1,712	2,835	1,961
Consultant fees	3,808	8,510	3,082
Directors' fees	1,622	1,991	1,918
Audit expense	1,373	1,905	1,124
Legal expense	2,315	2,131	2,245
Virginia franchise tax	3,105	2,487	2,601
Marketing expense	1,908	1,894	459
Donation expense	144	6,157	89
Other	21,395	18,184	5,455
Total	$39,123	$48,620	$21,460
The Company incurred merger-related expenses of $1.0 million and $17.0 million for the year ended December 31, 2025, and December 31, 2024, respectively. These expenses are included in the consultant fees, audit fees, legal expense, donation, and other line items detailed in other operating expenses.
Note 21— Qualified Affordable Housing Project and Historic Tax Investments
The Company invests in qualified affordable housing projects. At December 31, 2025, and December 31, 2024, the balance of the investment for qualified affordable housing projects was $29.5 million and $23.2 million, respectively. These balances are reflected in the other assets line on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $41.4 million and $7.6 million at December 31, 2025, and December 31, 2024, respectively. The Company expects to fulfill the majority of these commitments by 2027.
During the year ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company recognized amortization expense of $7.0 million, $5.4 million, and $5.6 million, respectively, which $5.2 million, $2.9 million, and $3.1 million, respectively, qualified for the proportional amortization method and was included in income tax expense on the Consolidated Statements of Income.
During the year ended December 31, 2025, December 31, 2024, and December 31, 2023, $1.7 million, $2.5 million, and $2.5 million, respectively, was included in other non-interest expense on the Consolidated Statements of Income related to historic tax credit investments that do not qualify for the proportional amortization method.
Note 22— Revenue from Contracts with Customers
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. ASC 606 is applicable to non-interest revenue streams, such as trust and wealth management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions.

Note 22— Revenue from Contracts with Customers (continued)
The following table presents the components of non-interest income for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Service charges and fees(1)
Deposit related fees	$7,815	$6,575	$2,410
Wire fees	376	480	350
Other fees	6	144	86
Fiduciary and wealth management(1)
Trust fees	6,122	4,919	3,074
Advisory fees	2,677	2,385	1,866
Other fees	1,656	1,107	414
Net gains (losses) on securities(2)	147	1,357	(112)
Income from life insurance(2)	8,130	4,686	2,844
Bank debit and other card revenue(1)	12,264	9,772	4,922
Other non-interest income(1)
Safety deposit fees	510	441	359
Servicing release premium	297	484	138
Customer loan swap fees	731	556	414
Investor servicing income	492	345	—
Letter of credit fees	465	364	89
Unfunded commitment purchase accounting adjustment(2)	156	547	—
Other non-interest(3)	4,266	1,102	455
Total non-interest income	$46,110	$35,264	$17,309
__________________
(1)Income within the scope of ASC 606 - Revenue Recognition
(2)Income excluded from the scope of ASC 606 - Revenue Recognition
.
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
Bank debit and other card revenue
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
Other non-interest income
Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. The Company earns a servicing release premium for residential loans sold with servicing released to third-party investors. In some cases, the Company will retain servicing and that will result in investor servicing income being recognized monthly as interest payments are collected from the borrower. Other items captured within this category are recognized at a point in time such as letter of credit fees.
Part of the Summit merger resulted in the Company recognizing a liability for the unfunded commitments that were assumed as part of the transaction. As these commitments mature, the Company reduces this liability that is recorded, within “Accrued Interest and Other Liabilities” on the Consolidated Balance Sheets, and records non-interest income.
Note 23— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards, subject to approval. Total compensation expense that has been charged against income for restricted stock unit awards granted was $4.6 million, $2.9 million, and $2.4 million for 2025, 2024, and 2023, respectively. The total income tax benefit was $1.1 million, $605 thousand, and $506 thousand for 2025, 2024, and 2023, respectively.
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
2023 Stock Incentive Plan
In 2023, a new stock incentive plan (“2023 SIP”) was approved by the Board and shareholders. Upon the plan’s shareholder approval date of March 30, 2023, no further share-based awards have been issued under the 2019 SIP. The 2023 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2023 SIP authorized the issuance of 250,000 shares, subject to an annual increase in available shares and shares recycled from the 2019 SIP that were cancelled. Based on our shares outstanding as of December 31, 2024, and awards that were recycled from the 2019 SIP, the total shares authorized for issuance under the plan as of December 31, 2025 was 474,578.

Note 23— Share-Based Compensation (continued)
A total of 96,287, 100,665, and 25,705 shares were issued in 2025, 2024, and 2023, respectively.
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
The following is a summary of all the Company’s RSU awards issued under both the 2019 SIP and 2023 SIP:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2025	134,202	$57.67
Granted	96,287	58.15
Vested	(47,853)	52.25
Forfeited	(1,787)	50.99
Non-vested at December 31, 2025	180,849	$59.43
As of December 31, 2025, there was $6.0 million of total unrecognized compensation costs related to non-vested shares granted under the 2019 SIP and 2023 SIP. The cost is expected to be recognized over a weighted average period of 1.11 years.
2023 Employee Stock Purchase Plan
In 2023, a new employee stock purchase plan (“2023 ESPP”) was approved by the Board and shareholders. Upon the 2023 ESPP’s shareholder approval date of March 30, 2023, the 2023 ESPP reserved 250,000 shares of common stock for issuance to employees, subject to an annual increase in reserved shares. At December 31, 2025, total shares authorized for issuance were 473,978 and 449,082 shares were available to be issued. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each semi-annual offering period. The first semi-annual offering period began on September 1, 2023 and the current semi-annual offering period began on September 1, 2025. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 15% of their annual salary.
The following table presents information for the 2023 ESPP for the year ended December 31, 2025.

December 31, 2025
Shares purchased	12,839
Weighted average price of shares purchased	$53.01
Compensation expense recognized (in 000's)	186.4
Stock Appreciation Rights (“SAR”)
Upon completion of the Summit merger and as a part of the Summit merger agreement, the Company assumed SAR awards that had been issued to existing employees that would continue with the same terms and conditions

Note 23— Share-Based Compensation (continued)
adjusted for the exchange ratio of 0.5043. As part of the Summit merger, a significant portion of SAR awards accelerated their vesting and thus did not require any future service component. Management used the Black-Scholes option-pricing model to fair value these accelerated SAR awards and included this value as part of the purchase price consideration discussed in Note 25 - Business Combination.
The Company also used the Black-Scholes option-pricing model to fair value the non-accelerated SAR awards that were not fully vested. The SAR awards that have been assumed by the Company were issued in 2019, 2021, and 2023, and these SAR awards become exercisable ratably over 7 years (14.3% per year) and contractually expire 10 years after the grant date.
Upon completion of the Summit merger, the Company determined the fair value per SAR using the following assumptions:

	2019 SAR	2021 SAR	2023 SAR
# of years to full vesting	7 years	7 years	7 years
Fair value	$14.89	$16.92	$14.56
Risk-free interest rate	4.51%	4.32%	4.14%
Expected dividend yield	3.95%	3.95%	3.95%
Expected common stock volatility	32.56%	32.56%	32.56%
Expected contractual life (in years)	4.77	7.20	8.77
A summary of SAR and option activity during the year ended December 31, 2025, is as follows:

			Weighted Average
Dollars in thousands, except per share information	SARs	Aggregate Fair Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2024	223,873	$2,862	5.44	$46.87
Granted (or acquired)	—	—	—	—
Exercised	(34,920)	(841)	—	38.21
Forfeited	(4,234)	(41)	—	48.32
Expired	—	—	—	—
Outstanding, December 31, 2025	184,719	$1,980	4.84	$48.48

Exercisable SARs:
At December 31, 2025	156,427	2,188	4.55	48.32
The total fair value of SARs exercised was $841.0 thousand during the year ended December 31, 2025. The total fair value of SARs vested was $126.1 thousand during the year ended December 31, 2025. As of December 31, 2025, there was $326.3 thousand of total unrecognized compensation costs related to non-vested SARs acquired through the Summit merger. The cost is expected to be recognized over a weighted average period of 1.84 years.
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

	December 31, 2025	December 31, 2024	December 31, 2023
Net income applicable to common shares (in thousands)	$116,406	$35,033	$22,692

Weighted average number of shares	15,006,614	12,393,677	7,428,042
Options effect of dilutive shares	67,245	48,154	78,813
Weighted average dilutive shares	15,073,859	12,441,831	7,506,855

Basic earnings per common share	$7.76	$2.83	$3.05
Diluted earnings per common share	7.72	2.82	3.02
Stock awards equivalent to 25,679 shares, 67,882 shares, and 503 shares of Common Stock were not considered in computing diluted earnings per common share for 2025, 2024, and 2023, respectively, because they were antidilutive.
Note 25— Business Combination
Effective on May 3, 2024, Burke & Herbert completed its merger with Summit.
In the Summit merger, holders of Summit common stock outstanding at the effective time of the merger received 0.5043 shares of Burke & Herbert Common Stock for each share of Summit common stock they owned, subject to the payment of cash in lieu of fractional shares. The total aggregate consideration payable in the Summit merger was approximately 7,405,772 shares of Burke & Herbert Common Stock. Additionally, each share of Summit’s 6.0% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series 2021 issued and outstanding was converted into the right to receive a share of Burke & Herbert Series 2021 Preferred Stock.
We accounted for the Summit merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the assets and liabilities of Summit were recorded at their respective fair values on the date of completion of the Summit merger. The fair values of assets and liabilities are subject to refinement for up to one year after the acquisition date if any additional information relative to the acquisition date fair values becomes available. We recognized goodwill of $34.1 million in connection with the acquisition, which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The goodwill arising from the transaction is not deductible for tax purposes and consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. The fair values of assets and liabilities are subject to refinement for up to one year after the acquisition date if any additional information relative to the acquisition date fair values becomes available. This one year period expired during the quarter ending June 30, 2025. The following table summarizes adjustments to goodwill subsequent to December 31, 2024 (in thousands):

Changes in Goodwill	Goodwill
Balance at December 31, 2024	$32,783
Adjustment to goodwill acquired in conjunction with the acquisition of Summit	1,366
Balance at June 30, 2025	$34,149
The adjustment to goodwill resulted in additional review of deferred tax asset and other compensation plan estimates that were established during the Summit merger and disclosed in the tables below.
The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 7 years using an accelerated method which

Note 25— Business Combination (continued)
approximates the estimated run-off of the acquired deposits. The fair value of intangible assets related to core deposits was $68.8 million on the date of acquisition.
The fair value of purchased financial assets with credit deterioration was $380.8 million on the date of the acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $442.3 million. After the Summit merger, all of the securities, held-to-maturity, were reclassified as available-for-sale.
The following table details the total consideration paid for Summit on May 3, 2024, the fair values of the assets acquired and liabilities assumed and the resulting goodwill at the acquisition date.

($ in thousands, except share information)
Consideration	May 3, 2024
Common stock of Summit Financial Group, Inc.	14,686,738
Exchange ratio	0.5043
Expected Burke & Herbert common stock to be issued	7,406,522
Actual Burke & Herbert common stock issued	7,405,772
Fractional common stock to be paid in cash	750

Actual Burke & Herbert common stock issued	7,405,772
Price per share of Burke & Herbert common stock issued	$51.67
Purchase price consideration for common stock issued	$382,656

Fractional common stock to be paid in cash	750
Average 10 day closing price used to pay fractional common stock	$53.66
Cash paid for fractional shares	$40
Implied value of stock appreciation rights ("SARs") and restricted stock units	4,336
Fair value of preferred stock issued by Burke & Herbert	10,413
Fully diluted transaction value	397,445

Goodwill	$34,149

Note 25— Business Combination (continued)

	As Recorded	Estimated	Estimated
	by Summit	Fair Value	Fair Value
($ in thousands)	May 3, 2024	Adjustments	May 3, 2024
Total purchase price consideration			$397,445
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and equivalents	$53,357	$—	$53,357
Securities, available-for-sale, at fair value	491,608	—	491,608
Securities, held-to-maturity, at amortized cost	93,573	(7,430)	86,143
Equity and other investments	36,085	—	36,085
Loans, gross	3,707,940	(153,306)	3,554,634
Allowance for credit losses	(49,471)	25,991	(23,480)
Loans, net of allowance	3,658,469	(127,315)	3,531,154
Premises and equipment, net	62,255	13,276	75,531
Accrued interest receivable	19,610	—	19,610
Company-owned life insurance	86,363	—	86,363
Goodwill and intangibles	73,144	(4,384)	68,760
Other assets	43,169	11,263	54,432
Total identifiable assets acquired	4,617,633	(114,590)	4,503,043

Deposits	3,704,072	(7,136)	3,696,936
Borrowings	283,398	—	283,398
Subordinated debentures and trust preferred securities	123,533	(16,466)	107,067
Unfunded reserve liability	6,692	(3,190)	3,502
Accrued interest and other liabilities	47,537	1,307	48,844
Total liabilities	4,165,232	(25,485)	4,139,747
Total identifiable net assets	$452,401	$(89,105)	$363,296

Goodwill			$34,149

Note 26— Goodwill and Other Intangible Assets
The following table presents the change in goodwill for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Beginning of period	$32,783	$—	$—
Acquired goodwill	—	32,783	—
Goodwill adjustment	1,366	—	—
Impairment	—	—	—

End of period	$34,149	$32,783	$—
During the year ended, December 31, 2024, the Company recorded $32.8 million of goodwill associated with the acquisition of Summit. See Note 25 - Business Combination to the consolidated financial statements for additional details regarding this transaction.
The Company performs the annual goodwill impairment test on September 30 every year.
Other intangible assets consist of the core deposit intangible which is amortized on an accelerated basis over its estimated useful life of 7 years. At the date of acquisition, the Company recorded $68.8 million of core deposit intangibles associated with the acquisition of Summit.
The gross carrying amounts and accumulated amortization of other intangible assets for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, were as follows (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Beginning of period	$57,300	$—	$—
Acquired core deposit intangible	—	68,760	—
Amortization	(15,553)	(11,460)	—
Impairment	—	—	—

Total core deposit intangible	$41,747	$57,300	$—
The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Total amortization expense associated with intangible assets was $15.6 million and $11.5 million for the years ended December 31, 2025, and December 31, 2024, respectively.
Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
2026	$13,097
2027	10,641
2028	8,186
2029	5,730
2030	3,274
Thereafter	819
Total	$41,747

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

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2024, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective on December 31, 2025.
The Company’s internal control over financial reporting as of December 31, 2025, has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their accompanying report appearing on page 95, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Attestation Report of Independent Auditor
The Report of Management's Assessment of Internal Control Over Financial Reporting and the Report of Crowe LLP, Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K. The attestation report of the Company's independent registered public accounting firm appears on page 95 of the Annual Report on Form 10-K of Burke & Herbert Financial Services Corp. for the year ended December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2025, none of our directors or officers (as defined by Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
Pursuant to General Instructions G(3) of Form 10-K, the information contained under captions “Proposal 1 Election of Directors,” “Board of Directors - Meetings and Committees of the Board of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports” and “Board of Directors - Code of Ethics” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated into this item by reference.
Since the disclosure of the procedures in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, the Company has not adopted any material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation
Pursuant to General Instructions G(3) of Form 10-K, the information contained under the caption “Executive Compensation,” excluding the information under the subheading “Pay Versus Performance”, “Compensation Discussion and Analysis”, “CEO Pay Ratio” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated into this item by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
Pursuant to General Instructions G(3) of Form 10-K, the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated by reference.
Equity Compensation Plans
The following table sets forth securities authorized for issuance under the 2019 SIP, the 2023 SIP, and the 2023 ESPP as of December 31, 2025. Figures below are presented on an as-converted basis.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders (1)	157,517	(1)	$—	(2)	753,273	(3)
Equity compensation plans not approved by shareholders	23,332	(4)	—	(2)	—	(5)
Total	180,849		$—		753,273
(1)Consists of 157,517 shares of common stock issuable pursuant to outstanding RSUs awarded under the 2023 SIP.

(2)Since RSU awards do not have an exercise price, they are not included in the weighted average exercise price.

(3)Includes 304,191 shares of common stock remaining available for future equity awards under the 2023 SIP at December 31, 2025, as well as 449,082 shares of common stock remaining available for issuance and delivery under the 2023 ESPP. The 2023 SIP and the 2023 ESPP both authorize up to 250,000 shares of Common Stock for issuance, increasing on an annual basis by an amount equal to the lesser of 1% of the Company’s common shares issued and outstanding on the last day of the immediately preceding fiscal years (not to exceed 250,000 for the 2023 ESPP) and such smaller number of Common Stock as may be determined by the Board. The 2023 SIP also includes share recycling to the extent that an award granted under the 2023 SIP or 2019 SIP terminates, expires, is canceled, or is forfeited for any reason, the shares associated with that award will become available for grant under the 2023 Plan. The maximum number of shares of common stock available for issuance under both the 2023 SIP and the 2023 ESPP was increased by 149,691 shares on January 1, 2025. As of December 31, 2025, 600 shares have been recycled from the 2019 SIP. As of December 31, 2025, there was an open purchase period under the 2023 ESPP, which will conclude on February 28, 2026.

(4)Includes RSUs awarded under the 2019 SIP prior to the adoption of the 2023 SIP. The 2019 SIP was originally adopted by the Board of Directors of the Bank and was then subsequently adopted by the Board of the Company, as amended, on October 27, 2022, upon its commencement of operations as a bank holding company. The 2019 SIP is an omnibus equity incentive plan which allows for the grant of Common Stock, stock options, SARs, restricted stock, RSUs, dividend equivalent rights, and cash-based awards to employees, directors, and consultants of the Company and its affiliates. The only outstanding equity awards granted under the 2019 SIP are RSUs, which vest upon the completion of a service period, specific performance goal, and/or a combination thereof. The table does not include information for the Summit Financial Group, Inc. Long-Term Incentive Plan (the “Summit LTIP”) assumed by the Company upon completion of the Summit merger. As of December 31, 2025, zero shares of common stock are issuable pursuant to outstanding RSUs issued under the Summit LTIP, and 35,093 shares of common stock are issuable, based upon our December 31, 2025, closing price of $62.31, with respect to 156,427 SAR awards exercisable at December 31, 2025, under the Summit LTIP. No further grants may be made under the Summit LTIP.

(5)No further awards may be granted under either the 2019 SIP or the Summit LTIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instructions G(3) of Form 10-K, the information contained under the captions “Board of Directors - Director Independence” and “Company Transactions With Related Parties” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated into this item by reference.

Item 14. Principal Accountant Fees and Services
Pursuant to General Instructions G(3) of Form 10-K, the information contained under the caption “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated into this item by reference.

Part IV
Item 15. Exhibit and Financial Statement Schedules
(a)FINANCIAL STATEMENTS: The following financial statements are included in Item 8 in Notes to Consolidated Financial Statements of this Form 10-K:
(b)EXHIBITS: The following exhibits are included as part of this Form 10-K:

Exhibit No.	Description
2.1*	Agreement and Plan of Merger between Burke & Herbert Financial Services Corp. and LINKBANCORP, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K, filed December 18, 2025)
3.1*	Articles of Incorporation of Burke & Herbert Financial Services Corp., as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q, filed August 13, 2024)
3.2*	Amended & Restated Bylaws of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 3.1 to the Form 8-K, filed December 18, 2025)
4.1*	Specimen certificate for the Common Stock of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 4.1 to the Form 10/A Registration Statement, filed April 3, 2023)
4.2*	Description of Burke & Herbert Financial Services Corp. Securities (incorporated by reference to Exhibit 4.1 to the Form S-3 Registration Statement, Filed November 15, 2024)
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
10.3*†
Second Amended and Restated Employment Agreement, dated as of October 28, 2025, by and among Burke & Herbert Bank & Trust Company, Burke & Herbert Financial Services Corp. and David P. Boyle (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 29, 2025)

10.4*†
Second Amended and Restated Employment Agreement, dated as of October 28, 2025, by and among Burke & Herbert Bank & Trust Company, Burke & Herbert Financial Services Corp. and Roy E. Halyama (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 29, 2025)

10.5*†
Burke & Herbert Bank & Trust Supplemental Executive Retirement Plan, effective January 23, 2014 (incorporated by reference to Exhibit 10.9 to the Form 10 Registration Statement, filed February 28, 2023)

10.6*†	Burke & Herbert Financial Services Corp. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Form S-8, filed on May 26, 2023)
10.7*†	Burke & Herbert Financial Services Corp. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Form S-8, filed on May 26, 2023)
10.8*†
Employment Agreement, dated as of August 24, 2023, by and between Burke & Herbert Bank & Trust Company and H. Charles Maddy, III (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 3, 2024)

10.9*†	Burke & Herbert Bank 2024-2025 Merger Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 3, 2024)
10.10*†	Burke & Herbert Bank 2024-2025 Merger Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 3, 2024 )
10.11*†
Separation Agreement and Release of Claims, dated as of January 2, 2025, by and between Burke & Herbert Bank & Trust Company and Jeffrey Welch (incorporated by reference to Exhibit 10.14 to the Form 10-K filed March 17, 2024)

10.12*†	Summit Financial Group, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Summit Financial Group, Inc.’s Form S-8 filed on September 25, 2014 (File No. 333-198939))
10.13*†
Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock Settled Stock Appreciation Rights Agreement 2017 Award (incorporated by reference to Exhibit 10.3 to Summit Financial Group, Inc.’s Form 8-K filed February 15, 2017(File No. 000-16587))

10.14*†
Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock Settled Stock Appreciation Rights Agreement 2019 Award (incorporated by reference to Exhibit 10.3 to Summit Financial Group, Inc.’s Form 8-K filed February 7, 2019 (File No. 000-16587))

10.15*†
Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock Settled Stock Appreciation Rights Agreement 2021 Award (incorporated by reference to Exhibit 10.2 to Summit Financial Group, Inc.’s Form 8-K filed July 21, 2021 (File No. 000-16587))

10.16*†
Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock Settled Stock Appreciation Rights Agreement 2023 Award (incorporated by reference to Exhibit 10.20 to the Form 10-K filed on March 22, 2024)

10.17*†	Offer Letter with Patrick “Kip” Huffman dated March 11, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 21, 2025)
10.18*†	Form of Summit Community Bank Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to Summit Financial Group, Inc.’s Form 8-K filed July 21, 2021 (File No. 000-16587)
10.19*†
Form of First Amendment to the Summit Community Bank Supplemental Executive Retirement Plan and Consent to Termination of Summit Community Bank Supplemental Executive Retirement Trust (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 23, 2025)

19.1*	Burke & Herbert Financial Services Corp. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Form 10-K filed on March 22, 2024)
21.1*	Subsidiaries of Burke & Herbert Financial Services Corp. (incorporated by reference to Exhibit 21.1 to the Form 10-K filed on March 22, 2024)
23.1#	Consent of Crowe LLP
31.1#	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant
31.2#	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant
32.1#	Section 1350 Certification of the Principal Executive Officer of Registrant
32.2#	Section 1350 Certification of the Principal Financial Officer of Registrant
97.1*	Executive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K filed on March 22, 2024)

101
The following materials from the registrant’s Annual Report on Form 10-K Report for the year ended December 31, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (contained in Exhibit 101).
__________________
*Previously filed
†     Management Contract or compensatory plan or arrangement
#     Filed herewith

(c)    FINANCIAL STATEMENT SCHEDULES. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefore have been omitted.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2026

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2026.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Patrick K. Huffman
Name:	Patrick K. Huffman
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ H. Charles Maddy, III
Name:	H. Charles Maddy, III
Title:	President and Director

By:	/s/ Mark G. Anderson
Name:	Mark G. Anderson
Title:	Director

By:	/s/ Julian F. Barnwell, Jr.
Name:	Julian F. Barnwell, Jr.
Title:	Director

By:	/s/ Oscar M. Bean
Name:	Oscar M. Bean
Title:	Director

By:	/s/ Katherine D. Bonnafé
Name:	Katherine D. Bonnafé
Title:	Director

By:	/s/ James M. Burke
Name:	James M. Burke
Title:	Director

By:	/s/ James P. Geary, II
Name:	James P. Geary, II
Title:	Director

By:	/s/ Georgette R. George
Name:	Georgette R. George
Title:	Director

By:	/s/ Gary L. Hinkle
Name:	Gary L. Hinkle
Title:	Director

By:	/s/ S. Laing Hinson
Name:	S. Laing Hinson
Title:	Director

By:	/s/ Shawn P. McLaughlin
Name:	Shawn P. McLaughlin
Title:	Director

By:	/s/ Charles S. Piccirillo
Name:	Charles S. Piccirillo
Title:	Director

By:	/s/ Jose D. Riojas
Name:	Jose D. Riojas
Title:	Director

By:	/s/ Jill S. Upson
Name:	Jill S. Upson
Title:	Director