Form 10-Q
period 2026-03-31
Burke & Herbert Financial Services Corp.
filed 2026-05-08
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, there were 20,149,806 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information
Item 1.     Financial Statements
Burke & Herbert Financial Services Corp. Consolidated Financial Statements:

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
Assets
Cash and due from banks	$53,940	$53,497
Interest-earning deposits with banks	15,652	235,630
Cash and cash equivalents	69,592	289,127
Securities available-for-sale, at fair value	1,826,037	1,615,954
Restricted stock, at cost	45,811	42,187
Loans held-for-sale	—	365
Loans	5,404,667	5,387,676
Allowance for credit losses	(67,955)	(67,823)
Net loans	5,336,712	5,319,853
Other real estate owned, net	3,106	2,689
Premises and equipment, net	136,806	136,809
Accrued interest receivable	37,625	35,442
Intangible assets	38,063	41,747
Goodwill	36,253	34,149
Company-owned life insurance	214,606	213,200
Other assets	183,100	189,104
Total Assets	$7,927,711	$7,920,626

Liabilities and Shareholders’ Equity
Liabilities
Non-interest-bearing deposits	$1,367,050	$1,336,380
Interest-bearing deposits	4,965,215	5,067,561
Total deposits	6,332,265	6,403,941
Short-term borrowings	525,000	450,000
Subordinated debentures, net	71,510	70,222
Subordinated debentures owed to unconsolidated subsidiary trusts	17,331	17,268
Accrued interest and other liabilities	117,101	124,546
Total Liabilities	7,063,207	7,065,977

Commitments and contingent liabilities (see Note 10)

Shareholders’ Equity
Preferred stock and related surplus, $1.00 par value per share; 2,000,000 shares authorized; 1,500 shares issued and outstanding at March 31, 2026; 1,500 shares issued and outstanding at December 31, 2025	10,413	10,413
Common Stock	7,809	7,800
$0.50 par value; 40,000,000 shares authorized, 15,617,231 shares issued and 15,045,941 shares outstanding at March 31, 2026; 40,000,000 shares authorized, 15,599,814 shares issued and 15,028,524 shares outstanding at December 31, 2025

Common stock, additional paid-in capital	407,070	405,922
Retained earnings	535,798	517,058
Accumulated other comprehensive income (loss)	(69,002)	(58,960)
Treasury stock	(27,584)	(27,584)
571,290 shares, at cost, at March 31, 2026, and 571,290 shares, at cost, at December 31, 2025
Total Shareholders’ Equity	864,504	854,649
Total Liabilities and Shareholders’ Equity	$7,927,711	$7,920,626
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Interest income
Taxable loans, including fees	$88,083	$97,031
Tax-exempt loans, including fees	40	46
Taxable securities	9,758	9,487
Tax-exempt securities	6,082	3,267
Other interest income	1,493	955
Total interest income	105,456	110,786
Interest expense
Deposits	26,720	31,851
Short-term borrowings	4,590	3,192
Subordinated debt	2,269	2,729
Other interest expense	34	27
Total interest expense	33,613	37,799
Net interest income	71,843	72,987

Credit loss expense - loans and available-for-sale securities	213	900
Credit loss expense (recapture) - off-balance sheet credit exposures	(201)	(399)
Total provision for credit losses	12	501
Net interest income after credit loss expense	71,831	72,486

Non-interest income
Fiduciary and wealth management	3,227	2,443
Service charges and fees	1,855	2,178
Net gains on securities	1,799	1
Income from company-owned life insurance	1,479	1,193
Bank debit and other card revenue	2,835	2,884
Other non-interest income	1,658	1,324
Total non-interest income	12,853	10,023

Non-interest expense
Salaries and wages	21,413	20,941
Pensions and other employee benefits	5,370	5,136
Occupancy	4,027	4,045
Equipment rentals, depreciation and maintenance	4,188	4,084
Core deposit intangible amortization	3,684	4,298
ATM, card and network expense	1,134	1,132
FDIC and other regulatory assessments	1,140	914
Other operating	10,425	9,114
Total non-interest expense	51,381	49,664

Income before income taxes	33,303	32,845
Income tax expense	5,954	5,644

Net income	27,349	27,201
Preferred stock dividends	225	225
Net income applicable to common shares	$27,124	$26,976

Earnings per common share:
Basic	$1.80	$1.80
Diluted	1.79	1.80
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$27,349	$27,201
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (loss) gain arising during period, net of tax of $2,933 and ($2,296) for the three months ended March 31, 2026, and March 31, 2025, respectively	(9,882)	7,688
Reclassification adjustment for (gain) on securities, net of tax of $412 and $0 for the three months ended March 31, 2026, and March 31, 2025, respectively	(1,387)	(1)
Reclassification adjustment for (gain) on fair value hedge, net of tax of $9 and $9 for the three months ended March 31, 2026, and March 31, 2025, respectively	(31)	(31)
Defined benefit pension plans:
Changes in pension plan benefits, net of tax of $— and $— for the three months ended March 31, 2026, and March 31, 2025, respectively	—	—
Unrealized gain (loss) on cash flow hedge:
Unrealized holding gain on cash flow hedge, net of tax of ($382) and ($111) for the three months ended March 31, 2026, and March 31, 2025, respectively	1,286	370
Reclassification adjustment for (gains) included in net income, net of tax $8 and $99 for the three months ended March 31, 2026, and March 31, 2025, respectively	(28)	(330)
Total other comprehensive (loss) income	(10,042)	7,696
Comprehensive income	$17,307	$34,897

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2026, and 2025
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance December 31, 2025	$10,413	15,028,524	$7,800	$405,922	$517,058	$(58,960)	$(27,584)	$854,649
Net income	—	—	—	—	27,349	—	—	27,349
Other comprehensive income	—	—	—	—	—	(10,042)	—	(10,042)
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(8,271)	—	—	(8,271)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	17,417	9	1,148	(113)	—	—	1,044
Balance March 31, 2026	$10,413	15,045,941	$7,809	$407,070	$535,798	$(69,002)	$(27,584)	$864,504

Balance December 31, 2024	$10,413	14,969,104	$7,770	$401,172	$434,106	$(95,720)	$(27,584)	$730,157
Net income	—	—	—	—	27,201	—	—	27,201
Other comprehensive income	—	—	—	—	—	7,696	—	7,696
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(8,237)	—	—	(8,237)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	13,703	7	1,510	(109)	—	—	1,408
Balance March 31, 2025	$10,413	14,982,807	$7,777	$402,682	$452,736	$(88,024)	$(27,584)	$758,000
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net Income	$27,349	$27,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	1,868	1,671
Amortization of other intangible assets	3,714	4,328
Amortization on assumed liabilities	1,351	2,221
Accretion income related to acquired loans	(6,817)	(11,447)
Amortization of housing tax credits	1,531	1,859
Realized (gain) on sales of available-for-sale securities	(1,799)	(1)
Realized loss on sales of OREO property	—	2
Provision for credit losses	12	501
Income from company-owned life insurance	(1,479)	(1,193)
Deferred tax expense (benefit)	2,040	(1,495)
Loss on disposal of fixed assets	9	88
Accretion of securities	(1,648)	(1,003)
Amortization of securities	2,533	2,400
Share-based compensation expense	1,148	1,305
Repayment of operating lease liabilities	(670)	(626)
(Gain) on loans held-for-sale	(24)	(78)
Proceeds from sale of loans held-for-sale	2,573	6,647
Originations of loans held-for-sale	(2,184)	(5,540)
(Increase) in accrued interest receivable	(2,183)	(27)
Decrease (increase) in other assets	5,928	(24,845)
(Decrease) increase in accrued interest payable and other liabilities	(6,750)	35,679
Net cash flows provided by operating activities	$26,502	$37,647

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	30,357	50,373
Proceeds from sale of securities available-for-sale, net	65,418	—
Purchases of securities available-for-sale, net	(319,559)	(48,542)
Business acquisitions, net	(1,300)	—
Sales of restricted stock	—	29,068
Purchases of restricted stock	(3,624)	(30,621)
Purchases of property and equipment, net of disposals	(1,874)	(1,778)
Proceeds from company-owned life insurance	73	—
Proceeds from sale of OREO property	—	161
(Increase) decrease in loans made to customers, net	(10,471)	23,944
Net cash flows (used in) provided by investing activities	$(240,980)	$22,605

Cash Flows from Financing Activities
Net increase in non-interest-bearing accounts	30,670	2,487
Net increase (decrease) in interest-bearing accounts	(102,346)	24,145
Net increase (decrease) in other short-term borrowings	75,000	(65,000)
Repayment of finance lease liabilities	(78)	(56)
Cash dividends paid	(8,496)	(8,462)

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

Proceeds from employee stock purchase program	184	63
Issuance of common stock	9	103
Net cash flows (used in) financing activities	$(5,057)	$(46,720)
(Decrease) increase in cash and cash equivalents	(219,535)	13,532
Cash and cash equivalents
Beginning of period	289,127	135,314
End of period	$69,592	$148,846

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$26,756	$32,672
Interest paid on short-term borrowings	3,049	3,732
Interest paid on subordinated debt and trust preferred securities	318	1,326
Interest paid on finance leases	35	27
Income taxes paid (net of refunds)	26	3,595
Change in unrealized gains on available-for-sale securities	(14,615)	7,726
Lease liability arising from obtaining right-of-use assets	600	—
Loans transferred to other real estate owned	417	—
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
Burke & Herbert Financial Services Corp. was organized as a Virginia corporation in 2022 to serve as the holding company for the Bank. Burke & Herbert became a bank holding company when it commenced operations on October 1, 2022, following a reorganization transaction in which it acquired control of the Bank under the Bank Holding Company Act of 1956 (“BHCA”). This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of Burke & Herbert. Burke & Herbert has no material operations other than owning the Bank. In September 2023, Burke & Herbert elected to become a financial holding company under the BHCA. As a financial holding company of a Virginia state bank, the Company is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia BFI”). The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank became a member of the Federal Reserve System on December 31, 2024. The Bank is subject to regulation, supervision, and examination by the Federal Reserve (through the Federal Reserve Bank of Richmond) and the Virginia BFI.
The Bank’s primary market area includes northern Virginia and West Virginia, and as of March 31, 2026, it has over 77 branches and commercial loan offices across Delaware, Kentucky, Maryland, Virginia, and West Virginia. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.

Merger with LINKBANCORP, Inc.
Effective on May 1, 2026 (the “Closing Date”), Burke & Herbert Financial Services Corp., a Virginia corporation (“Burke & Herbert”), completed its previously announced merger with LINKBANCORP, Inc., a Pennsylvania corporation (“LNKB”), pursuant to the Agreement and Plan of Merger dated December 18, 2025 between Burke & Herbert and LNKB (the “LNKB Merger Agreement”).
Pursuant to the LNKB Merger Agreement, on the Closing Date, (i) LNKB merged with and into Burke & Herbert, with Burke & Herbert continuing as the surviving corporation (the “LNKB Merger”), and (ii) immediately following the LNKB Merger, LINKBANK, a Pennsylvania chartered commercial bank and a wholly-owned subsidiary of LNKB (“Link”), merged with and into Burke & Herbert Bank & Trust Company, a Virginia chartered bank (“Burke & Herbert Bank”) and a wholly-owned subsidiary of Burke & Herbert, with Burke & Herbert Bank as the surviving bank.
Pursuant to the LNKB Merger Agreement, at the effective time of the LNKB Merger (the “Effective Time”), each LNKB share of common stock, par value $0.01 per share (“LNKB Common Stock”) issued and outstanding immediately prior to the Effective Time, other than certain shares held by Burke & Herbert and LNKB, was converted into the right to receive 0.1350 shares of Burke & Herbert common stock. Holders of LNKB Common Stock will receive cash in lieu of fractional shares of Burke & Herbert common stock in accordance with the terms of the LNKB Merger Agreement. The total aggregate consideration payable in the LNKB Merger was approximately 5,082,657 shares of Burke & Herbert Common Stock. Management is currently evaluating the fair values of the assets acquired and liabilities assumed as a result of the merger.
Basis of Presentation
The accompanying consolidated financial statements include Burke & Herbert Financial Services Corp. and its wholly owned subsidiary Burke & Herbert Bank & Trust Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with applicable quarterly reporting regulations of the U.S. Securities and Exchange Commission (“SEC”). The accounting and reporting

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
policies of the Company conform to GAAP and reflect practices of the banking industry. They do not include all of the information and notes required by GAAP for complete financial statements. As such, these unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2026.
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
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for any other interim period or for the full year. All December 31, 2025, amounts and disclosures included in this quarterly report were derived from the Company’s audited consolidated financial statements. Certain items in the prior period have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or on shareholders’ equity.
Adoption of new accounting standards
In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. This ASU amends the accounting for certain acquired loans by expanding the use of the “gross‑up” approach under the CECL model to include purchased seasoned loans. Under this approach, the allowance for expected credit losses is recognized at the acquisition date as an adjustment to the loan’s amortized cost basis, rather than through a provision for credit losses, thereby eliminating a “day‑one” credit loss expense for loans within the scope of the guidance. The amendments do not change the accounting for purchased credit‑deteriorated loans, originated loans, credit card loans, or debt securities. The amendments in this update are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and are to be applied on a prospective basis. Early adoption is permitted. As permitted, the Company has elected to early adopt the amended guidance on January 1, 2026 on a prospective basis. The Company expects that substantially all the loans acquired in the LNKB Merger will be considered seasoned.
Newly issued not yet adopted accounting standards
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income—Expense Disaggregation Disclosures. This ASU seeks to improve disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU is not expected to have a material impact on our consolidated financial statements.
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

Note 2— Securities
The carrying amount of available-for-sale (“AFS”) securities and their approximate fair values at March 31, 2026, and December 31, 2025, are summarized as follows (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$158,733	$—	$9,270	$149,463
Obligations of states and municipalities	1,054,158	1,868	65,757	990,269
Residential mortgage backed - agency	60,008	357	2,990	57,375
Residential mortgage backed - non-agency	379,401	1,097	8,012	372,486
Commercial mortgage backed - agency	72,465	29	810	71,684
Commercial mortgage backed - non-agency	100,064	282	1,969	98,377
Asset-backed	50,732	111	543	50,300
Other	36,954	186	1,057	36,083
Total	$1,912,515	$3,930	$90,408	$1,826,037

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$159,088	$—	$8,964	$150,124
Obligations of states and municipalities	977,104	5,414	59,944	922,574
Residential mortgage backed - agency	57,731	464	2,810	55,385
Residential mortgage backed - non-agency	221,443	1,860	5,211	218,092
Commercial mortgage backed - agency	74,253	250	607	73,896
Commercial mortgage backed - non-agency	112,082	584	1,557	111,109
Asset-backed	53,954	89	577	53,466
Other	32,162	158	1,012	31,308
Total	$1,687,817	$8,819	$80,682	$1,615,954
At March 31, 2026, and December 31, 2025, AFS securities with amortized costs of $1.1 billion and $1.1 billion, respectively, and with estimated fair values of $1.0 billion and $1.1 billion, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.
The proceeds from sales, calls, and maturities of debt securities available-for-sale, including principal payments received, and the related gross gains and losses realized, for the three months ended March 31, 2026, and March 31, 2025, were as follows (in thousands):

	Proceeds from			Gross realized
Three Months Ended March 31,	Sales	Calls and maturities	Principal Payments	Gains	Losses
2026	$65,418	$11,215	$19,142	$2,004	$205
2025	—	10,867	39,506	1	—
The tax benefit (provision) related to the net realized gains and losses for the three months ended March 31, 2026, and March 31, 2025, was ($411.8) thousand, and ($0.2) thousand, respectively.
The maturities of AFS securities at March 31, 2026, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from

Note 2— Securities (continued)
contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

	March 31, 2026
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$158,733	$—	$—	$158,733
Obligations of states and municipalities	6,000	273,806	543,525	230,827	1,054,158
Residential mortgage backed - agency	—	25,872	26,284	7,852	60,008
Residential mortgage backed - non-agency	2,014	82,568	267,098	27,721	379,401
Commercial mortgage backed - agency	—	46,711	25,754	—	72,465
Commercial mortgage backed - non-agency	7,162	66,128	26,774	—	100,064
Asset-backed	2,610	33,268	14,854	—	50,732
Other	—	2,811	25,034	9,109	36,954
Total	$17,786	$689,897	$929,323	$275,509	$1,912,515

	March 31, 2026
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$149,463	$—	$—	$149,463
Obligations of states and municipalities	5,982	261,801	514,455	208,031	990,269
Residential mortgage backed - agency	—	25,920	23,350	8,105	57,375
Residential mortgage backed - non-agency	2,000	80,279	262,595	27,612	372,486
Commercial mortgage backed - agency	—	46,197	25,487	—	71,684
Commercial mortgage backed - non-agency	7,108	64,213	27,056	—	98,377
Asset-backed	2,599	32,994	14,707	—	50,300
Other	—	2,888	24,243	8,952	36,083
Total	$17,689	$663,755	$891,893	$252,700	$1,826,037
At March 31, 2026, and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.

Note 2— Securities (continued)
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026, and December 31, 2025.
AFS securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	March 31, 2026
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$149,463	$9,270	$9,270
Obligations of states and municipalities	311,372	5,567	494,147	60,190	65,757
Residential mortgage backed - agency	20,341	98	19,335	2,892	2,990
Residential mortgage backed - non-agency	180,092	2,877	82,348	5,135	8,012
Commercial mortgage backed - agency	45,025	373	25,202	437	810
Commercial mortgage backed - non-agency	45,095	485	21,778	1,484	1,969
Asset-backed	13,342	47	25,103	496	543
Other	—	—	22,271	1,057	1,057
Total	$615,267	$9,447	$839,647	$80,961	$90,408

	December 31, 2025
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$150,124	$8,964	$8,964
Obligations of states and municipalities	134,143	1,852	513,623	58,092	59,944
Residential mortgage backed - agency	4,461	4	24,832	2,806	2,810
Residential mortgage backed - non-agency	11,545	17	85,750	5,194	5,211
Commercial mortgage backed - agency	14,987	93	26,032	514	607
Commercial mortgage backed - non-agency	29,730	131	30,175	1,426	1,557
Asset-backed	14,531	38	27,750	539	577
Other	—	—	22,288	1,012	1,012
Total	$209,397	$2,135	$880,574	$78,547	$80,682
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
The Company did not record an ACL on the AFS securities as of March 31, 2026, or December 31, 2025. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 478 securities in an unrealized loss position as of March 31, 2026. The Company has evaluated AFS securities in an unrealized loss position for credit-related impairment at March 31, 2026, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at March 31, 2026.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At March 31, 2026, the unrealized losses associated with 10 U.S. Treasuries and Government Agency securities, 11 Residential Mortgage Backed – Agency securities, and 15 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2026.
Securities of U.S. States and Municipalities
At March 31, 2026, the unrealized losses associated with 347 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These securities are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2026.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At March 31, 2026, the unrealized losses associated with 63 Residential Mortgage Backed – Non-Agency securities and 8 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2026.
Asset-Backed Securities
At March 31, 2026, the unrealized losses associated with 17 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2026.
Other Securities
At March 31, 2026, the unrealized losses associated with 7 securities were primarily driven by interest rates and not the credit quality of the securities. These investments were underwritten in accordance with our own investment standards

Note 2— Securities (continued)
prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at March 31, 2026.
Restricted stock, at cost
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $30.5 million and $26.8 million at March 31, 2026, and December 31, 2025, respectively. The Company’s investment in Federal Reserve Bank stock totaled $14.8 million and $14.8 million at March 31, 2026, and December 31, 2025, respectively. FHLB and Federal Reserve stock are generally viewed as long-term investments and as restricted investment securities, which are carried at cost, because there is no market for the stocks other than member institutions. Therefore, when evaluating FHLB and Federal Reserve stock for impairment, their values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be impaired at March 31, 2026, and no impairment has been recognized. FHLB stock and Federal Reserve stock are included in a separate line item, restricted stock, at cost on the Consolidated Balance Sheets and are not part of the Company’s AFS securities portfolio.
The Company’s restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $111 thousand at March 31, 2026, and $111 thousand at December 31, 2025, which is carried at cost and is not impaired at March 31, 2026. The Company also has other restricted stock investments including WV Bankers Title and Atlantic Community Bankers Bank which are included in restricted stock on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
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

Note 3— Loans (continued)

Loan balances as of March 31, 2026, and December 31, 2025, by portfolio segment were as follows (in thousands):

	March 31, 2026	December 31, 2025
Commercial real estate	$2,806,846	$2,769,287
Owner-occupied commercial real estate	579,365	593,120
Acquisition, construction & development	352,686	386,870
Commercial & industrial	504,229	461,921
Single family residential (1-4 units)	1,128,740	1,127,684
Consumer non-real estate and other	32,801	48,794
Loans, gross	5,404,667	5,387,676
Allowance for credit losses	(67,955)	(67,823)
Loans, net	$5,336,712	$5,319,853
Net deferred loan fees included in the above loan categories totaled $6.1 million and $6.2 million at March 31, 2026, and December 31, 2025, respectively.
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

Note 4— Allowance for Credit Losses (continued)
The following tables present the activity in the ACL for the three months ended March 31, 2026, and for the three months ended March 31, 2025, (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Total
Three months ended
March 31, 2026
Balance, beginning of period	$26,190	$2,760	$17,221	$8,227	$12,536	$889	$67,823
Provision for (recapture of) credit losses	805	455	(448)	(47)	(651)	99	213
Charge-offs	—	(65)	—	—	(65)	(360)	(490)
Recoveries	6	—	—	11	108	284	409
Balance, end of period	$27,001	$3,150	$16,773	$8,191	$11,928	$912	$67,955

March 31, 2025
Balance, beginning of period	$30,444	$3,261	$17,386	$6,633	$9,763	$553	$68,040
Provision for (recapture of) credit losses	4,296	699	(5,912)	1,728	(308)	397	900
Charge-offs	—	(687)	—	(93)	(33)	(611)	(1,424)
Recoveries	6	—	—	4	132	95	237
Balance, end of period	$34,746	$3,273	$11,474	$8,272	$9,554	$434	$67,753
The recorded investment in loans excludes accrued interest receivable due to immateriality. The following table presents the aging of the recorded investment in past due loans as of March 31, 2026, and December 31, 2025, by portfolio segment (in thousands):

	March 31, 2026
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due or More & Still Accruing	Non-accrual loans
Commercial real estate	$16,220	$34,578	$39,742	$90,540	$2,716,306	$2,806,846	$369	$41,896
Owner-occupied commercial real estate	6,048	1,278	6,159	13,485	565,880	579,365	183	6,842
Acquisition, construction & development	329	4,539	12,701	17,569	335,117	352,686	224	12,541
Commercial & industrial	2,621	347	7,013	9,981	494,248	504,229	1,715	5,617
Single family residential (1-4 units)	19,874	4,775	2,568	27,217	1,101,523	1,128,740	1,699	7,021
Consumer non-real estate and other	1,314	49	422	1,785	31,016	32,801	10	442
Total	$46,406	$45,566	$68,605	$160,577	$5,244,090	$5,404,667	$4,200	$74,359

	December 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due or More & Still Accruing	Non-accrual loans
Commercial real estate	$4,535	$1,676	$37,891	$44,102	$2,725,185	$2,769,287	$677	$37,318
Owner-occupied commercial real estate	1,251	1,091	6,310	8,652	584,468	593,120	177	7,800
Acquisition, construction & development	578	699	13,243	14,520	372,350	386,870	559	12,793
Commercial & industrial	2,008	2,354	5,629	9,991	451,930	461,921	512	5,512
Single family residential (1-4 units)	14,823	7,541	3,594	25,958	1,101,726	1,127,684	1,694	6,802
Consumer non-real estate and other	395	151	346	892	47,902	48,794	4	388
Total	$23,590	$13,512	$67,013	$104,115	$5,283,561	$5,387,676	$3,623	$70,613
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026
	Term Loans
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial real estate
Pass	$83,730	$312,039	$244,074	$421,242	$431,944	$944,158	$127,371	$2,564,558
Special Mention	—	—	5,372	5,229	5,080	32,637	2,468	50,786
Substandard	—	—	—	15,671	50,226	98,651	15,406	179,954
Doubtful	—	—	—	—	4,508	6,576	464	11,548
Loss	—	—	—	—	—	—	—	—
Total	$83,730	$312,039	$249,446	$442,142	$491,758	$1,082,022	$145,709	$2,806,846

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner-occupied commercial real estate
Pass	$12,934	$72,792	$55,977	$58,648	$71,214	$247,735	$36,589	$555,889
Special Mention	—	—	—	—	—	3,381	—	3,381
Substandard	—	456	—	786	7,313	6,206	66	14,827
Doubtful	—	—	—	—	3,392	1,876	—	5,268
Loss	—	—	—	—	—	—	—	—
Total	$12,934	$73,248	$55,977	$59,434	$81,919	$259,198	$36,655	$579,365

Year to date gross charge-offs	$—	$—	$—	$—	$65	$—	$—	$65

Acquisition, construction & development
Pass	$10,999	$56,108	$25,235	$93,877	$42,271	$42,818	$60,989	$332,297
Special Mention	—	—	—	3,645	—	135	—	3,780
Substandard	—	—	—	3,116	924	9,005	—	13,045
Doubtful	—	—	—	—	3,500	—	64	3,564
Loss	—	—	—	—	—	—	—	—
Total	$10,999	$56,108	$25,235	$100,638	$46,695	$51,958	$61,053	$352,686

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Note 4— Allowance for Credit Losses (continued)

Commercial & industrial
Pass	$5,448	$61,638	$62,642	$24,157	$24,605	$37,282	$265,870	$481,642
Special Mention	—	1,669	190	49	11,463	1,151	418	14,940
Substandard	—	693	63	1,112	2,082	1,228	2,426	7,604
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	37	6	43
Total	$5,448	$64,000	$62,895	$25,318	$38,150	$39,698	$268,720	$504,229

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single family residential (1-4 units)
Pass	$27,595	$67,042	$75,112	$123,263	$177,765	$479,170	$168,971	$1,118,918
Special Mention	—	—	278	133	779	890	589	2,669
Substandard	—	114	—	2,166	572	3,359	810	7,021
Doubtful	—	—	—	—	—	82	—	82
Loss	—	—	—	—	—	50	—	50
Total	$27,595	$67,156	$75,390	$125,562	$179,116	$483,551	$170,370	$1,128,740

Year to date gross charge-offs	$—	$—	$—	$41	$—	$24	$—	$65

Consumer non-real estate and other
Pass	$2,738	$7,776	$9,271	$4,489	$2,328	$1,930	$4,079	$32,611
Special Mention	—	—	—	85	—	28	—	113
Substandard	—	—	60	16	—	—	—	76
Doubtful	—	—	—	—	—	—	—	—
Loss	1	—	—	—	—	—	—	1
Total	$2,739	$7,776	$9,331	$4,590	$2,328	$1,958	$4,079	$32,801

Year to date gross charge-offs	$292	$4	$44	$5	$15	$—	$—	$360

Totals	$143,445	$580,327	$478,274	$757,684	$839,966	$1,918,385	$686,586	$5,404,667

	December 31, 2025
	Term Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate
Pass	$324,565	$245,763	$377,142	$437,116	$383,808	$620,673	$128,260	$2,517,327
Special Mention	—	5,395	5,224	13,941	—	34,172	2,468	61,200
Substandard	—	—	15,675	50,300	50,745	53,091	16,058	185,869
Doubtful	—	—	—	3,156	—	1,735	—	4,891
Loss	—	—	—	—	—	—	—	—
Total	$324,565	$251,158	$398,041	$504,513	$434,553	$709,671	$146,786	$2,769,287

Year to date gross charge-offs	$—	$—	$—	$—	$—	$116	$—	$116

Owner-occupied commercial real estate
Pass	$72,903	$57,923	$61,402	$75,692	$91,329	$175,545	$32,434	$567,228
Special Mention	—	—	274	6,182	232	3,421	—	10,109
Substandard	459	—	521	2,002	1,113	6,391	73	10,559
Doubtful	—	—	—	3,404	1,820	—	—	5,224
Loss	—	—	—	—	—	—	—	—
Total	$73,362	$57,923	$62,197	$87,280	$94,494	$185,357	$32,507	$593,120

Year to date gross charge-offs	$—	$—	$—	$363	$10	$632	$95	$1,100

Acquisition, construction & development
Pass	$51,546	$27,499	$139,222	$56,766	$32,792	$13,664	$48,012	$369,501

Note 4— Allowance for Credit Losses (continued)

Special Mention	—	—	3,511	—	—	137	91	3,739
Substandard	—	—	258	812	4,062	4,974	—	10,106
Doubtful	—	—	—	3,415	—	—	109	3,524
Loss	—	—	—	—	—	—	—	—
Total	$51,546	$27,499	$142,991	$60,993	$36,854	$18,775	$48,212	$386,870

Year to date gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

Commercial & industrial
Pass	$63,901	$66,758	$27,018	$25,659	$16,991	$26,677	$206,654	$433,658
Special Mention	1,814	2,086	637	13,788	—	1,238	1,009	20,572
Substandard	704	64	855	2,286	192	1,083	2,463	7,647
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	37	7	44
Total	$66,419	$68,908	$28,510	$41,733	$17,183	$29,035	$210,133	$461,921

Year to date gross charge-offs	$—	$—	$32	$8	$—	$14	$184	$238

Single family residential (1-4 units)
Pass	$66,662	$82,957	$131,349	$180,837	$125,345	$362,811	$168,043	$1,118,004
Special Mention	—	283	134	788	401	503	673	2,782
Substandard	115	—	1,615	589	713	3,434	336	6,802
Doubtful	—	—	—	—	—	95	—	95
Loss	—	—	—	—	—	1	—	1
Total	$66,777	$83,240	$133,098	$182,214	$126,459	$366,844	$169,052	$1,127,684

Year to date gross charge-offs	$—	$—	$—	$—	$—	$60	$172	$232

Consumer non-real estate and other
Pass	$9,612	$10,961	$5,543	$2,804	$687	$1,645	$17,335	$48,587
Special Mention	—	—	92	—	33	—	—	125
Substandard	—	62	20	—	—	—	—	82
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$9,612	$11,023	$5,655	$2,804	$720	$1,645	$17,335	$48,794

Year to date gross charge-offs	$1,750	$195	$133	$62	$2	$1	$5	$2,148

Totals	$592,281	$499,751	$770,492	$879,537	$710,263	$1,311,327	$624,025	$5,387,676
Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral-dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for credit losses is not recognized or is minimal. For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The Company's collateral-dependent loans are secured by real estate, inventory and equipment. Collateral values are generally based on appraisals, which are adjusted for changes in market indices. As of March 31, 2026 and December 31, 2025, the Company had $72.4 million and $68.7 million of collateral-dependent impaired loans, respectively.
The collateral-dependent loans at March 31, 2026 consisted of $43.0 million of commercial real estate loans, $8.1 million of owner-occupied commercial real estate loans, $13.1 million of acquisition, construction & development loans, $4.2 million of commercial & industrial loans, and $4.1 million of single family residential loans. The collateral-dependent loans at December 31, 2025 consisted of $38.2 million of commercial real estate loans, $9.0 million of owner-occupied commercial real estate loans, $13.3 million of acquisition, construction & development loans, $4.4 million of commercial & industrial loans, and $3.8 million of single family residential loans. For the three months ended March 31, 2026 and the year ended December 31, 2025, there were no significant deterioration or changes in the collateral securing these loans.

Note 4— Allowance for Credit Losses (continued)
The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
March 31, 2026
Commercial real estate	$21,546	$5,726	$21,481	$43,027	$5,726
Owner-occupied commercial real estate	456	128	7,600	8,056	128
Acquisition, construction & development	8,535	2,731	4,564	13,099	2,731
Commercial & industrial	4,187	3,993	—	4,187	3,993
Single family residential (1-4 units)	637	4	3,419	4,056	4
Consumer non-real estate and other	—	—	—	—	—
Total	$35,361	$12,582	$37,064	$72,425	$12,582

	December 31, 2025
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2025
Commercial real estate	$14,316	$3,939	$23,857	$38,173	$3,939
Owner-occupied commercial real estate	—	—	8,987	8,987	—
Acquisition, construction & development	4,071	1,431	9,276	13,347	1,431
Commercial & industrial	4,440	4,227	—	4,440	4,227
Single family residential (1-4 units)	258	35	3,516	3,774	35
Consumer non-real estate and other	—	—	—	—	—
Total	$23,085	$9,632	$45,636	$68,721	$9,632
Purchased Credit Deteriorated Loans
The Company has purchased loans relating to our 2024 merger with Summit Financial Group, Inc. (the “Summit Merger”) for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans, at acquisition, is as follows (in thousands):

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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the

Note 4— Allowance for Credit Losses (continued)
amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the three months ended March 31, 2026, and for the year ended, December 31, 2025, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
Other Real Estate Owned
Real estate owned activity was as follows for the three months ended March 31, 2026, and for the year ended, December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Beginning balance	$2,689	$2,783
Loans acquired/transferred to real estate owned	417	259
Capital expenditures	—	—
Direct write-downs	—	(195)
Sales of real estate owned	—	(158)

End of period balance	$3,106	$2,689
Note 5— Deposits
The aggregate amount of time deposits that meet or exceed the FDIC Insurance Limit of $250,000, was approximately $302.2 million and $295.4 million on March 31, 2026, and December 31, 2025, respectively. Brokered time deposits, which are fully insured, totaled $3.4 million and $64.4 million as of March 31, 2026, and December 31, 2025, respectively. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $22.4 million at March 31, 2026, compared to $22.4 million at December 31, 2025.
The remaining maturities of time deposits as of March 31, 2026 are as follows (in thousands):

As of March 31, 2026
Remaining nine months ending, December 31, 2026	$899,459
2027	90,923
2028	11,607
2029	6,443
2030	5,378
Thereafter	6,608
Total	$1,020,418
At March 31, 2026, and December 31, 2025, amounts included in time deposits for individual retirement accounts totaled $110.7 million and $111.2 million, respectively.
Overdrafts of $524.4 thousand and $704.0 thousand were reclassified to loans as of March 31, 2026, and December 31, 2025, respectively.
Note 6— Borrowed Funds
Short-term borrowings
The Company had borrowings of $525.0 million and $450.0 million at March 31, 2026, and December 31, 2025, respectively. At March 31, 2026, the interest rate on this debt was 3.82%. At December 31, 2025, the interest rate on this debt was 3.75%. The average balance outstanding during the three months ending March 31, 2026, and the year ending December 31, 2025, was $492.4 million and $422.1 million, respectively. The Company has a finance lease liability that is not included in these balances - see Note 7 - Leased Property for a discussion of this liability that is included in the accrued interest and other liabilities line in the Consolidated Balance Sheets.
The Company has available secured lines of credit with the Federal Reserve Bank of Richmond, such as the Borrower-In-Custody program, the FHLB of Atlanta, and unsecured federal funds lines of credit from correspondent banking

Note 6— Borrowed Funds (continued)
relationships. Through these sources, the Company has unused capacity of $4.7 billion in remaining borrowing capacity as of March 31, 2026. The advances on credit lines are secured by both securities and loans. The lendable collateral value of securities and loans pledged against available lines of credit as of March 31, 2026, and December 31, 2025, was $3.4 billion and $3.2 billion, respectively. As of March 31, 2026, all of the Company’s borrowings will mature within one calendar year.
The contractual maturities of these borrowings, which all occur within one year of the reporting date, are as follows as of March 31, 2026, (in thousands):

Due in 2026	$525,000
Total	$525,000
Long-term borrowings
Subordinated Debentures
As part of the Summit Merger, Burke & Herbert assumed $75.0 million of subordinated debentures, that were fair valued at $61.5 million with a $13.5 million discount being amortized into interest expense over the stated maturity. As of March 31, 2026, the net balance was $71.5 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced 20% each year until maturity. The subordinated debentures were issued in the fourth quarter of 2021. This subordinated debt bears interest at a fixed rate of 3.25% per year, from acquisition date to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including, December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was fourth quarter 2021.
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
The remaining maturities of subordinated debentures as of March 31, 2026, are as follows (in thousands):

	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Remaining nine months ending, December 31, 2026	$—	$—
2027	—	—
2028	—	—
2029	—	—
2030	—	—
Thereafter	75,000	19,589
Total	$75,000	$19,589
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

	Three Months Ended March 31,
	2026	2025
Operating lease income	$695	$693
Total lease income	$695	$693
The remaining maturities of operating lease receivables as of March 31, 2026, are as follows (in thousands):

Operating Leases
Remaining nine months ending, December 31, 2026	$1,949
2027	2,400
2028	2,330
2029	2,130
2030	1,585
Thereafter	1,370
Total lease receivables	$11,764
Lessee Arrangements
The Company has entered into leases for branches and office space. The leases are evaluated for whether the lease will be classified as either a finance or operating lease. Certain leases offer the option to extend the lease term, and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. Including renewal options, the terms of the Company’s leases range from less than one year to around twelve years. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.
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

Note 7— Leased Property (continued)
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Right-of-use assets:
Operating leases	Other assets	$13,416	$14,096
Finance leases	Other assets	4,299	3,795
Total right-of-use assets		$17,715	$17,891
Lease liabilities:
Operating leases	Other liabilities	$14,047	$14,717
Finance leases	Other liabilities	4,680	4,158
Total lease liabilities		$18,727	$18,875
The components of total lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Finance lease cost
Right-of-use asset amortization	$96	$71
Interest expense	35	27
Operating lease cost	843	834
Total lease cost	$974	$932
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of March 31, 2026, are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining nine months ending, December 31, 2026	$2,507	$371
2027	3,015	504
2028	2,451	515
2029	2,240	526
2030	1,680	538
Thereafter	4,861	3,157
Total undiscounted lease payments	16,754	5,611
Less: discount	(2,707)	(931)
Net lease liabilities	$14,047	$4,680

Note 7— Leased Property (continued)
The following table presents additional information about the Company’s leases as of March 31, 2026, and December 31, 2025.

Supplemental lease information (dollars in thousands)	March 31, 2026	December 31, 2025
Finance lease weighted average remaining lease term (years)	10.28	10.61
Finance lease weighted average discount rate	3.44%	3.32%
Operating lease weighted average remaining lease term (years)	6.53	6.66
Operating lease weighted average discount rate	4.65%	4.64%

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	2026	2025
Operating cash flows from operating leases	$835	$778
Operating cash flows from finance leases	35	27
Financing cash flows from finance leases	78	56
Right-of-use assets obtained in exchange for new finance lease liabilities	600	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—
Note 8— Regulatory Capital Matters
Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III Framework, an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of March 31, 2026, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2026, and December 31, 2025, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action.”

Note 8— Regulatory Capital Matters (continued)
The following table presents the actual and required capital amounts and ratios for the Company and the Bank at March 31, 2026, and December 31, 2025 (in thousands except for ratios):

	Actual		Minimum Required Capital - Basel III		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026
Total Capital to risk weighted assets
Consolidated	$1,026,838	16.52%	$652,804	≥ 10.5%	$621,718	N/A
Burke & Herbert Bank & Trust	1,010,788	16.29	651,547	≥ 10.5	620,521	≥ 10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	884,378	14.22	528,460	≥ 8.5	497,374	N/A
Burke & Herbert Bank & Trust	939,838	15.15	527,443	≥ 8.5	496,417	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	856,634	13.78	435,203	≥ 7.0	404,117	N/A
Burke & Herbert Bank & Trust	939,838	15.15	434,365	≥ 7.0	403,339	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	884,378	11.27	313,866	≥ 4.0	392,332	N/A
Burke & Herbert Bank & Trust	939,838	11.97	314,043	≥ 4.0	392,554	≥ 5.0

As of December 31, 2025
Total Capital to risk weighted assets
Consolidated	$1,004,898	16.17%	$652,648	≥ 10.5%	$621,570	N/A
Burke & Herbert Bank & Trust	986,269	15.92	650,649	≥ 10.5	619,665	≥ 10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	863,657	13.89	528,334	≥ 8.5	497,256	N/A
Burke & Herbert Bank & Trust	915,250	14.77	526,716	≥ 8.5	495,732	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	835,976	13.45	435,099	≥ 7.0	404,020	N/A
Burke & Herbert Bank & Trust	915,250	14.77	433,766	≥ 7.0	402,782	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	863,657	10.92	316,492	≥ 4.0	395,615	N/A
Burke & Herbert Bank & Trust	915,250	11.59	315,898	≥ 4.0	394,873	≥ 5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2026, approximately $359.2 million of retained earnings was available for dividend declaration consistent with the Company’s capital plan.
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
Cash flow hedges of interest rate risk
The Company’s objective in using interest rate derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, caps, and floors as part of its interest rate risk management strategy. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2026, such derivatives were

Note 9— Derivatives (continued)
used to hedge the variable cash flows associated with variable-rate liabilities. As of March 31, 2025, such derivatives were used to hedge the variable cash flows associated with variable-rate debt and variable-rate securities.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. During the next twelve months, the Company estimates that an additional $1.4 million will be reclassified as a reduction in interest expense.

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
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$425,000	$1,589
Interest rate swaps related to cash flow hedges	Other liabilities	200,000	5

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$228,711	$1,447
Interest rate swaps related to customer loans	Other liabilities	228,711	1,447

	December 31, 2025
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$150,000	$273
Interest rate swaps related to cash flow hedges	Other liabilities	400,000	340

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$203,904	$2,331
Interest rate swaps related to customer loans	Other liabilities	203,904	2,331

Note 9— Derivatives (continued)
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2026, and March 31, 2025 (in thousands):

Derivatives in Cash Flow Hedging Relationships	March 31, 2026			Location of Gain or (Loss) Reclassified from AOCI into Income	March 31, 2026
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	1,668	1,668	—	Interest Expense	36	36	—
Total	$1,668	$1,668	$—		$36	$36	$—

Derivatives in Cash Flow Hedging Relationships	March 31, 2025			Location of Gain or (Loss) Reclassified from AOCI into Income	March 31, 2025
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	480	480	—	Interest Expense	428	428	—
Total	$480	$480	$—		$428	$428	$—
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three months ended March 31, 2026, and March 31, 2025 (in thousands).

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended
	March 31, 2026		March 31, 2025
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$40	$36	$40	$428
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	40	—	40	—
Derivatives designated as hedging instruments	—	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	—	36	—	428
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	—	36	—	428
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—
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

Note 9— Derivatives (continued)
Credit-risk-related Contingent Features
As of March 31, 2026, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $4.6 thousand. As of December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $340.0 thousand. As of March 31, 2026, and as of December 31, 2025, the Company has posted the full amount of collateral related to these agreements.
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
A summary of the contractual amounts of the Company’s financial instruments outstanding at March 31, 2026, and December 31, 2025, is as follows (in thousands):

	March 31, 2026	December 31, 2025
Commitments to extend credit	$827,496	$970,255
Commercial letters of credit	23,425	23,959
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
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a recapture of credit losses on unfunded commitments of $201.0 thousand and recapture of credit losses of $398.8 thousand on unfunded commitments for the three months ended March 31, 2026 and March 31, 2025, respectively. The ACL on off-balance-sheet credit totaled $3.0 million and $3.2 million as of March 31, 2026, and December 31, 2025, and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
Litigation
The Company is a party to litigation, claims, and proceedings arising in the normal course of business that are ordinary and routine to the nature of the Company’s business and operations. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from any currently pending or threatened litigation, claims, or proceedings will not be material to the Company’s financial position as of March 31, 2026, and December 31, 2025, respectively.
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
Equity Investments
Equity investments are recorded at fair value on a recurring basis, with changes in fair value reported in net income. Through the Summit Merger we acquired an investment in an S&P 500 index mutual fund that is traded on an exchange, and we classify it as Level 2 as of March 31, 2026.
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

Note 11— Fair Value Measurements (continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2026, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$149,463	$—	$—	$149,463
Obligations of states and municipalities	—	990,269	—	990,269
Residential mortgage backed - agency	—	57,375	—	57,375
Residential mortgage backed - non-agency	—	372,486	—	372,486
Commercial mortgage backed - agency	—	71,684	—	71,684
Commercial mortgage backed - non-agency	—	98,377	—	98,377
Asset-backed	—	50,300	—	50,300
Other	—	36,083	—	36,083
Total investment securities available-for-sale	$149,463	$1,676,574	$—	$1,826,037

Loans held-for-sale	$—	$—	$—	$—

Equity investments	$—	$13,919	$—	$13,919

Derivatives	$—	$3,036	$—	$3,036

Financial liabilities
Derivatives	$—	$1,452	$—	$1,452

	Fair Value Measurements at December 31, 2025, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$150,124	$—	$—	$150,124
Obligations of states and municipalities	—	922,574	—	922,574
Residential mortgage backed - agency	—	55,385	—	55,385
Residential mortgage backed - non-agency	—	218,092	—	218,092
Commercial mortgage backed - agency	—	73,896	—	73,896
Commercial mortgage backed - non-agency	—	111,109	—	111,109
Asset-backed	—	53,466	—	53,466
Other	—	31,308	—	31,308
Total investment securities available-for-sale	$150,124	$1,465,830	$—	$1,615,954

Loans held-for-sale	$—	$365	$—	$365

Equity investments	$—	$14,201	$—	$14,201

Derivatives	$—	$2,604	$—	$2,604

Financial liabilities
Derivatives	$—	$2,671	$—	$2,671

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
Assets that were measured at fair value on a non-recurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at March 31, 2026, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$15,820	$15,820
Owner-occupied commercial real estate	—	—	328	328
Acquisition, construction & development	—	—	5,804	5,804
Commercial & industrial	—	—	194	194
Single family residential	—	—	633	633
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	3,106	3,106

Note 11— Fair Value Measurements (continued)

	Fair Value Measurements at December 31, 2025, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$10,377	$10,377
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	2,640	2,640
Commercial & industrial	—	—	213	213
Single family residential	—	—	223	223
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,689	2,689
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at March 31, 2026, and December 31, 2025 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range
March 31, 2026
Collateral dependent loans	$22,779	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	3,106	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs

December 31, 2025
Collateral dependent loans	$13,453	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,689	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at March 31, 2026, and December 31, 2025, were as follows (in thousands):

		Fair Value Measurements at March 31, 2026, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$53,940	$53,940	$—	$—	$53,940
Interest-earning deposits with banks	15,652	15,652	—	—	15,652
Loans, net	5,336,712	—	—	5,312,163	5,312,163
Accrued interest	37,625	—	37,625	—	37,625

Financial Liabilities
Non-interest-bearing deposits	$1,367,050	$—	$1,367,050	$—	$1,367,050
Interest-bearing deposits	4,965,215	—	4,959,923	—	4,959,923
Short-term borrowings	525,000	—	523,406	—	523,406
Subordinated debentures, net	71,510	—	68,093	—	68,093
Subordinated debentures owed to unconsolidated subsidiary trusts	17,331	—	16,438	—	16,438
Accrued interest	6,637	—	6,637	—	6,637

Note 11— Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2025, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$53,497	$53,497	$—	$—	$53,497
Interest-bearing deposits with banks	235,630	235,630	—	—	235,630
Loans, net	5,319,853	—	—	5,284,210	5,284,210
Accrued interest	35,442	—	35,442	—	35,442

Financial Liabilities
Non-interest-bearing deposits	$1,336,380	$—	$1,336,380	$—	$1,336,380
Interest-bearing deposits	5,067,561	—	5,062,925	—	5,062,925
Short-term borrowings	450,000	—	450,005	—	450,005
Subordinated debentures, net	70,222	—	70,800	—	70,800
Subordinated debentures owed to unconsolidated subsidiary trusts	17,268	—	16,494	—	16,494
Accrued interest	4,447	—	4,447	—	4,447
Note 12— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2026, and March 31, 2025 (in thousands):

	Three months ended March 31, 2026
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(64)	$(54,857)	$(4,039)	$(58,960)
Net unrealized gains (losses)	1,286	(9,882)	—	(8,596)
Less: net realized (gains) losses reclassified to earnings	(28)	(1,418)	—	(1,446)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$1,194	$(66,157)	$(4,039)	$(69,002)

	Three months ended March 31, 2025
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$911	$(92,055)	$(4,576)	$(95,720)
Net unrealized gains (losses)	370	7,688	—	8,058
Less: net realized (gains) losses reclassified to earnings	(330)	(32)	—	(362)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$951	$(84,399)	$(4,576)	$(88,024)

Note 12— Accumulated Other Comprehensive Income (Loss) (continued)
The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2026, and March 31, 2025 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item in the Statements of Income
	Three months ended
	March 31, 2026	March 31, 2025
Cash flow hedges:
Interest rate contracts	$—	$—	Interest income
Interest rate contracts	36	428	Interest expense
Tax effect	(8)	(98)	Income tax expense (benefit)
Net of tax	$28	$330

Available-for-sale securities:
Realized gains (losses) on securities	$1,799	$1	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	40	40	Interest income
Tax effect	(421)	(9)	Income tax expense (benefit)
Net of tax	$1,418	$32

Defined benefit pension plan:
Amortization of actuarial gain / (loss)	—	—	Pension and other employee benefits
Tax effect	—	—	Income tax expense (benefit)
Net of tax	$—	$—

Total reclassifications, net of tax	$1,446	$362	Net income
Note 13— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for the three months ended March 31, 2026, and March 31, 2025, is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Historic tax credit amortization	$239	$435
IT related	396	417
Consultant fees	713	506
Directors' fees	463	443
Audit expense	582	222
Legal expense	1,298	343
Virginia franchise tax	965	960
Marketing expense	443	387
Donation expense	23	11
Other	5,303	5,390
Total	$10,425	$9,114
The Company incurred merger-related expenses of $1.4 million and zero for the three months ended March 31, 2026 and March 31, 2025, respectively. These expenses are primarily included in the consultant fees, audit expense, legal expense, and other line items detailed in other operating expenses.

Note 14— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards subject to approval. Total compensation cost that has been charged against income for restricted stock unit awards granted was $1.1 million and $1.3 million for the three months ended March 31, 2026, and March 31, 2025, respectively. The total income tax benefit was $248.5 thousand and $264.7 thousand for the three months ended March 31, 2026, and March 31, 2025, respectively.
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
2023 Stock Incentive Plan
In 2023, a new stock incentive plan (“2023 SIP”) was approved by the Company’s Board of Directors (the “Board”) and shareholders. Since the plan’s shareholder approval date of March 30, 2023, no further share-based awards have been issued under the 2019 SIP. The 2023 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2023 SIP authorized the issuance of 250,000 shares, subject to an annual increase in available shares and shares recycled from the 2019 SIP that were cancelled. Based on our shares outstanding as of March 31, 2026, and awards that were recycled from the 2019 SIP, the total shares authorized for issuance under the plan as of March 31, 2026 was 474,578.
A total of 58,605 and 77,441 shares were issued during the three months ended March 31, 2026, and March 31, 2025, respectively.
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

Note 14— Share-Based Compensation (continued)
The following is a summary of all the Company’s RSU awards issued under both the 2019 SIP and 2023 SIP:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2025	180,849	$59.43
Granted	58,605	68.41
Vested	(9,232)	73.00
Forfeited	(4,000)	63.34
Non-vested at March 31, 2026	226,222	$61.13
As of March 31, 2026, there was $8.7 million of total unrecognized compensation costs related to non-vested shares granted under both the 2019 SIP and 2023 SIP. The cost is expected to be recognized over a weighted average period of 1.26 years.
2023 Employee Stock Purchase Plan
In 2023, an employee stock purchase plan (“2023 ESPP”) was approved by the Board and shareholders. Upon the 2023 ESPP’s shareholder approval date of March 30, 2023, the 2023 ESPP reserved 250,000 shares of common stock for issuance to employees, subject to an annual increase in reserved shares. At March 31, 2026, total shares authorized for issuance were 473,978 and 442,165 shares were available to be issued. Whole shares are sold to participants in the 2023 ESPP at 85% of the lower of the stock price at the beginning or end of each semi-annual offering period. The first semi-annual offering period began on September 1, 2023, and the current semi-annual offering period began on March 1, 2026. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 15% of their annual salary.
The following table presents information for the 2023 ESPP for the three months ended March 31, 2026:

March 31, 2026
Shares purchased	6,917
Weighted average price of shares purchased	$54.03
Compensation expense recognized (in 000's)	$51.8
Stock Appreciation Rights (“SARs”)
Upon completion of the Summit Merger and as a part of the Summit Merger Agreement, Burke & Herbert assumed SAR awards that had been issued to existing employees that would continue with the same terms and conditions adjusted for the exchange ratio of 0.5043. As part of the Summit Merger, a significant portion of SAR awards accelerated their vesting and thus did not require any future service component. Management used the Black-Scholes option-pricing model to fair value these accelerated SAR awards and included this value as part of the purchase price consideration.
The Company also used the Black-Scholes option-pricing model to fair value the non-accelerated SAR awards that were not fully vested. The SAR awards that have been assumed by the Company, were issued in 2019, 2021, and 2023, and these SAR awards become exercisable ratably over seven years (14.3% per year) and contractually expire ten years after the grant date.
Upon completion of the Summit Merger, the Company determined the fair value per SAR using the following assumptions:

	2019 SAR	2021 SAR	2023 SAR
# of years to full vesting	7 years	7 years	7 years
Fair value	$14.89	$16.92	$14.56
Risk-free interest rate	4.51%	4.32%	4.14%
Expected dividend yield	3.95%	3.95%	3.95%
Expected common stock volatility	32.56%	32.56%	32.56%
Expected contractual life (in years)	4.77	7.20	8.77

Note 14— Share-Based Compensation (continued)
A summary of SAR and option activity during the three months ended March 31, 2026, is as follows:

			Weighted Average
Dollars in thousands, except per share information	SARs	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2025	184,719	$1,980	4.84	$48.48
Granted (or acquired)	—	—	—	—
Exercised	(20,451)	(353)	—	45.03
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2026	164,268	$1,627	4.56	$48.91

Exercisable SARs:
At March 31, 2026	140,976	$1,888	4.28	$48.90
The total fair value of SARs exercised was $328.6 thousand during the three months ended March 31, 2026. The total fair value of SARs vested was $73.2 thousand during the three months ended March 31, 2026. As of March 31, 2026, there was $225.6 thousand of total unrecognized compensation costs related to non-vested SARs acquired through the Summit Merger. The cost is expected to be recognized over a weighted average period of 1.96 years.
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

	Three Months Ended March 31,
	2026	2025
Net income (loss) applicable to common shares (in thousands)	$27,124	$26,976

Weighted average number of shares	15,037,330	14,976,483
Options effect of dilutive shares	94,151	49,893
Weighted average dilutive shares	15,131,481	15,026,376

Basic earnings (loss) per common share	$1.80	$1.80
Diluted earnings (loss) per common share	1.79	1.80
Stock awards equivalent to 9,816 and 41,553 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2026, and March 31, 2025, respectively, because they are antidilutive.

Note 16— Goodwill and Other Intangible Assets
The following table presents the change in goodwill for the three months ended March 31, 2026, and March 31, 2025, (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning of period	$34,149	$32,783
Acquired goodwill	2,104	—
Goodwill adjustment	—	59
Impairment	—	—

End of period	$36,253	$32,842
During the year ended December 31, 2024, the Company recorded $32.8 million of goodwill associated with the Summit Merger. During the three months ended March 31, 2026, the Company recorded $2.1 million of additional goodwill associated with the acquisition of Burke & Herbert Wealth Services, LLC, formerly known as Piedmont Wealth Management.
The Company performs the annual goodwill impairment test on September 30 every year.
Other intangible assets consist of the core deposit intangible which is being amortized on an accelerated basis over its estimated useful life of 7 years. At the date of the Summit Merger, the Company recorded $68.8 million of core deposit intangibles associated with the Summit Merger.
The gross carrying amounts and accumulated amortization of other intangible assets for the three months ended March 31, 2026, and March 31, 2025, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning of period	$41,747	$57,300
Core deposit intangible acquired	—	—
Amortization	(3,684)	(4,298)
Impairment	—	—

Total core deposit intangible	$38,063	$53,002
The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Total amortization expense associated with intangible assets was $3.7 million and $4.3 million for the three months ended March 31, 2026, and March 31, 2025, respectively.
Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
Remaining nine months ending, December 31, 2026	$9,413
2027	10,641
2028	8,186
2029	5,730
2030	3,274
Thereafter	819
Total	$38,063

Note 17— Segment Information
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations of the Company should be read in conjunction with the preceding consolidated financial statements and notes presented in Item 1. Financial Statements of this Form 10-Q, as well as with the audited consolidated financial statements and notes for the year ended December 31, 2025, included in our Form 10-K filed with the SEC on February 27, 2026 (the “Form 10-K”). Historical results of operations and the percentage relationships among any amounts included and any trends that may appear may not indicate trends in operations or results of operations for any future periods. We are a financial holding company, and we conduct all of our material business operations through the Bank. As a result, the discussion and analysis below primarily relate to activities conducted at the Bank.
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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations, or assumptions regarding the future of the business, future plans and strategies, operational results, and other future conditions of the Company. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of our industry or our prospects, plans, financial position, or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events, or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Additionally, forward–looking statements speak only as of the date they are made; the Company does not assume any duty, does not undertake, and specifically disclaims any obligation to update such forward–looking statements, whether written or oral, that may be made from time to time, whether because of new information, future events, or otherwise, except as required by law. Furthermore, because forward–looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those indicated in or implied by such forward-looking statements because of a variety of factors, many of which are beyond the control of the Company. Further, factors identified herein are not necessarily all of the factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by any of the forward-looking statements. Other factors, including unknown or unpredictable factors, also could harm the Company. Accordingly, you should consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements made by the Company and not place undue reliance on forward-looking statements. The risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements include, but are not limited to, the following: the possibility that the anticipated benefits of the LNKB Merger will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company does business; the possibility that we may be unable to achieve expected synergies and operating efficiencies of the LNKB Merger within the expected timeframes or at all and to successfully integrate LNKB’s operations and those of the Company; such integration may be more difficult, time-consuming or costly than expected; revenues following the LNKB Merger may be lower than expected; the Company’s success in executing its business plans and strategies and managing the risks involved in the foregoing; the dilution caused by the Company’s issuance of additional shares of its capital stock in connection with the LNKB Merger; costs or difficulties associated with newly developed or acquired operations; changes in general economic, political, or market trends (either nationally or locally in the areas in which we conduct, or will conduct, business), including inflation, changes in interest rates, market volatility and monetary fluctuations, and changes in federal government policies and practices, including the impact of the federal government shutdown that began in October 2025 and with respect to spending on industries concentrated in our market area, as well as the impact from recently announced and future tariffs on the markets we serve; increased competition; changes in consumer confidence and demand for financial services, including changes in consumer borrowing, repayment, investment, and deposit practices; changes in asset quality and credit risk; our ability to control costs and expenses; adverse developments in borrower industries or declines in real estate values; changes in and compliance with federal and state laws and regulations that pertain to our business and capital levels; our ability to raise capital as needed; the impact, extent and timing of technological changes; the effects of any cybersecurity breaches or events; the development and use of artificial intelligence (“AI”) in business processes, services, and products, including emerging external focus among regulators and other officials related to risks in connection with the development and use of AI; the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts and tensions, or public health events (such as pandemics), and of governmental and societal responses thereto; and the other factors discussed in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of the Company's Annual Report on Form 10–K for the year ended December 31, 2025 and in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors in this Form 10-Q.
Overview
Burke & Herbert was organized as a Virginia corporation in 2022 to serve as the holding company for the Bank. Burke & Herbert became a bank holding company when it commenced operations on October 1, 2022, following a reorganization transaction in which it acquired control of the Bank under the BHCA. This transaction was treated as an internal reorganization as all shareholders of the Bank became shareholders of Burke & Herbert. Burke & Herbert has no material operations other than owning the Bank. In September 2023, Burke & Herbert elected to become a financial holding company under the BHCA. As a financial holding company of a Virginia state bank, Burke & Herbert is subject to regulation, supervision, and examination by the Federal Reserve and the Virginia BFI. The Bank is a Virginia chartered commercial bank that commenced operations in 1852. The Bank became a member of the Federal Reserve System on December 31, 2024. The Bank is subject to regulation, supervision, and examination by the Federal Reserve (through the Federal Reserve Bank of Richmond) and the Virginia BFI.
The Bank’s primary market area includes northern Virginia and West Virginia, and as of March 31, 2026, it has over 77 branches and commercial loan offices across Delaware, Kentucky, Maryland, Virginia, and West Virginia. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.

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
As of March 31, 2026, we had total consolidated assets of $7.9 billion, gross loans of $5.4 billion, total deposits of $6.3 billion, and total shareholders’ equity of $864.5 million. As of March 31, 2026, we had 830 full-time employees. None of our employees are covered by a collective bargaining agreement.
Merger With LINKBANCORP, Inc.
Effective on May 1, 2026, Burke & Herbert Financial Services Corp., a Virginia corporation, completed its previously announced merger with LINKBANCORP, Inc., a Pennsylvania corporation, pursuant to the LNKB Merger Agreement between Burke & Herbert and LNKB. See Note 1 - Nature of Business Activities and Significant Accounting Policies, in Notes to Consolidated Financial Statements for additional information regarding the LNKB merger.
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
Business Combination and Goodwill
For acquisitions, we are required to record the assets acquired, including identified intangible assets such as core deposit intangibles, and the liabilities assumed at their respective fair values. The difference between consideration and the net fair value of assets acquired is recorded as goodwill. Management uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for purchased credit deteriorated (“PCD”) and purchased seasoned loans (“PSL”) loans is recognized within acquisition accounting. The allowance for credit losses for non-PCD and non-PSL assets is recognized as provision for credit losses in the same reporting period as the acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated life of the acquired assets or assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the acquisition. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations. The carrying value of goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.
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
The Company currently has set an initial reasonable and supportable forecast period of two years with subsequent immediate reversion to the historical average loss rates in remaining periods of the modeled contractual terms. Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable forecast and the subsequent reversion to historical loss information on collectively evaluated loans. As the reasonable and supportable forecast and reversion period forecast reflects the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative adjustments considered by management include the following: (i) management’s assessment of macroeconomic forecasts used in the model and how those forecasts align with management’s overall evaluation of current expected credit conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio, and external factors that may ultimately impact credit quality; and (iii) underwriting and delinquency trends. The qualitative factors applied at March 31, 2026, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. Management reviews supplemental data sources including historical net charge-off rates and data measuring other specific credit outcomes from its systems of record in supporting qualitative factors. However, qualitative factor evaluations are inherently imprecise and require significant management judgment.
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
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company must consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the results of recent operations. A valuation allowance is recognized for a deferred tax asset if, based on the available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. See Note 8 — Income Taxes, in Notes to the December 31, 2025, Consolidated Financial Statements of the Company for additional information.

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
The Bank continues to monitor its commercial real estate portfolio by reviewing various credit risk and concentration reports. The Bank’s exposure to CRE at March 31, 2026, was $2.8 billion, or 51.9%, of its gross loan portfolio, not including owner-occupied commercial real estate and acquisition, construction & development. Commercial real estate as a percent of total assets at March 31, 2026, was 35.4%, not including owner-occupied commercial real estate and acquisition, construction & development. Including owner-occupied commercial real estate and acquisition, construction & development, total exposure was at $3.7 billion, or 69.1%, of our total gross loans and 47.2% of total assets at March 31, 2026.
Loan balances by portfolio segment amortized cost (in thousands) and by percentage of our total gross loan portfolio at March 31, 2026, were as follows:

	March 31, 2026
	Amortized Cost	Percentage
Commercial real estate	$2,806,846	51.9%
Owner-occupied commercial real estate	579,365	10.7
Acquisition, construction & development	352,686	6.5
Commercial & industrial	504,229	9.4
Single family residential (1-4 units)	1,128,740	20.9
Consumer non-real estate and other	32,801	0.6
Total gross loans	$5,404,667	100.0%
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
The tables below present the Company’s commercial real estate, owner-occupied commercial real estate, and acquisition, construction & development portfolios by collateral type and geographic location as of March 31, 2026 (in thousands).

	Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Retail Real Estate	$308,099	$62,863	$97,696	$38,831	$93,640	$601,129	21.4%
Multi-Family	228,517	100,220	29,206	77,503	29,270	464,716	16.6
Office Buildings/Condos	234,939	33,561	131,080	66,599	56,805	522,984	18.6
Hotels/Motels	99,065	46,460	105,145	36,933	84,319	371,922	13.3
Industrial/Warehouse	241,484	12,129	34,700	—	—	288,313	10.2
Self-Storage	53,926	21,994	1,401	—	41,995	119,316	4.3
Nursing-Assisted Living	41,692	26,250	6,238	—	37,080	111,260	4.0
Restaurants	14,958	2,253	10,081	5,140	3,900	36,332	1.3
Gas Stations	7,737	1,481	1,927	14,292	2,286	27,723	1.0
Other	171,739	7,631	15,610	46,685	21,486	263,151	9.3
Total	$1,402,156	$314,842	$433,084	$285,983	$370,781	$2,806,846	100.0%

	Owner-Occupied Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Office Buildings/Condos	$58,193	$29,396	$14,964	$719	$8,118	$111,390	19.2%
Retail	43,941	34,492	12,032	—	14,979	105,444	18.3
Industrial/Warehouse	41,100	12,577	1,232	—	11,047	65,956	11.4
Gas Stations	27,046	9,547	4,401	—	18,343	59,337	10.2
Restaurants	7,216	7,612	3,933	—	10,135	28,896	5.0
Churches/Religious Organizations	16,377	7,399	906	224	2,582	27,488	4.7
Coal, oil, gas, and natural resource extraction	538	5,947	—	—	—	6,485	1.1
Private School	14,165	—	—	—	—	14,165	2.4
Other	94,129	19,446	29,750	314	16,565	160,204	27.7
Total	$302,705	$126,416	$67,218	$1,257	$81,769	$579,365	100.0%

	Acquisition, Construction & Development by Collateral Type and Geographic Location
	VA	WV	MD	DC	Other	Total	Percentage
Multi-Family	$22,897	$—	$43,088	$28,945	$36,182	$131,112	37.2%
Land	101,817	20,677	12,990	—	5,776	141,260	40.1
Office Buildings/Condos	4,470	—	1,124	—	6,881	12,475	3.5
Self-Storage	5,423	—	23,673	—	—	29,096	8.2
Retail Real Estate	1,492	—	—	—	944	2,436	0.7
Residential For-Sale	597	1,022	—	—	—	1,619	0.5
Other	12,311	15,705	4,189	—	2,483	34,688	9.8
Total	$149,007	$37,404	$85,064	$28,945	$52,266	$352,686	100.0%

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
The Bank believes its underwriting and monitoring standards for commercial real estate loans are sufficient to evaluate its loan portfolio and keep it from incurring significant losses. The largest concentration of the Bank’s commercial real estate loans are in Virginia (approximately 49.6%), and the Bank does not have significant exposure to any economic areas of the country that are underperforming the national economy. Additionally, the Bank’s overall exposure to the “Office Building / Condo” collateral type is 17.3% of total commercial real estate loans, including owner-occupied commercial real estate and acquisition, construction & development. The Bank believes that the combined loan portfolio is well-diversified, generally seasoned, manageable, and will outperform the industry in terms of performance through the economic cycle; however, our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans. For further discussion see Part II, Item 1A. “Risk Factors”.
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
As of March 31, 2026, and December 31, 2025, the Bank complied with all regulatory capital standards and qualifies as “well capitalized.” Note 8 - Regulatory Capital Matters in Notes to Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
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
Key Factors Affecting Financial Performance
We face a variety of risks that may impact various aspects of our financial performance from time to time. The extent of such impacts may vary depending on factors such as the current business and economic conditions, political and regulatory environment, and operational challenges. Many of these risks and our risk management strategies are described in more detail elsewhere in this Report as well as with the audited consolidated financial statements and notes for the year ended December 31, 2025, included in our Form 10-K.
Our success will depend upon, among other things, the following factors that we manage or control:
•Effectively managing capital and liquidity, including:
•Continuing to maintain and, over time, grow our deposit base as a low-cost stable funding source,
•Prudent liquidity and capital management to meet evolving regulatory capital, capital planning, stress testing, and liquidity standards, and
•Actions we take within the capital and other financial markets,
•Our ability to manage any material costs related to the execution of our strategic priorities, including increased employees, infrastructure, compliance, and other costs in a profitable manner over the long term,
•Management of credit risk and interest rate risk in our portfolio,
•Our ability to continue to attract customers and compete with other banks and financial services providers in our markets,
•Our ability to manage and implement strategic business objectives within the changing regulatory environment,
•The impact of legal and regulatory-related contingencies,
•The appropriateness of critical accounting estimates and related contingencies,
•Our ability to manage operational risks related to new products and services, changes in processes and procedures, or the implementation of new technology, and
•The ability to make investments to promote compliance with existing and evolving regulatory requirements that will increase as the Company grows and will result in increased administrative expenses that we did not previously incur, which costs may materially increase our general and administrative expenses, and
•Our success realizing the expected benefits of the LNKB Merger and integrating the operations and customers of LNKB, and continuing to efficiently satisfy the obligations associated with being a public company, all of which will require significant resources and management attention and may divert management’s attention from our business operations.
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

Selected Financial Data
The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of March 31, 2026, and March 31, 2025, and the selected income statement data for the three months ended March 31, 2026, and March 31, 2025, have been derived from our consolidated financial statements included elsewhere in this Form 10-Q and in other filings we have submitted with the SEC and should be read in conjunction with the other information contained in this Form 10-Q.

	For the Period Ended March 31,
(In thousands, except ratios, share and per share data)	2026	2025
Selected Financial Condition Data:
Total assets	$7,927,711	$7,838,090
Total cash and cash equivalents	69,592	148,846
Total investment securities, at fair value	1,826,037	1,436,869
Net loans	5,336,712	5,579,754
Company-owned life insurance	214,606	184,018
Premises and equipment, net	136,806	132,289
Total deposits	6,332,265	6,541,871
Short-term borrowings	525,000	300,000
Total shareholders’ equity	864,504	758,000
Common shareholders’ equity	854,091	747,587

	As of or for the Three Months Ended March 31,
	2026	2025
Selected Operating Data:
Interest income	$105,456	$110,786
Interest expense	33,613	37,799
Net interest income	71,843	72,987
Provision for credit losses	12	501
Total non-interest income	12,853	10,023
Total non-interest expenses	51,381	49,664
Income before income taxes	33,303	32,845
Income tax expense	5,954	5,644
Preferred stock dividends	225	225
Net income applicable to common shares	27,124	26,976

Per Share Data:
Average shares of common stock outstanding, basic	15,037,330	14,976,483
Average shares of common stock outstanding, diluted	15,131,481	15,026,376
Total shares of common stock outstanding	15,045,941	14,982,807
Basic net income per common share	$1.80	$1.80
Diluted net income per common share	1.79	1.80
Dividends declared per common share	0.55	0.55
Common stock dividend payout ratio (1)	30.73%	30.56%
Book value per common share (at period end)	$56.77	$49.90

	As of or for the Three Months Ended March 31,
	2026	2025
Performance Ratios:
Return on average assets	1.39%	1.41%
Return on average common equity (2)	12.77	14.78
Interest rate spread (3)	3.53	3.55
Net interest margin (4)	4.09	4.18
Efficiency ratio (5)	60.67	59.83

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets	13.78%	11.77%
Total risk-based capital to risk-weighted assets	16.52	14.79
Tier 1 capital to risk-weighted assets	14.22	12.20
Tier 1 capital to average assets (leverage ratio)	11.27	10.12

Asset Quality Ratios:
Allowance coverage ratio	1.26%	1.20%
Allowance for credit losses as a percentage of non-performing loans	86.50	104.63
Net charge-offs to average outstanding loans during the period	0.00	0.02
Non-performing loans as a percentage of total loans	1.45	1.15
Non-performing assets as a percentage of total assets	1.03	0.86

Other Data:
Number of full-service branches	77	77
Number of full-time equivalent employees	830	814
(1) Common stock dividend payout ratio represents per share dividends declared divided by diluted earnings per share.
(2) Return on average common equity computed using total average common equity at period-end.
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

Results of Operations for the Three Months Ended March 31, 2026, and March 31, 2025
General
Net income applicable to common shares for the three months ended March 31, 2026, was $27.1 million, compared to net income applicable to common shares of $27.0 million during the three months ended March 31, 2025. The $0.1 million increase was due to a decrease in interest expense, and an increase in non-interest income, partially offset by a decrease in interest income, and an increase in non-interest expense for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Net interest income decreased by $1.1 million to $71.8 million for the three months ended March 31, 2026, compared to $73.0 million for the three months ended March 31, 2025. The main driver for this decrease was results that reflect lower interest income, primarily related to lower accretion income, which was partially offset by lower interest expense when compared to the three months ended March 31, 2025.
For the three months ended March 31, 2026, the Company recorded credit provision expense of $12.0 thousand compared to a provision of $501.0 thousand for the three months ended March 31, 2025. For the three months ended March 31, 2026, credit loss expense on loans and AFS securities was $213.0 thousand compared to $900.0 thousand for the three months ended March 31, 2025. For the three months ended March 31, 2026, credit loss expense on loans and AFS securities was offset by a credit expense recapture of $201.0 thousand on off-balance sheet credit exposures. For the three months ended March 31, 2025, credit loss expense on loans and AFS securities was offset by a credit expense recapture of $398.8 thousand on off-balance sheet credit exposures.
Non-interest income increased by $2.8 million, or 28.2%, to $12.9 million for the three months ended March 31, 2026, as compared to $10.0 million for the three months ended March 31, 2025. Increases in fiduciary and wealth management, net gains on securities, income from company-owned life insurance, and other non-interest income exceeded declines in service charges and fees income and bank debit and other card revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Non-interest expense increased by $1.7 million, or 3.5%, to $51.4 million for the three months ended March 31, 2026, as compared to $49.7 million for the three months ended March 31, 2025. The increase was primarily due to increases in salaries and wages, pensions and other employee benefits, equipment rentals, depreciation and maintenance, FDIC and other regulatory assessments and other operating expense for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increases were partially offset by a decrease in core deposit intangible amortization for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
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
Net interest income totaled $71.8 million for the three months ended March 31, 2026, compared to $73.0 million for the three months ended March 31, 2025. The decrease in net interest income was primarily driven by results that reflect lower interest income, primarily related to lower accretion income, partially offset by lower interest expense related to lower deposit rates when compared to the three months ended March 31, 2025. Accretion income associated with acquired loans totaled $6.8 million for the three months ended March 31, 2026, compared to $11.4 million for the three months ended March 31, 2025. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $1.4 million for the three months ended March 31, 2026, compared to $2.2 million for the three months ended March 31, 2025.

The tax-adjusted net interest margin was 4.09% for the three months ended March 31, 2026, compared to 4.18% for the three months ended March 31, 2025. The decrease in tax-adjusted net interest margin was primarily driven by results that reflect lower interest income, primarily related to lower accretion income, partially offset by lower interest expense related to lower deposit rates, when compared to the three months ended March 31, 2025.
The yield for the taxable loan portfolio was 6.64% for the three months ended March 31, 2026, compared to 6.96% for the three months ended March 31, 2025. The decrease was primarily the result of lower accretion income for three months ended March 31, 2026 compared to the three months ended March 31, 2025.
The tax-adjusted yield on the total investment securities portfolio was 4.05% for the three months ended March 31, 2026, compared to 3.85% for the three months ended March 31, 2025. The increase was primarily the result of an increase in balance of higher-yielding securities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
The yield on interest-bearing deposits decreased to 2.16% during the three months ended March 31, 2026, from 2.53% during the three months ended March 31, 2025. The decrease was primarily due to lower market interest rates on deposit products reflecting decreases in the Federal Funds Rate and other market rates.
The yield on our short-term borrowings for the three months ended March 31, 2026, was 3.78%, compared to 3.88% for the three months ended March 31, 2025. The decrease was due to decreases in the Federal Funds Rate and other short-term market rates and the addition of derivative swaps that decreased our cost of borrowing. The yield on our subordinated debt assumed in the Summit Merger was 10.46% for the three months ended March 31, 2026, compared to 9.85% for the three months ended March 31, 2025.
The following table sets forth the major components of net interest income and the related yields and rates for the three months ended March 31, 2026, and March 31, 2025, for comparison (dollars in thousands).

	For the Three Months Ended March 31,
	2026			2025
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Loans, gross (1)(2)	$5,380,967	$88,083	6.64%	$5,651,937	$97,031	6.96%
Tax-exempt loans (1)(2)	2,903	51	7.12	4,057	59	5.90
Total loans	5,383,870	88,134	6.64	5,655,994	97,090	6.96
Interest-earning deposits and fed funds sold	70,361	738	4.25	40,757	579	5.76
Taxable AFS securities and other securities (3)	1,128,486	10,513	3.78	1,039,391	9,862	3.85
Tax-exempt AFS securities (3)(4)	696,580	7,699	4.48	435,789	4,136	3.85
Total securities	1,825,066	18,212	4.05	1,475,180	13,998	3.85
Total interest-earning assets	7,279,297	107,084	5.97	7,171,931	111,667	6.31
Non-interest-earning assets	633,801			596,807
Total assets	$7,913,098			$7,768,738

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,332,090			$1,371,615
Interest-bearing demand	2,286,206	11,161	1.98%	2,216,243	11,816	2.16%
Money market & savings	1,675,034	7,558	1.83	1,633,307	8,139	2.02
Brokered CDs & time deposits	1,044,605	8,001	3.11	1,253,841	11,896	3.85
Total interest-bearing deposits	5,005,845	26,720	2.16	5,103,391	31,851	2.53
Total deposits	6,337,935	26,720	1.71	6,475,006	31,851	1.99
Borrowings:
Short-term borrowings and other	496,501	4,624	3.78	336,245	3,219	3.88
Subordinated debt borrowings	87,979	2,269	10.46	112,383	2,729	9.85
Total interest-bearing liabilities	5,590,325	33,613	2.44	5,552,019	37,799	2.76
Non-interest-bearing liabilities	118,995			94,274
Equity	871,688			750,830
Total liabilities and equity	$7,913,098			$7,768,738

Taxable-equivalent net interest income /net interest spread (5)		73,471	3.53%		73,868	3.55%
Taxable-equivalent net interest margin (6)			4.09%			4.18%
Taxable-equivalent net adjustment		(1,628)			(881)
Net interest income		$71,843			$72,987
Net interest-earning assets	$1,688,972			$1,619,912
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

	Three Months Ended
	March 31, 2026	March 31, 2025
GAAP Financial Measurements
Interest income - Loans	$88,083	$97,031
Interest income - Tax-exempt loans	40	46
Interest income - Taxable AFS securities and other securities	9,758	9,487
Interest income - Tax-exempt AFS securities	6,082	3,267
Interest income - Other interest income	1,493	955
Total Interest Income	105,456	110,786

Interest expense - Deposits	26,720	31,851
Interest expense - Borrowed funds	4,590	3,192
Interest expense - Subordinated debt	2,269	2,729
Interest expense - Other	34	27
Total interest expense	33,613	37,799

Total net interest income	$71,843	$72,987

Non-GAAP Financial Measurements
Add: Tax benefit on tax-exempt interest income	$1,628	$881
Total tax benefit on tax-exempt interest income (1)	1,628	881
Tax-equivalent net interest income	$73,471	$73,868
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the three months ended March 31, 2026, and March 31, 2025, are annualized using actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Three Months Ended March 31, 2026, compared to March 31, 2025
	Dollar Increase (Decrease) Due to Change in:
	Average Volume	Average Yield / Rate	Net Change
Income from the interest-earning assets:
Loans,(1) gross	$(4,671)	$(4,285)	$(8,956)
AFS securities and other securities (1)	3,320	894	4,214
Interest-bearing deposits and fed funds sold	421	(262)	159
Total interest income on interest-earning assets	(930)	(3,653)	(4,583)
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	373	(1,028)	(655)
Money market & savings	208	(789)	(581)
Brokered CDs & time deposits	(1,985)	(1,910)	(3,895)
Total interest expense on interest-bearing deposits	(1,404)	(3,727)	(5,131)
Borrowings
Short-term borrowings	1,534	(129)	1,405
Subordinated debt and other	(593)	133	(460)
Total borrowings	941	4	945
Total interest expense on interest-bearing liabilities	(463)	(3,723)	(4,186)
Taxable-equivalent net interest income	$(467)	$70	$(397)
(1)Yields and interest income on tax-exempt loans and securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $105.5 million for the three months ended March 31, 2026, compared to $110.8 million for the three months ended March 31, 2025, a decrease of 4.8%. The decrease in interest income was primarily due to lower accretion income when compared to the three months ended March 31, 2025. Interest income on loans decreased by $9.0 million and interest income on securities increased $3.1 million, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Accretion income associated with acquired loans totaled $6.8 million for the three months ended March 31, 2026, compared to $11.4 million for the three months ended March 31, 2025.
Interest Expense
Total interest expense was $33.6 million for the three months ended March 31, 2026, compared to $37.8 million for the three months ended March 31, 2025. The decrease in interest expense was due to results that reflect lower rates on interest-bearing liabilities, and lower amortization expense associated with fair value marks for liabilities acquired in the Summit Merger. Interest expense on interest-bearing deposits decreased by $5.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to lower market rates. Interest on subordinated debt acquired in the Summit Merger was $2.3 million for the three months ended March 31, 2026, compared to $2.7 million for the three months ended March 31, 2025. Interest expense on short-term borrowings amounted to $4.6 million for the three months ended March 31, 2026, compared to $3.2 million for the three months ended March 31, 2025, due to higher average balances. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $1.4 million for the three months ended March 31, 2026, compared to $2.2 million for the three months ended March 31, 2025.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $12.0 thousand for the three months ended March 31, 2026, compared to a provision of $501.0 thousand for the three months ended March 31, 2025. For the three months ended March 31, 2026, credit loss expense on loans and AFS securities was $213.0 thousand compared to $900.0 thousand for the three months ended March 31, 2025. For the three months ended March 31, 2026, credit loss expense on loans and AFS securities was offset by a credit expense recapture of $201.0 thousand on off-balance sheet credit exposures. For the three months ended March 31, 2025, credit loss expense on loans and AFS securities was offset by a credit expense recapture of $398.8 thousand on off-balance sheet credit exposures.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Three months ended March 31,		Increase (Decrease)
	2026	2025	Amount	Percent
Fiduciary and wealth management	$3,227	$2,443	$784	32.1%
Service charges and fees	1,855	2,178	(323)	(14.8)
Net gains (losses) on securities	1,799	1	1,798	NM
Income from company-owned life insurance	1,479	1,193	286	24.0
Bank debit and other card revenue	2,835	2,884	(49)	(1.7)
Other non-interest income	1,658	1,324	334	25.2
Total	$12,853	$10,023	$2,830	28.2%
Non-interest income increased 28.2% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The largest dollar increase was a $1.8 million increase in net gains on securities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was driven by an increase in sales in our AFS securities portfolio for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Increases in fiduciary and wealth management, income from company-owned life insurance, and other non-interest income exceeded declines in service charges and fees income and bank debit and other card revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The fiduciary and wealth management increase was driven by increased wealth and fiduciary services performance.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Three months ended March 31,		Increase (Decrease)
	2026	2025	Amount	Percent
Salaries and wages	$21,413	$20,941	$472	2.3%
Pensions and other employee benefits	5,370	5,136	234	4.6
Occupancy	4,027	4,045	(18)	(0.4)
Equipment rentals, depreciation and maintenance	4,188	4,084	104	2.5
Core deposit intangible amortization	3,684	4,298	(614)	(14.3)
ATM, card, and network expense	1,134	1,132	2	0.2
FDIC and other regulatory assessments	1,140	914	226	24.7
Other operating	10,425	9,114	1,311	14.4
Total	$51,381	$49,664	$1,717	3.5%
Non-interest expense increased $1.7 million, or 3.5%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by increases in salaries and wages, pensions and other employee benefits, equipment rentals, depreciation and maintenance, FDIC and other regulatory assessments, and other operating expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The largest dollar increase for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 was a $1.3 million increase in other operating expenses, mostly driven by an increase in merger related expenses. The largest dollar decrease was a $614.0 thousand decrease in core deposit intangible amortization which declined due to its accelerated amortization method. See Note 13 — Other Operating Expense in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $6.0 million for the three months ended March 31, 2026, an increase of $310.0 thousand from the tax expense of $5.6 million for the three months ended March 31, 2025. The increase was mostly due to additional state taxes incurred in the combined market area after the Summit Merger, for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, the effective tax rate was 17.9%, while the effective tax rate was 17.2% for March 31, 2025.

Analysis of Financial Condition for the Period Ended March 31, 2026, and December 31, 2025
Assets increased by $7.1 million to $7.9 billion as of March 31, 2026, compared to $7.9 billion as of December 31, 2025. Loans, net of ACL, was essentially flat at $5.3 billion as of March 31, 2026, increasing by $16.9 million from December 31, 2025. Deposits decreased by $71.7 million and amounted to $6.3 billion at March 31, 2026, compared to $6.4 billion at December 31, 2025. Short-term borrowings increased by $75.0 million to $525.0 million as of March 31, 2026, compared to $450.0 million at December 31, 2025. Subordinated debt and subordinated debt owed to unconsolidated subsidiary trusts, which were assumed in the Summit Merger, totaled $88.8 million at March 31, 2026, compared to $87.5 million at December 31, 2025.
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
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the three months ended March 31, 2026, the unrealized losses on our holdings increased $14.6 million from December 31, 2025.
The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at March 31, 2026, or at December 31, 2025.
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
The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment for March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$158,733	$—	$9,270	$149,463
Obligations of states and municipalities	1,054,158	1,868	65,757	990,269
Residential mortgage backed - agency	60,008	357	2,990	57,375
Residential mortgage backed - non-agency	379,401	1,097	8,012	372,486
Commercial mortgage backed - agency	72,465	29	810	71,684
Commercial mortgage backed - non-agency	100,064	282	1,969	98,377
Asset-backed	50,732	111	543	50,300
Other	36,954	186	1,057	36,083
Total	$1,912,515	$3,930	$90,408	$1,826,037

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$159,088	$—	$8,964	$150,124
Obligations of states and municipalities	977,104	5,414	59,944	922,574
Residential mortgage backed - agency	57,731	464	2,810	55,385
Residential mortgage backed - non-agency	221,443	1,860	5,211	218,092
Commercial mortgage backed - agency	74,253	250	607	73,896
Commercial mortgage backed - non-agency	112,082	584	1,557	111,109
Asset-backed	53,954	89	577	53,466
Other	32,162	158	1,012	31,308
Total	$1,687,817	$8,819	$80,682	$1,615,954
The investment maturity table below summarizes contractual maturities for our investment securities at March 31, 2026. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.6 years at March 31, 2026. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	March 31, 2026
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	—%	$158,733	1.34%	$—	—%	$—	—%	$158,733	1.34%
Obligations of states and municipalities	6,000	4.16	273,806	2.57	543,525	3.56	230,827	3.16	1,054,158	3.22
Residential mortgage backed - agency	—	—	25,872	4.66	26,284	2.72	7,852	4.27	60,008	3.76
Residential mortgage backed - non-agency	2,014	3.19	82,568	3.88	267,098	4.25	27,721	4.74	379,401	4.20
Commercial mortgage backed - agency	—	—	46,711	4.61	25,754	5.41	—	—	72,465	4.89
Commercial mortgage backed - non-agency	7,162	5.36	66,128	4.33	26,774	4.99	—	—	100,064	4.58
Asset-backed	2,610	5.23	33,268	4.94	14,854	4.69	—	—	50,732	4.88
Other	—	—	2,811	6.45	25,034	5.91	9,109	9.52	36,954	6.84
Total	$17,786	4.69%	$689,897	2.96%	$929,323	3.91%	$275,509	3.56%	$1,912,515	3.52%
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

The following tables set forth the composition of our loan portfolio as of the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
Commercial real estate	$2,806,846	$2,769,287
Owner-occupied commercial real estate	579,365	593,120
Acquisition, construction & development	352,686	386,870
Commercial & industrial	504,229	461,921
Single family residential (1-4 units)	1,128,740	1,127,684
Consumer non-real estate and other	32,801	48,794
Loans, gross	5,404,667	5,387,676
Allowance for credit losses	(67,955)	(67,823)
Loans, net	$5,336,712	$5,319,853
The loan portfolio, excluding ACL, at March 31, 2026, increased by $17.0 million from December 31, 2025, primarily due to growth in the commercial real estate and commercial & industrial loan segments.
The following table shows the maturity distribution for total loans outstanding as of March 31, 2026. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balance of loans is indicated by both fixed and floating rate categories in the table below (in thousands).

	March 31, 2026
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$286,860	$183,699	$1,037,733	$471,230	$221,911	$319,638	$2,159	$283,616	$2,806,846
Owner-occupied commercial real estate	17,824	6,824	148,444	38,085	94,326	171,213	10,367	92,282	579,365
Acquisition, construction & development	62,279	103,256	24,934	102,742	13,730	30,748	6,030	8,967	352,686
Commercial & industrial	14,230	207,295	116,265	84,891	28,772	32,322	16,941	3,513	504,229
Total commercial loans	381,193	501,074	1,327,376	696,948	358,739	553,921	35,497	388,378	4,243,126
Single family residential (1-4 units)	13,139	10,954	41,644	8,702	69,629	70,068	479,813	434,791	1,128,740
Consumer non-real estate and other	3,672	1,542	21,293	1,533	3,701	437	110	513	32,801
Total loans	$398,004	$513,570	$1,390,313	$707,183	$432,069	$624,426	$515,420	$823,682	$5,404,667
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
The Company’s asset quality metrics remain within the Company’s risk profile with adequate reserve coverage. The Company’s nonaccrual loan balances increased by $3.7 million from December 31, 2025, while the Company’s loans 90 days past due and still accruing increased $577.0 thousand from December 31, 2025. The Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned as of March 31, 2026, totaled $81.7 million, an increase of $4.7 million from $76.9 million at December 31, 2025.

The following table summarizes the Company’s non-performing assets as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Non-accrual loans	$74,359	$70,613
90 days past due and still accruing	4,200	3,623
Total non-performing loans	78,559	74,236

Other real estate owned	3,106	2,689

Total non-performing assets	$81,665	$76,925
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
The Company recorded a provision expense of $213.0 thousand and a provision of $900.0 thousand on loans for the three months ended March 31, 2026, and March 31, 2025, respectively.
Gross charged-off loans were $490.0 thousand and $1.4 million for the three months ended March 31, 2026, and March 31, 2025, respectively. Gross recoveries totaled $409.0 thousand and $237.0 thousand for the three months ended March 31, 2026, and March 31, 2025, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.26% and 1.20% as of March 31, 2026, and March 31, 2025, respectively.

The following table summarizes the changes in the Company’s credit loss experience by portfolio for the three months ended March 31, 2026, and 2025 (dollars in thousands):

	Three months ended
	March 31, 2026	March 31, 2025
Loans outstanding at end of period	$5,404,667	$5,647,507
Balance of allowance at beginning of period	(67,823)	(68,040)
Allowance established for acquired PCD Loans	—	—
Loans charged-off:
Commercial real estate	—	—
Owner-occupied commercial real estate	65	687
Acquisition, construction & development	—	—
Commercial & industrial	—	93
Residential	65	33
Consumer non-real estate and other	360	611
Total loans charged-off	490	1,424
Recoveries of loans charged-off:
Commercial real estate	(6)	(6)
Owner-occupied commercial real estate	—	—
Acquisition, construction & development	—	—
Commercial & industrial	(11)	(4)
Residential	(108)	(132)
Consumer non-real estate and other	(284)	(95)
Total recoveries of loans charged-off	(409)	(237)
Net loan charge-offs (recoveries)	81	1,187
Provision for (recapture of) credit losses for the period	213	900
Ending allowance	$(67,955)	$(67,753)

Average loans outstanding during the period	$5,383,870	$5,655,994
Allowance coverage ratio (1)	1.26%	1.20%
Net charge-offs to average outstanding loans during the period (2)	0.00	0.02
Allowance for credit losses as a percentage of non-performing loans (3)	86.50	104.63
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

The following table summarizes the ACL by portfolio with a comparison of the percentage composition in relation to total ACL and allowance for credit losses and total loans as of March 31, 2026, and December 31, 2025 (dollars in thousands).

	March 31, 2026
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated ACL	Percent of Loans in Each Category to Total Loans
Commercial real estate	$27,001	39.74%	51.93%
Owner-occupied commercial real estate	3,150	4.64	10.72
Acquisition, construction & development	16,773	24.68	6.53
Commercial & industrial	8,191	12.05	9.33
Residential	11,928	17.55	20.88
Consumer non-real estate and other	912	1.34	0.61
Total	$67,955	100.00%	100.00%

	December 31, 2025
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$26,190	38.62%	51.40%
Owner-occupied commercial real estate	2,760	4.07	11.01
Acquisition, construction & development	17,221	25.39	7.18
Commercial & industrial	8,227	12.13	8.57
Residential	12,536	18.48	20.93
Consumer non-real estate and other	889	1.31	0.91
Total	$67,823	100.00%	100.00%
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
As of March 31, 2026, the Company has available unused borrowing capacity of $4.7 billion through its available lines of credit with the FHLB of Atlanta, the Federal Reserve Borrower-In-Custody Program line, and unsecured federal fund lines of credit from correspondent banking relationships. Advances on credit lines are secured by both securities and loans.
The following table shows certain information regarding short-term borrowings as of the three months ended March 31, 2026, and December 31, 2025, respectively (dollars in thousands):

Balance at end of period	March 31, 2026	December 31, 2025
Short-term borrowings	$525,000	$450,000
Weighted average interest yield	3.78%	3.90%
The following table shows certain information regarding long-term debt as of the three months ended March 31, 2026, and December 31, 2025, respectively (dollars in thousands):

Balance at end of period	March 31, 2026	December 31, 2025
Subordinated debentures, net	$71,510	$70,222
Subordinated debentures owed to unconsolidated subsidiary trusts	17,331	17,268
Total long-term debt	$88,841	$87,490

Weighted average interest yield	10.46%	9.85%
Deposits
Total deposits decreased by $71.7 million from December 31, 2025, to March 31, 2026, primarily due to a decrease in brokered deposits of $61.0 million. The Company’s brokered time deposits amounted to $3.4 million as of March 31, 2026, and $64.4 million at December 31, 2025. All of the Company’s brokered deposits are in the form of certificates of deposits that are insured by the FDIC. Excluding the brokered deposit balance, the total deposit balance decreased by $10.7 million from December 31, 2025 to March 31, 2026.
The following table sets forth the balance of each category of deposits as of the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
	Balance	Balance
Demand, non-interest-bearing	$1,367,050	$1,336,380
Demand, interest-bearing	2,243,090	2,330,181
Money market and savings	1,701,707	1,665,304
Brokered deposits	3,431	64,410
Time deposits, other	1,016,987	1,007,666
Total interest-bearing	4,965,215	5,067,561
Total deposits	$6,332,265	$6,403,941
The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 in the amounts of $2.1 billion and $2.1 billion at March 31, 2026, and December 31, 2025, respectively. The Company does not have material deposit concentration risk to any significant market, industry or individual at March 31, 2026 or December 31, 2025.

The following table sets forth maturity ranges of time deposits as of March 31, 2026, that meet or exceed the FDIC insurance limit (in thousands).

March 31, 2026
Due within 3 months or less	$120,826
Due after 3 months and within 6 months	106,448
Due after 6 months and within 12 months	65,648
Due after 12 months	9,316
Total uninsured, time deposits	$302,238
Shareholders’ Equity
Total shareholders’ equity at March 31, 2026, was $864.5 million, compared to $854.6 million at December 31, 2025. Shareholders’ equity increased by $9.9 million mostly due to an increase in earnings since December 31, 2025. Accumulated other comprehensive loss increased by $10.0 million from December 31, 2025, to March 31, 2026, from $(59.0) million to $(69.0) million due to an increase in unrealized losses in our securities portfolio.

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

	As of March 31, 2026	As of December 31, 2025
Change in Interest Rates (in Basis Points)	Percentage Change in Earnings	Percentage Change in Earnings
200	(3.7)%	(2.7)%
100	(1.5)	(1.0)
(100)	0.5	0.1
(200)	1.2	0.3
(300)	3.3	2.3
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at March 31, 2026, and December 31, 2025.

	As of March 31, 2026	As of December 31, 2025
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
200	(9.4)%	(8.3)%
100	(4.4)	(3.8)
(100)	3.4	2.7
(200)	4.8	3.3
(300)	4.8	2.4

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in our Form 10-K for the year ended December 31, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 25, 2025, the Company announced that its Board authorized a share repurchase program pursuant to which the Company may purchase up to $50.0 million of the Company’s Common Stock in the open market or in privately negotiated transactions. The Company made no open market or private purchases for the three months ended March 31, 2026.

The following table provides information about the Company’s purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
January 1 - 31, 2026	3,743	$64.67	—	$50,000,000
February 1 - 28, 2026	—	—	—	50,000,000
March 1 - 31, 2026	104	61.97	—	50,000,000
(1) Shares purchased during the period that were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.
(2) No shares were purchased by the Company under any share repurchase program during the quarter ended March 31, 2026.
(3) The Company’s share repurchase program was authorized on April 25, 2025.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
(c) Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.     Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger between Burke & Herbert Financial Services Corp. and LINKBANCORP, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K, filed December 18, 2025)
3.1*	Articles of Incorporation Burke & Herbert Financial Services Corp. as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed August 13, 2024)
3.2*	Bylaws of Burke & Herbert Financial Services Corp. as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K, filed May 1, 2026)
10.1#	Employment Agreement dated August 24, 2023 by and between Burke & Herbert Bank & Trust Company and Bradford Ritchie.
10.2#	Employment Agreement dated August 24, 2023 by and between Burke & Herbert Bank & Trust Company and Robert S. Tissue.
10.3*	Executive Salary Continuation Agreement dated January 1, 2008 and effective January 1, 2005 by and between Summit Community Bank and H. Charles Maddy, III.
10.4*	Executive Salary Continuation Agreement dated February 23, 2012 by and between Summit Community Bank and Bradford E. Ritchie.
10.5*	Form of Executive Salary Continuation Agreement dated January 1, 2008 and effective January 1, 2005 by and between Summit Financial Group, Inc. and Robert S. Tissue.
10.6#	Burke & Herbert Financial Services Corp. 2019 Stock Incentive Plan Form of Restricted Stock Unit Award.
10.7#	Burke & Herbert Financial Services Corp. 2023 Stock Incentive Plan Form of Grant of Performance Restricted Stock Unit Awards.
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#
The following materials from the registrant’s Form 10-Q Report for the quarterly period ended March 31, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104#	The cover page of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (contained in Exhibit 101).
__________________
*    Previously filed
#    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2026

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board and Chief Executive Officer

By:	/s/ Roy E. Halyama
Name:	Roy E. Halyama
Title:	Executive Vice President, Chief Financial Officer