Form 10-Q
period 2026-06-30
Burke & Herbert Financial Services Corp.
filed 2026-08-07
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2026, there were 20,187,033 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information
Item 1.     Financial Statements
Burke & Herbert Financial Services Corp. Consolidated Financial Statements:

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
Assets
Cash and due from banks	$116,443	$53,497
Interest-earning deposits with banks	50,710	235,630
Cash and cash equivalents	167,153	289,127
Securities available-for-sale, at fair value	1,963,038	1,615,954
Restricted stock, at cost	56,850	42,187
Loans held-for-sale	2,074	365
Loans	7,999,765	5,387,676
Allowance for credit losses	(94,470)	(67,823)
Net loans	7,905,295	5,319,853
Other real estate owned	2,934	2,689
Premises and equipment, net	150,698	136,809
Accrued interest receivable	50,007	35,442
Intangible assets	80,754	41,747
Goodwill	118,345	34,149
Company-owned life insurance	269,046	213,200
Other assets	225,106	189,104
Total Assets	$10,991,300	$7,920,626

Liabilities and Shareholders’ Equity
Liabilities
Non-interest-bearing deposits	$2,058,076	$1,336,380
Interest-bearing deposits	6,910,006	5,067,561
Total deposits	8,968,082	6,403,941
Short-term borrowings	525,000	450,000
Subordinated debentures, net	134,789	70,222
Subordinated debentures owed to unconsolidated subsidiary trusts	17,394	17,268
Accrued interest and other liabilities	143,856	124,546
Total Liabilities	9,789,121	7,065,977

Commitments and contingent liabilities (see Note 10)

Shareholders’ Equity
Preferred stock and related surplus, $1.00 par value per share; 2,000,000 shares authorized; 1,500 shares issued and outstanding at June 30, 2026; 1,500 shares issued and outstanding at December 31, 2025	10,413	10,413
Common Stock	10,368	7,800
$0.50 par value; 40,000,000 shares authorized, 20,736,461 shares issued and 20,165,171 shares outstanding at June 30, 2026; 40,000,000 shares authorized, 15,599,814 shares issued and 15,028,524 shares outstanding at December 31, 2025

Common stock, additional paid-in capital	734,764	405,922
Retained earnings	533,855	517,058
Accumulated other comprehensive income (loss)	(59,637)	(58,960)
Treasury stock	(27,584)	(27,584)
571,290 shares, at cost, at June 30, 2026, and 571,290 shares, at cost, at December 31, 2025
Total Shareholders’ Equity	1,202,179	854,649
Total Liabilities and Shareholders’ Equity	$10,991,300	$7,920,626

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income
Taxable loans, including fees	$116,770	$96,803	$204,853	$193,834
Tax-exempt loans, including fees	55	43	95	89
Taxable securities	11,329	9,303	21,087	18,790
Tax-exempt securities	7,605	3,939	13,687	7,206
Other interest income	1,228	1,770	2,721	2,725
Total interest income	136,987	111,858	242,443	222,644
Interest expense
Deposits	35,018	30,431	61,738	62,282
Short-term borrowings	5,897	4,438	10,487	7,630
Subordinated debt	2,990	2,730	5,259	5,459
Other interest expense	40	26	74	53
Total interest expense	43,945	37,625	77,558	75,424
Net interest income	93,042	74,233	164,885	147,220

Credit loss expense (recapture) - loans and available-for-sale securities	(833)	717	(620)	1,617
Credit loss expense (recapture) - off-balance sheet credit exposures	2,212	(93)	2,011	(492)
Total provision for credit losses	1,379	624	1,391	1,125
Net interest income after credit loss expense	91,663	73,609	163,494	146,095

Non-interest income
Fiduciary and wealth management	3,100	2,425	6,327	4,868
Service charges and fees	2,286	2,130	4,141	4,308
Net (loss) gain on securities	(1,868)	38	(69)	39
Income from company-owned life insurance	3,207	2,982	4,686	4,175
Bank debit and other card revenue	3,421	3,024	6,256	5,908
Other non-interest income	3,703	2,278	5,361	3,602
Total non-interest income	13,849	12,877	26,702	22,900

Non-interest expense
Salaries and wages	41,378	21,320	62,791	42,261
Pensions and other employee benefits	5,787	4,067	11,157	9,203
Occupancy	6,654	3,521	10,681	7,566
Equipment rentals, depreciation and maintenance	6,934	4,100	11,122	8,184
Core deposit intangible amortization	5,530	3,888	9,214	8,186
ATM, card and network expense	1,389	1,314	2,523	2,446
FDIC and other regulatory assessments	1,576	1,088	2,716	2,002
Other operating	24,258	10,007	34,683	19,121
Total non-interest expense	93,506	49,305	144,887	98,969

Income before income taxes	12,006	37,181	45,309	70,026
Income tax expense	2,524	7,284	8,478	12,928

Net income	9,482	29,897	36,831	57,098
Preferred stock dividends	225	225	450	450
Net income applicable to common shares	$9,257	$29,672	$36,381	$56,648

Earnings per common share:
Basic	$0.50	$1.98	$2.17	$3.78
Diluted	0.50	1.97	2.16	3.77
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$9,482	$29,897	$36,831	$57,098
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gain (loss) arising during period, net of tax of ($2,374) and ($43) for the three months ended June 30, 2026, and June 30, 2025, respectively, net of tax of $559 and ($2,560) for the six months ended June 30, 2026, and June 30, 2025, respectively	7,998	145	(1,884)	8,571
Reclassification adjustment for loss (gain) on securities, net of tax of ($427) and $9 for the three months ended June 30, 2026, and June 30, 2025, respectively, net of tax of ($16) and $9 for the six months ended June 30, 2026, and June 30, 2025, respectively	1,440	(29)	53	(30)
Reclassification adjustment for loss (gain) on fair value hedge, net of tax of $156 and $9 for the three months ended June 30, 2026, and June 30, 2025, respectively, net of tax of $166 and $19 for the six months ended June 30, 2026, and June 30, 2025, respectively	(527)	(31)	(558)	(62)
Defined benefit pension plans:
Changes in pension plan benefits, net of tax of $17 and $8 for the three months ended June 30, 2026, and June 30, 2025, respectively, net of tax of $17 and $8 for the six months ended June 30, 2026, and June 30, 2025, respectively	(58)	(26)	(58)	(26)
Unrealized gain (loss) on cash flow hedge:
Unrealized holding gain (loss) on cash flow hedge, net of tax of ($218) and ($202) for the three months ended June 30, 2026, and June 30, 2025, respectively, net of tax of ($600) and ($91) for the six months ended June 30, 2026, and June 30, 2025, respectively	735	675	2,020	305
Reclassification adjustment for losses (gains) included in net income, net of tax $66 and $168 for the three months ended June 30, 2026, and June 30, 2025, respectively, net of tax of $74 and $266 for the six months ended June 30, 2026, and June 30, 2025, respectively	(223)	(564)	(250)	(892)
Total other comprehensive income (loss)	9,365	170	(677)	7,866
Comprehensive income (loss)	$18,847	$30,067	$36,154	$64,964

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended June 30, 2026, and 2025
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance March 31, 2026	$10,413	15,045,941	$7,809	$407,070	$535,798	$(69,002)	$(27,584)	$864,504
Acquisition of LINKBANCORP, Inc.	—	5,082,605	2,541	327,297	—	—	—	329,838
Net income	—	—	—	—	9,482	—	—	9,482
Other comprehensive income (loss)	—	—	—	—	—	9,365	—	9,365
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(11,085)	—	—	(11,085)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	36,625	18	397	(115)	—	—	300
Balance June 30, 2026	$10,413	20,165,171	$10,368	$734,764	$533,855	$(59,637)	$(27,584)	$1,202,179

Balance March 31, 2025	$10,413	14,982,807	$7,777	$402,682	$452,736	$(88,024)	$(27,584)	$758,000
Net income	—	—	—	—	29,897	—	—	29,897
Other comprehensive income (loss)	—	—	—	—	—	170	—	170
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(8,254)	—	—	(8,254)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	24,905	13	552	(135)	—	—	430
Balance June 30, 2025	$10,413	15,007,712	$7,790	$403,234	$474,019	$(87,854)	$(27,584)	$780,018
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2026, and 2025
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance December 31, 2025	$10,413	15,028,524	$7,800	$405,922	$517,058	$(58,960)	$(27,584)	$854,649
Acquisition of LINKBANCORP, Inc.	—	5,082,605	2,541	327,297	—	—	—	329,838
Net income	—	—	—	—	36,831	—	—	36,831
Other comprehensive income (loss)	—	—	—	—	—	(677)	—	(677)
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(19,356)	—	—	(19,356)
Preferred stock cash dividends, declared	—	—	—	—	(450)	—	—	(450)
Share-based compensation expense, net	—	54,042	27	1,545	(228)	—	—	1,344
Balance June 30, 2026	$10,413	20,165,171	$10,368	$734,764	$533,855	$(59,637)	$(27,584)	$1,202,179

Balance December 31, 2024	$10,413	14,969,104	$7,770	$401,172	$434,106	$(95,720)	$(27,584)	$730,157
Net income	—	—	—	—	57,098	—	—	57,098
Other comprehensive income (loss)	—	—	—	—	—	7,866	—	7,866
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(16,491)	—	—	(16,491)
Preferred stock cash dividends, declared	—	—	—	—	(450)	—	—	(450)
Share-based compensation expense, net	—	38,608	20	2,062	(244)	—	—	1,838
Balance June 30, 2025	$10,413	15,007,712	$7,790	$403,234	$474,019	$(87,854)	$(27,584)	$780,018
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net Income	$36,831	$57,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	3,991	3,391
Amortization of other intangible assets	9,815	8,297
Amortization on assumed liabilities	2,862	3,599
Accretion income related to acquired loans	(16,104)	(22,979)
Amortization of housing tax credits	3,061	3,567
Realized (gain) loss on sales of available-for-sale securities	69	(39)
Realized loss on sales of OREO property	—	2
Provision for credit losses	1,391	1,125
Income from company-owned life insurance	(4,686)	(4,175)
Deferred tax expense (benefit)	(11,812)	11,351
Loss on disposal of fixed assets	2,229	86
Accretion of securities	(3,638)	(2,183)
Amortization of securities	5,275	4,849
Share-based compensation expense	4,238	2,470
Repayment of operating lease liabilities	(1,620)	(1,267)
(Gain) on loans held-for-sale	(141)	(184)
Proceeds from sale of loans held-for-sale	12,209	14,479
Change in fair value of loans held-for-sale	—	—
Originations of loans held-for-sale	(13,777)	(13,475)
(Increase) in accrued interest receivable	(3,846)	(999)
(Increase) in other assets	(20,213)	(55,847)
Increase in accrued interest payable and other liabilities	20,681	28,522
Net cash flows provided by operating activities	$26,815	$37,688

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	59,418	107,736
Proceeds from sale of securities available-for-sale, net	299,014	963
Purchases of securities available-for-sale, net	(438,492)	(193,692)
Business acquisitions, net	73,275	—
Sales of restricted stock	10,850	29,069
Purchases of restricted stock	(13,018)	(37,699)
Purchases of property and equipment, net of disposals	(4,065)	(5,204)
Proceeds from company-owned life insurance	3,138	4,827
Proceeds from sale of OREO property	172	161
(Increase) decrease in loans made to customers, net	(21,148)	102,851
Net cash flows provided by (used in) investing activities	$(30,856)	$9,012

Cash Flows from Financing Activities
Net increase (decrease) in non-interest-bearing accounts	91,696	(16,323)
Net (decrease) in interest-bearing accounts	(90,098)	(108,980)
Net increase (decrease) in other short-term borrowings	(100,000)	285,000
Payment for call of subordinated debt	—	—
Repayment of finance lease liabilities	(162)	(113)
Cash dividends paid	(19,806)	(16,941)

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

Proceeds from employee stock purchase program	410	354
Issuance of common stock	27	135
Sale of treasury stock	—	—
Net cash flows provided by (used in) financing activities	$(117,933)	$143,132
Increase (decrease) in cash and cash equivalents	(121,974)	189,832
Cash and cash equivalents
Beginning of period	289,127	135,314
End of period	$167,153	$325,146

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$61,297	$63,801
Interest paid on short-term borrowings	9,266	8,781
Interest paid on subordinated debt and trust preferred securities	2,644	2,652
Interest paid on finance leases	74	53
Income taxes	1,071	5,293
Change in unrealized gains on available-for-sale securities	(2,375)	7,876
Lease liability arising from obtaining right-of-use assets	1,012	—
Loans transferred to other real estate owned	417	117
Common stock issued for LNKB Merger, net	329,838	—
Preferred stock issued for LNKB Merger, net	—	—
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
The Bank’s operations are conducted from it’s over 105 branches and commercial loan offices across Delaware, Kentucky, Maryland, Virginia, West Virginia, and Pennsylvania. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.
Merger with LINKBANCORP, Inc.
Effective on May 1, 2026 (the “Closing Date”) Burke & Herbert completed its previously announced merger with LINKBANCORP, Inc., a Pennsylvania corporation (“LNKB”), pursuant to the Agreement and Plan of Merger dated, December 18, 2025, between Burke & Herbert and LNKB (the “LNKB Merger Agreement”).
Pursuant to the LNKB Merger Agreement, on the Closing Date, (i) LNKB merged with and into Burke & Herbert, with Burke & Herbert continuing as the surviving corporation (the “LNKB Merger”), and (ii) immediately following the LNKB Merger, LINKBANK, a Pennsylvania chartered commercial bank and a wholly-owned subsidiary of LNKB (“Link”), merged with and into the Bank with the Bank as the surviving bank.
Pursuant to the LNKB Merger Agreement, at the effective time of the LNKB Merger (the “Effective Time”), each LNKB share of common stock, par value $0.01 per share (“LNKB Common Stock”) issued and outstanding immediately prior to the Effective Time, other than certain shares held by Burke & Herbert and LNKB, was converted into the right to receive 0.1350 shares of Burke & Herbert common stock. Holders of LNKB Common Stock received cash in lieu of fractional shares of Burke & Herbert common stock in accordance with the terms of the LNKB Merger Agreement. The total aggregate consideration payable in the LNKB Merger was approximately 5,082,605 shares of Burke & Herbert common stock.
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
The consolidated financial statements include the accounts of the Company and the Bank (as its wholly-owned subsidiary). All significant intercompany accounts and transactions between the Company and the Bank have been eliminated. In

Note 1— Nature of Business Activities and Significant Accounting Policies (continued)
preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for any other interim period or for the full year. All December 31, 2025, amounts and disclosures included in this quarterly report were derived from the Company’s audited consolidated financial statements. Certain items in the prior period have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or on shareholders’ equity.
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
Recently Adopted Standards
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

Note 2— Securities
The carrying amount of available-for-sale (“AFS”) securities and their approximate fair values at June 30, 2026, and December 31, 2025, are summarized as follows (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$158,373	$—	$9,427	$148,946
Obligations of states and municipalities	1,157,655	7,952	57,839	1,107,768
Residential mortgage backed - agency	86,719	302	3,033	83,988
Residential mortgage backed - non-agency	380,791	635	8,893	372,533
Commercial mortgage backed - agency	73,742	22	1,026	72,738
Commercial mortgage backed - non-agency	95,248	95	1,996	93,347
Asset-backed	47,486	95	564	47,017
Other	37,262	373	934	36,701
Total	$2,037,276	$9,474	$83,712	$1,963,038

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$159,088	$—	$8,964	$150,124
Obligations of states and municipalities	977,104	5,414	59,944	922,574
Residential mortgage backed - agency	57,731	464	2,810	55,385
Residential mortgage backed - non-agency	221,443	1,860	5,211	218,092
Commercial mortgage backed - agency	74,253	250	607	73,896
Commercial mortgage backed - non-agency	112,082	584	1,557	111,109
Asset-backed	53,954	89	577	53,466
Other	32,162	158	1,012	31,308
Total	$1,687,817	$8,819	$80,682	$1,615,954
At June 30, 2026, and December 31, 2025, AFS securities with amortized costs of $1.5 billion and $1.1 billion, respectively, and with estimated fair values of $1.4 billion and $1.1 billion, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.
The proceeds from sales, calls, and maturities of debt securities available-for-sale, including principal payments received, and the related gross gains and losses realized, for the six months ended June 30, 2026, and June 30, 2025, were as follows (in thousands):

	Proceeds from			Gross realized
Six Months Ended June 30,	Sales	Calls and maturities	Principal Payments	Gains	Losses
2026	$299,014	$11,425	$47,993	$2,210	$2,279
2025	963	25,281	82,455	45	6
The tax benefit (provision) related to these net realized gains and losses for June 30, 2026, and June 30, 2025, was $15.8 thousand, and ($8.2) thousand, respectively.
The maturities of AFS securities at June 30, 2026, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

Note 2— Securities (continued)

	June 30, 2026
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$158,373	$—	$—	$158,373
Obligations of states and municipalities	6,303	324,909	607,699	218,744	1,157,655
Residential mortgage backed - agency	847	41,580	28,937	15,355	86,719
Residential mortgage backed - non-agency	3,127	88,562	265,209	23,893	380,791
Commercial mortgage backed - agency	1,083	24,509	48,150	—	73,742
Commercial mortgage backed - non-agency	6,084	58,963	30,201	—	95,248
Asset-backed	2,047	31,093	14,346	—	47,486
Other	—	4,824	23,305	9,133	37,262
Total	$19,491	$732,813	$1,017,847	$267,125	$2,037,276

	June 30, 2026
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$148,946	$—	$—	$148,946
Obligations of states and municipalities	6,301	312,390	585,361	203,716	1,107,768
Residential mortgage backed - agency	846	41,537	26,031	15,574	83,988
Residential mortgage backed - non-agency	3,118	85,033	260,621	23,761	372,533
Commercial mortgage backed - agency	1,031	24,247	47,460	—	72,738
Commercial mortgage backed - non-agency	6,031	57,447	29,869	—	93,347
Asset-backed	2,040	30,788	14,189	—	47,017
Other	—	4,837	22,913	8,951	36,701
Total	$19,367	$705,225	$986,444	$252,002	$1,963,038
At June 30, 2026, and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.

Note 2— Securities (continued)
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026, and December 31, 2025.
AFS securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	June 30, 2026
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$148,946	$9,427	$9,427
Obligations of states and municipalities	97,878	910	497,891	56,929	57,839
Residential mortgage backed - agency	28,677	222	18,107	2,811	3,033
Residential mortgage backed - non-agency	198,806	3,887	78,485	5,006	8,893
Commercial mortgage backed - agency	46,670	697	24,748	329	1,026
Commercial mortgage backed - non-agency	42,763	501	20,873	1,495	1,996
Asset-backed	8,247	29	24,162	535	564
Other	—	—	22,422	934	934
Total	$423,041	$6,246	$835,634	$77,466	$83,712

	December 31, 2025
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$150,124	$8,964	$8,964
Obligations of states and municipalities	134,143	1,852	513,623	58,092	59,944
Residential mortgage backed - agency	4,461	4	24,832	2,806	2,810
Residential mortgage backed - non-agency	11,545	17	85,750	5,194	5,211
Commercial mortgage backed - agency	14,987	93	26,032	514	607
Commercial mortgage backed - non-agency	29,730	131	30,175	1,426	1,557
Asset-backed	14,531	38	27,750	539	577
Other	—	—	22,288	1,012	1,012
Total	$209,397	$2,135	$880,574	$78,547	$80,682
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
The Company did not record an ACL on the AFS securities as of June 30, 2026, or December 31, 2025. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 454 securities in an unrealized loss position as of June 30, 2026. The Company has evaluated AFS securities in an unrealized loss position for credit-related impairment at June 30, 2026, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at June 30, 2026.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At June 30, 2026, the unrealized losses associated with 10 U.S. Treasuries and Government Agency securities, 63 Residential Mortgage Backed – Agency securities, and 25 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2026.
Securities of U.S. States and Municipalities
At June 30, 2026, the unrealized losses associated with 257 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These securities are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2026.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At June 30, 2026, the unrealized losses associated with 67 Residential Mortgage Backed – Non-Agency securities and 8 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2026.
Asset-Backed Securities
At June 30, 2026, the unrealized losses associated with 17 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2026.
Other Securities
At June 30, 2026, the unrealized losses associated with 7 securities were primarily driven by interest rates and not the credit quality of the securities. These investments were underwritten in accordance with our own investment standards prior to the

Note 2— Securities (continued)
decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at June 30, 2026.
Restricted stock, at cost
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $31.9 million and $26.8 million at June 30, 2026, and December 31, 2025, respectively. The Company’s investment in Federal Reserve Bank stock totaled $24.0 million and $14.8 million at June 30, 2026, and December 31, 2025, respectively. FHLB and Federal Reserve stock are generally viewed as long-term investments and as restricted investment securities, which are carried at cost, because there is no market for the stocks other than member institutions. Therefore, when evaluating FHLB and Federal Reserve stock for impairment, their values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be impaired at June 30, 2026, and no impairment has been recognized. FHLB stock and Federal Reserve stock are included in a separate line item, restricted stock, at cost on the Consolidated Balance Sheets and are not part of the Company’s AFS securities portfolio.
The Company’s restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $111 thousand at June 30, 2026, and $111 thousand at December 31, 2025, which is carried at cost and is not impaired at June 30, 2026. The Company also has other restricted investments including Independent Community Bancorp, Inc. and WV Bankers Title which are included in restricted stock on the Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025.
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

Note 3— Loans (continued)

Loan balances as of June 30, 2026, and December 31, 2025, by portfolio segment were as follows (in thousands):

	June 30, 2026	December 31, 2025
Commercial real estate	$3,898,387	$2,769,287
Owner-occupied commercial real estate	1,152,749	593,120
Acquisition, construction & development	452,638	386,870
Commercial & industrial	840,878	461,921
Single family residential (1-4 units)	1,605,524	1,127,684
Consumer non-real estate and other	49,589	48,794
Loans, gross	7,999,765	5,387,676
Allowance for credit losses	(94,470)	(67,823)
Loans, net	$7,905,295	$5,319,853
Net deferred loan fees included in the above loan categories totaled $7.3 million and $6.2 million at June 30, 2026, and December 31, 2025, respectively.
Note 4— Allowance for Credit Losses
The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the Consolidated Statement of Income. Management calculates the quantitative portion of collectively evaluated loans for all loan categories using the weighted average remaining maturity (“WARM”) method. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code in order to group loans with similar risk characteristics. During the quarter, management updated the calculation of expected loss rates for the ACL from an internally developed application to a third-party modeling platform. The input change had a net effect of reducing the modeled reserve by $2.4 million. As a result of this change, the largest reserve reductions occurred in the acquisition, construction & development category of $6.5 million, and the commercial real estate category of $2.5 million while the modeled reserve for the single family residential category increased by $3.5 million, and owner-occupied real estate increased by $3.8 million.
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
Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond the information that is used to calculate the quantitative reserve. Management may consider an additional or reduced reserve as warranted through qualitative risk factors based on the current and expected conditions as measured in supplemental information relative to the macroeconomic variable loss drivers used to calculate a reasonable and

Note 4— Allowance for Credit Losses (continued)
supportable forecast and a reversion period forecast. These qualitative risk factors considered by management are largely comparable to legacy factors prior to the adoption of CECL.
The following tables present the activity in the ACL for the three and six months ended June 30, 2026, and for the three and six months ended June 30, 2025, including the impact of the allowance established for Purchased Seasoned Loans (“PSL”) and Purchased Credit Deteriorated (“PCD”) loans for the six months ended June 30, 2026, (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Total
Three months ended
June 30, 2026
Balance, beginning of period	$27,001	$3,150	$16,773	$8,191	$11,928	$912	$67,955
Allowance established for acquired PSL loans	6,439	5,532	1,722	4,845	3,751	959	23,248
Allowance established for acquired PCD loans	770	745	788	544	2,390	22	5,259
Provision for (recapture of) credit losses	340	6,093	(12,069)	1,754	3,226	(177)	(833)
Charge-offs	(100)	—	—	(258)	—	(1,075)	(1,433)
Recoveries	7	1	1	14	42	209	274
Balance, end of period	$34,457	$15,521	$7,215	$15,090	$21,337	$850	$94,470

June 30, 2025
Balance, beginning of period	$34,746	$3,273	$11,474	$8,272	$9,554	$434	$67,753
Provision for (recapture of) credit losses	(6,543)	660	611	2,454	2,669	866	717
Charge-offs	(97)	(413)	—	(104)	(45)	(881)	(1,540)
Recoveries	7	10	—	21	30	258	326
Balance, end of period	$28,113	$3,530	$12,085	$10,643	$12,208	$677	$67,256

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Total
Six months ended
June 30, 2026
Balance, beginning of period	$26,190	$2,760	$17,221	$8,227	$12,536	$889	$67,823
Allowance established for acquired PSL loans	6,439	5,532	1,722	4,845	3,751	959	23,248
Allowance established for acquired PCD loans	770	745	788	544	2,390	22	5,259
Provision for (recapture of) credit losses	1,145	6,548	(12,517)	1,707	2,575	(78)	(620)
Charge-offs	(100)	(65)	—	(258)	(35)	(1,435)	(1,893)
Recoveries	13	1	1	25	120	493	653
Balance, end of period	$34,457	$15,521	$7,215	$15,090	$21,337	$850	$94,470

June 30, 2025
Balance, beginning of period	$30,444	$3,261	$17,386	$6,633	$9,763	$553	$68,040
Provision for (recapture of) credit losses	(2,247)	1,359	(5,301)	4,182	2,361	1,263	1,617
Charge-offs	(116)	(1,100)	(1)	(197)	(37)	(1,513)	(2,964)
Recoveries	32	10	1	25	121	374	563
Balance, end of period	$28,113	$3,530	$12,085	$10,643	$12,208	$677	$67,256

Note 4— Allowance for Credit Losses (continued)
The recorded investment in loans excludes accrued interest receivable due to immateriality. The following table presents the aging of the recorded investment in past due loans as of June 30, 2026, and December 31, 2025, by portfolio segment (in thousands):

	June 30, 2026
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due or More & Still Accruing	Non-accrual loans
Commercial real estate	$32,830	$860	$20,137	$53,827	$3,844,560	$3,898,387	$444	$37,754
Owner-occupied commercial real estate	2,690	7,216	8,644	18,550	1,134,199	1,152,749	183	12,532
Acquisition, construction & development	3,418	1,781	8,858	14,057	438,581	452,638	4,842	12,273
Commercial & industrial	8,549	10,029	5,273	23,851	817,027	840,878	644	8,495
Single family residential (1-4 units)	10,567	5,345	9,448	25,360	1,580,164	1,605,524	802	16,995
Consumer non-real estate and other	373	41	269	683	48,906	49,589	5	339
Total	$58,427	$25,272	$52,629	$136,328	$7,863,437	$7,999,765	$6,920	$88,388

	December 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due or More & Still Accruing	Non-accrual loans
Commercial real estate	$4,535	$1,676	$37,891	$44,102	$2,725,185	$2,769,287	$677	$37,318
Owner-occupied commercial real estate	1,251	1,091	6,310	8,652	584,468	593,120	177	7,800
Acquisition, construction & development	578	699	13,243	14,520	372,350	386,870	559	12,793
Commercial & industrial	2,008	2,354	5,629	9,991	451,930	461,921	512	5,512
Single family residential (1-4 units)	14,823	7,541	3,594	25,958	1,101,726	1,127,684	1,694	6,802
Consumer non-real estate and other	395	151	346	892	47,902	48,794	4	388
Total	$23,590	$13,512	$67,013	$104,115	$5,283,561	$5,387,676	$3,623	$70,613
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026
	Term Loans
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial real estate
Pass	$318,535	$554,537	$353,016	$456,039	$665,435	$1,151,543	$143,546	$3,642,651
Special Mention	534	1,961	5,350	5,234	5,150	32,791	—	51,020
Substandard	—	132	—	16,027	41,181	127,299	15,762	200,401
Doubtful	—	—	—	—	260	4,055	—	4,315
Loss	—	—	—	—	—	—	—	—
Total	$319,069	$556,630	$358,366	$477,300	$712,026	$1,315,688	$159,308	$3,898,387

Year to date gross charge-offs	$—	$—	$—	$100	$—	$—	$—	$100

Owner-occupied commercial real estate
Pass	$81,038	$183,481	$102,732	$103,544	$159,306	$433,365	$51,395	$1,114,861
Special Mention	—	344	—	2,947	—	8,938	1,305	13,534
Substandard	—	3,925	2,606	1,137	7,755	5,245	163	20,831
Doubtful	—	—	—	—	3,414	109	—	3,523
Loss	—	—	—	—	—	—	—	—
Total	$81,038	$187,750	$105,338	$107,628	$170,475	$447,657	$52,863	$1,152,749

Year to date gross charge-offs	$—	$—	$—	$—	$65	$—	$—	$65

Acquisition, construction & development
Pass	$39,438	$111,919	$58,435	$75,161	$49,142	$48,005	$42,884	$424,984
Special Mention	—	—	—	3,005	—	5,931	2,515	11,451
Substandard	—	—	—	6,878	917	8,193	—	15,988
Doubtful	—	—	—	—	—	151	64	215
Loss	—	—	—	—	—	—	—	—
Total	$39,438	$111,919	$58,435	$85,044	$50,059	$62,280	$45,463	$452,638

Year to date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$54,850	$99,279	$85,620	$35,028	$44,229	$79,997	$406,185	$805,188
Special Mention	—	488	6,885	277	8,502	1,407	1,419	18,978
Substandard	—	1,008	260	956	4,291	2,285	4,943	13,743
Doubtful	—	—	—	—	1,608	7	1,313	2,928
Loss	—	—	—	—	—	10	31	41
Total	$54,850	$100,775	$92,765	$36,261	$58,630	$83,706	$413,891	$840,878

Year to date gross charge-offs	$—	$53	$—	$104	$99	$2	$—	$258

Single family residential (1-4 units)
Pass	$89,427	$118,179	$92,257	$165,172	$242,991	$617,424	$258,421	$1,583,871
Special Mention	—	—	101	—	931	381	183	1,596
Substandard	—	114	4,732	2,311	3,618	4,325	1,895	16,995
Doubtful	—	—	—	—	—	82	2,930	3,012
Loss	—	—	—	—	—	50	—	50
Total	$89,427	$118,293	$97,090	$167,483	$247,540	$622,262	$263,429	$1,605,524

Note 4— Allowance for Credit Losses (continued)

Year to date gross charge-offs	$—	$—	$—	$32	$—	$3	$—	$35

Consumer non-real estate and other
Pass	$8,662	$9,056	$9,243	$6,327	$2,785	$4,026	$9,052	$49,151
Special Mention	—	—	—	78	—	23	—	101
Substandard	—	2	88	130	27	—	24	271
Doubtful	—	1	—	—	2	—	63	66
Loss	—	—	—	—	—	—	—	—
Total	$8,662	$9,059	$9,331	$6,535	$2,814	$4,049	$9,139	$49,589

Year to date gross charge-offs	$653	$11	$97	$54	$465	$155	$—	$1,435

Totals	$592,484	$1,084,426	$721,325	$880,251	$1,241,544	$2,535,642	$944,093	$7,999,765

	December 31, 2025
	Term Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate
Pass	$324,565	$245,763	$377,142	$437,116	$383,808	$620,673	$128,260	$2,517,327
Special Mention	—	5,395	5,224	13,941	—	34,172	2,468	61,200
Substandard	—	—	15,675	50,300	50,745	53,091	16,058	185,869
Doubtful	—	—	—	3,156	—	1,735	—	4,891
Loss	—	—	—	—	—	—	—	—
Total	$324,565	$251,158	$398,041	$504,513	$434,553	$709,671	$146,786	$2,769,287

Year to date gross charge-offs	$—	$—	$—	$—	$—	$116	$—	$116

Owner-occupied commercial real estate
Pass	$72,903	$57,923	$61,402	$75,692	$91,329	$175,545	$32,434	$567,228
Special Mention	—	—	274	6,182	232	3,421	—	10,109
Substandard	459	—	521	2,002	1,113	6,391	73	10,559
Doubtful	—	—	—	3,404	1,820	—	—	5,224
Loss	—	—	—	—	—	—	—	—
Total	$73,362	$57,923	$62,197	$87,280	$94,494	$185,357	$32,507	$593,120

Year to date gross charge-offs	$—	$—	$—	$363	$10	$632	$95	$1,100

Acquisition, construction & development
Pass	$51,546	$27,499	$139,222	$56,766	$32,792	$13,664	$48,012	$369,501
Special Mention	—	—	3,511	—	—	137	91	3,739
Substandard	—	—	258	812	4,062	4,974	—	10,106
Doubtful	—	—	—	3,415	—	—	109	3,524
Loss	—	—	—	—	—	—	—	—
Total	$51,546	$27,499	$142,991	$60,993	$36,854	$18,775	$48,212	$386,870

Year to date gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

Commercial & industrial
Pass	$63,901	$66,758	$27,018	$25,659	$16,991	$26,677	$206,654	$433,658
Special Mention	1,814	2,086	637	13,788	—	1,238	1,009	20,572
Substandard	704	64	855	2,286	192	1,083	2,463	7,647
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	37	7	44
Total	$66,419	$68,908	$28,510	$41,733	$17,183	$29,035	$210,133	$461,921

Year to date gross charge-offs	$—	$—	$32	$8	$—	$14	$184	$238

Note 4— Allowance for Credit Losses (continued)

Single family residential (1-4 units)
Pass	$66,662	$82,957	$131,349	$180,837	$125,345	$362,811	$168,043	$1,118,004
Special Mention	—	283	134	788	401	503	673	2,782
Substandard	115	—	1,615	589	713	3,434	336	6,802
Doubtful	—	—	—	—	—	95	—	95
Loss	—	—	—	—	—	1	—	1
Total	$66,777	$83,240	$133,098	$182,214	$126,459	$366,844	$169,052	$1,127,684

Year to date gross charge-offs	$—	$—	$—	$—	$—	$60	$172	$232

Consumer non-real estate and other
Pass	$9,612	$10,961	$5,543	$2,804	$687	$1,645	$17,335	$48,587
Special Mention	—	—	92	—	33	—	—	125
Substandard	—	62	20	—	—	—	—	82
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$9,612	$11,023	$5,655	$2,804	$720	$1,645	$17,335	$48,794

Year to date gross charge-offs	$1,750	$195	$133	$62	$2	$1	$5	$2,148

Totals	$592,281	$499,751	$770,492	$879,537	$710,263	$1,311,327	$624,025	$5,387,676
The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
June 30, 2026
Commercial real estate	$18,141	$3,717	$21,085	$39,226	$3,717
Owner-occupied commercial real estate	8,728	2,885	5,135	13,863	2,885
Acquisition, construction & development	301	153	12,414	12,715	153
Commercial & industrial	7,175	5,837	1,098	8,273	5,837
Single family residential (1-4 units)	9,017	2,168	6,989	16,006	2,168
Consumer non-real estate and other	32	32	—	32	32
Total	$43,394	$14,792	$46,721	$90,115	$14,792

	December 31, 2025
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2025
Commercial real estate	$14,316	$3,939	$23,857	$38,173	$3,939
Owner-occupied commercial real estate	—	—	8,987	8,987	—
Acquisition, construction & development	4,071	1,431	9,276	13,347	1,431
Commercial & industrial	4,440	4,227	—	4,440	4,227
Single family residential (1-4 units)	258	35	3,516	3,774	35
Consumer non-real estate and other	—	—	—	—	—
Total	$23,085	$9,632	$45,636	$68,721	$9,632

Note 4— Allowance for Credit Losses (continued)
Purchased Credit Deteriorated Loans
The Company has purchased loans relating to the LNKB Merger for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans, at acquisition, is as follows (in thousands):

Amounts
Purchase price of loans at acquisition	$75,655
Allowance for credit losses at acquisition	5,259
Non-credit discount/(premium) at acquisition	16,545

Par value of acquired loans at acquisition	$97,459
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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the six months ended June 30, 2026, and for the year ended, December 31, 2025, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
Other Real Estate Owned
Real estate owned activity was as follows for the six months ended June 30, 2026, and for the year ended, December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Beginning balance	$2,689	$2,783
Loans acquired/transferred to real estate owned	417	259
Capital expenditures	—	—
Direct write-downs	—	(195)
Sales of real estate owned	(172)	(158)

End of period balance	$2,934	$2,689
Note 5— Deposits
The aggregate amount of time deposits that meet or exceed the FDIC Insurance Limit of $250,000, was approximately $492.5 million and $295.4 million on June 30, 2026, and December 31, 2025, respectively. Brokered time deposits, which are fully insured, totaled $120.7 million and $64.4 million as of June 30, 2026, and December 31, 2025, respectively. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $28.5 million at June 30, 2026, compared to $22.4 million at December 31, 2025.

Note 5— Deposits (continued)
The remaining maturities of time deposits as of June 30, 2026, are as follows (in thousands):

As of June 30, 2026
Remaining six months ending, December 31, 2026	$1,178,960
2027	441,422
2028	89,177
2029	10,188
2030	7,144
Thereafter	9,542
Total	$1,736,433
At June 30, 2026, and December 31, 2025, amounts included in time deposits for individual retirement accounts totaled $159.8 million and $111.2 million, respectively.
Overdrafts of $756.0 thousand and $704.0 thousand were reclassified to loans as of June 30, 2026, and the year ended December 31, 2025, respectively.
Note 6— Borrowed Funds
Short-term borrowings
The Company had borrowings of $525.0 million and $450.0 million at June 30, 2026, and December 31, 2025, respectively. At June 30, 2026, the interest rate on this debt was 3.82%. At December 31, 2025, the interest rate on this debt was 3.75%. The average balance outstanding during the six months ending June 30, 2026, and the year ending December 31, 2025, was $571.2 million and $422.1 million, respectively. The Company has a finance lease liability that is not included in these balances - see Note 7 - Leased Property for a discussion of this liability that is included in the accrued interest and other liabilities line in the Consolidated Balance Sheets.
The Company has available secured lines of credit with the Federal Reserve Bank of Richmond, such as the Borrower-In-Custody program, the FHLB of Atlanta, and unsecured federal funds lines of credit from correspondent banking relationships. Through these sources, the Company has unused capacity of $6.0 billion in remaining borrowing capacity as of June 30, 2026. The advances on credit lines are secured by both securities and loans. The lendable collateral value of securities and loans pledged against available lines of credit as of June 30, 2026, and December 31, 2025, was $5.0 billion and $3.2 billion, respectively. As of June 30, 2026, all of the Company’s borrowings will mature within one calendar year.
The contractual maturities of these borrowings, which all occur within one year of the reporting date, are as follows as of June 30, 2026, (in thousands):

Due in 2026	$525,000
Total	$525,000
Long-term borrowings
Subordinated Debentures
As part of the merger with Summit Financial Group, Inc., which closed on May 3, 2024, (the “Summit Merger”), Burke & Herbert assumed $75.0 million of subordinated debentures, that were fair valued at $61.5 million with a $13.5 million discount being amortized into interest expense over the stated maturity. As of June 30, 2026, the net balance was $72.8 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced 20% each year until maturity. The subordinated debentures were issued in the fourth quarter of 2021. This subordinated debt bears interest at a fixed rate of 3.25% per year, from acquisition date to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including, December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as

Note 6— Borrowed Funds (continued)
published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was fourth quarter 2021.
In connection with the LNKB Merger, Burke & Herbert assumed $62.6 million of subordinated debentures, that were fair valued at $62.1 million with a $0.5 million discount being amortized into interest expense over the stated maturity. As of June 30, 2026, the net balance was $62.0 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced by 20% each year until maturity.
There were three distinct issuances of subordinated debt assumed in the LNKB Merger. The first has a face value of $20.0 million and was issued in the second quarter of 2022. This subordinated debt, which will mature on April 15, 2032, bears interest at a fixed rate of 4.50% for the period up to but excluding April 15, 2027 (the “Fixed Interest Rate Period”). From April 15, 2027, until maturity or redemption (the “Floating Interest Rate Period”), the interest rate will adjust to a floating rate of three-month SOFR plus 203 basis points. The Company pays interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period. Subject to limited exceptions, the Company cannot redeem the Notes before the fifth anniversary of the issuance date.
The second issuance, with face value of $20.0 million matures on October 1, 2030, and initially bore interest at a fixed rate of 5.00% until October 1, 2025. Since October 1, 2025, to the stated maturity date or earlier redemption date, the interest rate resets semi-annually to an annual floating rate of three-month SOFR plus a spread of 475 basis points, but no less than 5.0%. The Company has the ability to redeem the notes in this issuance, in whole or in part, since October 1, 2025 plus accrued and unpaid interest. These Notes are also redeemable in whole or in part upon the occurrence of specific events defined within the indenture.
The third issuance has two tranches. The first tranche was issued in January 2018, with a face value of $4.5 million, which bears interest at a fixed rate of 6.875% and matures in April 1, 2028. Interest is payable quarterly in arrears. The second tranche has a face value of $18.1 million and initially bore interest at a fixed rate of 6.00%, from June 25, 2020 up to but excluding July 1, 2025, and was payable semi-annually in arrears. From and including July 1, 2025, up to but excluding July 1, 2030, or to a redemption date, the interest rate on the second tranche shall reset quarterly to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025, through maturity, the subordinated notes may be redeemed at the Company’s option on any scheduled interest payment date. These subordinated notes mature on July 1, 2030.
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
The remaining maturities of subordinated debentures as of June 30, 2026, are as follows (in thousands):

	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Remaining six months ending, December 31, 2026	$—	$—
2027	—	—
2028	4,500	—
2029	—	—
2030	38,050	—
Thereafter	95,000	19,589
Total	$137,550	$19,589
Note 7— Leased Property
Lessor Arrangements
The Company enters into operating leases with customers to lease vacant space in certain owned premises that is not being used by the Company. These operating leases are typically payable in monthly installments with terms ranging from around one year to around nine years and may contain renewal options. The components of lease income, which were included in non-interest expense in the occupancy line item on the Consolidated Statements of Income, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease income	$662	$699	$1,357	$1,393
Total lease income	$662	$699	$1,357	$1,393
The remaining maturities of operating lease receivables as of June 30, 2026, are as follows (in thousands):

Operating Leases
Remaining six months ending, December 31, 2026	$1,302
2027	2,427
2028	2,330
2029	2,130
2030	1,585
Thereafter	1,371
Total lease receivables	$11,145
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

Note 7— Leased Property (continued)
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Right-of-use assets:
Operating leases	Other assets	$27,591	$14,096
Finance leases	Other assets	4,193	3,795
Total right-of-use assets		$31,784	$17,891
Lease liabilities:
Operating leases	Other liabilities	$29,234	$14,717
Finance leases	Other liabilities	4,597	4,158
Total lease liabilities		$33,831	$18,875
The components of total lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost
Right-of-use asset amortization	$106	$71	$202	$143
Interest expense	39	26	74	53
Operating lease cost	1,488	842	2,977	1,677
Total lease cost	$1,633	$939	$3,253	$1,873
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of June 30, 2026, are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining six months ending, December 31, 2026	$2,921	$248
2027	5,606	504
2028	4,887	515
2029	4,674	526
2030	4,144	538
Thereafter	12,570	3,157
Total undiscounted lease payments	34,802	5,488
Less: discount	(5,568)	(891)
Net lease liabilities	$29,234	$4,597

Note 7— Leased Property (continued)
The following table presents additional information about the Company’s leases as of June 30, 2026, and December 31, 2025.

Supplemental lease information (dollars in thousands)	June 30, 2026	December 31, 2025
Finance lease weighted average remaining lease term (years)	10.03	10.61
Finance lease weighted average discount rate	3.44%	3.32%
Operating lease weighted average remaining lease term (years)	7.12	6.66
Operating lease weighted average discount rate	4.54%	4.64%

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	2026	2025
Operating cash flows from operating leases	$2,912	$1,574
Operating cash flows from finance leases	74	53
Financing cash flows from finance leases	162	113
Right-of-use assets obtained in exchange for new finance lease liabilities	600	—
Right-of-use assets obtained in exchange for new operating lease liabilities	412	—
Note 8— Regulatory Capital Matters
Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III Framework, an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of June 30, 2026, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2026, and December 31, 2025, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action.”

Note 8— Regulatory Capital Matters (continued)
The following table presents the actual and required capital amounts and ratios for the Company and the Bank at June 30, 2026, and December 31, 2025 (in thousands except for ratios):

	Actual		Minimum Required Capital - Basel III		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026
Total Capital to risk weighted assets
Consolidated	$1,310,782	14.43%	$953,726	≥ 10.5%	$908,311	N/A
Burke & Herbert Bank & Trust	1,299,177	14.31	953,467	≥ 10.5	908,064	≥ 10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	1,097,404	12.08	772,064	≥ 8.5	726,648	N/A
Burke & Herbert Bank & Trust	1,209,314	13.32	771,854	≥ 8.5	726,451	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	1,069,597	11.78	635,817	≥ 7.0	590,402	N/A
Burke & Herbert Bank & Trust	1,209,314	13.32	635,645	≥ 7.0	590,241	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	1,097,404	11.07	396,431	≥ 4.0	495,538	N/A
Burke & Herbert Bank & Trust	1,209,314	12.26	394,692	≥ 4.0	493,365	≥ 5.0

As of December 31, 2025
Total Capital to risk weighted assets
Consolidated	$1,004,898	16.17%	$652,648	≥ 10.5%	$621,570	N/A
Burke & Herbert Bank & Trust	986,269	15.92	650,649	≥ 10.5	619,665	≥ 10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	863,657	13.89	528,334	≥ 8.5	497,256	N/A
Burke & Herbert Bank & Trust	915,250	14.77	526,716	≥ 8.5	495,732	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	835,976	13.45	435,099	≥ 7.0	404,020	N/A
Burke & Herbert Bank & Trust	915,250	14.77	433,766	≥ 7.0	402,782	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	863,657	10.92	316,492	≥ 4.0	395,615	N/A
Burke & Herbert Bank & Trust	915,250	11.59	315,898	≥ 4.0	394,873	≥ 5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2026, approximately $345.7 million of retained earnings was available for dividend declaration consistent with the Company’s capital plan.
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
Cash flow hedges of interest rate risk
The Company’s objective in using interest rate derivatives is to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, caps, and floors as part of its interest rate risk management strategy. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of June 30, 2026, such derivatives were

Note 9— Derivatives (continued)
used to hedge the variable cash flows associated with variable-rate liabilities. As of June 30, 2025, such derivatives were used to hedge the variable cash flows associated with variable-rate liabilities.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest expense or interest income in the same period(s) during which the hedged transaction affects earnings. During the next twelve months, the Company estimates that an additional $1.8 million will be reclassified as a reduction in interest expense.

Derivatives not designated as hedges
The Company enters into interest rate swaps with its loan customers to facilitate their financing requests. Upon entering into swaps with our loan customers, the Company will enter into corresponding offsetting derivatives with third parties. These derivatives represent economic hedges and do not qualify as hedges for accounting. These back-to-back interest rate swaps are reported at fair value in other assets and accrued interest and other liabilities in the Company’s Consolidated Balance Sheets. Changes in the fair value of interest rate swaps are recorded in other non-interest expense in the other operating line item and sum to zero because of offsetting terms of swaps with borrowers and swaps with dealer counterparties.
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$425,000	$3,791
Interest rate swaps related to cash flow hedges	Other liabilities	—	—

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$270,514	$2,292
Interest rate swaps related to customer loans	Other liabilities	270,514	2,292

	December 31, 2025
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$150,000	$273
Interest rate swaps related to cash flow hedges	Other liabilities	400,000	340

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$203,904	$2,331
Interest rate swaps related to customer loans	Other liabilities	203,904	2,331

Note 9— Derivatives (continued)
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended June 30, 2026, and June 30, 2025 (in thousands):

Derivatives in Cash Flow Hedging Relationships	June 30, 2026			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2026
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	953	953	—	Interest Expense	289	289	—
Total	$953	$953	$—		$289	$289	$—

Derivatives in Cash Flow Hedging Relationships	June 30, 2025			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2025
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	877	877	—	Interest Expense	732	732	—
Total	$877	$877	$—		$732	$732	$—
The table below presents the effect of cash flow hedge accounting on AOCI for the six months ended June 30, 2026, and June 30, 2025 (in thousands):

Derivatives in Cash Flow Hedging Relationships	June 30, 2026			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2026
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	2,620	2,620	—	Interest Expense	324	324	—
Total	$2,620	$2,620	$—		$324	$324	$—

Derivatives in Cash Flow Hedging Relationships	June 30, 2025			Location of Gain or (Loss) Reclassified from AOCI into Income	June 30, 2025
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	396	396	—	Interest Expense	1,158	1,158	—
Total	$396	$396	$—		$1,158	$1,158	$—

Note 9— Derivatives (continued)
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2026, and June 30, 2025 (in thousands).

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended
	June 30, 2026		June 30, 2025
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$684	$289	$40	$732
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	684	—	40	—
Derivatives designated as hedging instruments	—	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	—	289	—	732
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	—	289	—	732
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six months ended
	June 30, 2026		June 30, 2025
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$723	$324	$80	$1,158
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	723	—	80	—
Derivatives designated as hedging instruments	—	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	—	324	—	1,158
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	—	324	—	1,158
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—
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

Note 9— Derivatives (continued)
Credit-risk-related Contingent Features
As of June 30, 2026, excluding back to back interest rate swaps, there are no derivatives in a liability position. As of December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $340.0 thousand. As of December 31, 2025, the Company has posted the full amount of collateral related to these agreements.
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
A summary of the contractual amounts of the Company’s financial instruments outstanding at June 30, 2026, and December 31, 2025, is as follows (in thousands):

	June 30, 2026	December 31, 2025
Commitments to extend credit	$1,457,160	$970,255
Commercial letters of credit	22,697	23,959
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
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a provision for credit losses on unfunded commitments of $2.2 million and recapture of credit losses of $93.0 thousand on unfunded commitments for the three months ended June 30, 2026 and June 30, 2025, respectively. The Company recorded a provision for credit losses on unfunded commitments of $2.0 million and a recapture of credit losses of $492.0 thousand for the six months ended June 30, 2026 and June 30, 2025, respectively. The ACL on off-balance-sheet credit totaled $5.2 million and $3.2 million as of June 30, 2026, and December 31, 2025, and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
Litigation
The Company is a party to litigation, claims, and proceedings arising in the normal course of business that are ordinary and routine to the nature of the Company’s business and operations. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from any currently pending or threatened litigation, claims, or proceedings will not be material to the Company’s financial position as of June 30, 2026, and December 31, 2025, respectively.

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
Equity Investments
Equity investments are recorded at fair value on a recurring basis, with changes in fair value reported in net income. Through the Summit Merger we acquired an investment in an S&P 500 index fund that is traded on an exchange, and we classify it as Level 1 as of June 30, 2026.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2026, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$148,946	$—	$—	$148,946
Obligations of states and municipalities	—	1,107,768	—	1,107,768
Residential mortgage backed - agency	—	83,988	—	83,988
Residential mortgage backed - non-agency	—	372,533	—	372,533
Commercial mortgage backed - agency	—	72,738	—	72,738
Commercial mortgage backed - non-agency	—	93,347	—	93,347
Asset-backed	—	47,017	—	47,017
Other	—	36,701	—	36,701
Total investment securities available-for-sale	$148,946	$1,814,092	$—	$1,963,038

Loans held-for-sale	$—	$2,074	$—	$2,074

Equity investments	$10,014	$6,107	$—	$16,121

Derivatives	$—	$6,083	$—	$6,083

Financial liabilities
Derivatives	$—	$2,292	$—	$2,292

	Fair Value Measurements at December 31, 2025, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$150,124	$—	$—	$150,124
Obligations of states and municipalities	—	922,574	—	922,574
Residential mortgage backed - agency	—	55,385	—	55,385
Residential mortgage backed - non-agency	—	218,092	—	218,092
Commercial mortgage backed - agency	—	73,896	—	73,896
Commercial mortgage backed - non-agency	—	111,109	—	111,109
Asset-backed	—	53,466	—	53,466
Other	—	31,308	—	31,308
Total investment securities available-for-sale	$150,124	$1,465,830	$—	$1,615,954

Loans held-for-sale	$—	$365	$—	$365

Equity investments	$9,144	$5,057	$—	$14,201

Derivatives	$—	$2,604	$—	$2,604

Note 11— Fair Value Measurements (continued)

Financial liabilities
Derivatives	$—	$2,671	$—	$2,671
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
Other real estate owned
Assets acquired through foreclosure or other proceedings are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The fair value of foreclosed properties is determined on a nonrecurring basis generally utilizing current appraisals performed by an independent, licensed appraiser applying an income or market value approach using observable market data. Updated appraisals of foreclosed properties are generally obtained if the existing appraisal is more than 18 months old or more frequently if there is a known deterioration in value. However, if a current appraisal is not available, the original appraised value is discounted, as appropriate, to compensate for the estimated depreciation in the value of the real estate since the date of its original appraisal. Such discounts are generally estimated based upon management’s knowledge of sales of similar property within the applicable market area and its knowledge of other real estate market-related data, as well as general economic trends. Upon foreclosure, any fair value adjustment is charged against the allowance for credit losses on loans. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense in the Consolidated Statements of Income.
Assets that were measured at fair value on a non-recurring basis during the period are summarized below (in thousands):

	Fair Value Measurements at June 30, 2026, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$14,424	$14,424
Owner-occupied commercial real estate	—	—	5,843	5,843
Acquisition, construction & development	—	—	148	148
Commercial & industrial	—	—	1,338	1,338
Single family residential	—	—	6,849	6,849
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,934	2,934

Note 11— Fair Value Measurements (continued)

	Fair Value Measurements at December 31, 2025, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$10,377	$10,377
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	2,640	2,640
Commercial & industrial	—	—	213	213
Single family residential	—	—	223	223
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,689	2,689
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at June 30, 2026, and December 31, 2025 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range
June 30, 2026
Collateral dependent loans	$28,602	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,934	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs

December 31, 2025
Collateral dependent loans	$13,453	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,689	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at June 30, 2026, and December 31, 2025, were as follows (in thousands):

		Fair Value Measurements at June 30, 2026, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$116,443	$116,443	$—	$—	$116,443
Interest-earning deposits with banks	50,710	50,710	—	—	50,710
Loans, net	7,905,295	—	—	7,875,255	7,875,255
Accrued interest	50,007	—	50,007	—	50,007

Financial Liabilities
Non-interest-bearing deposits	$2,058,076	$—	$2,058,076	$—	$2,058,076
Interest-bearing deposits	6,910,006	—	6,901,676	—	6,901,676
Short-term borrowings	525,000	—	524,983	—	524,983
Subordinated debentures, net	134,789	—	132,805	—	132,805
Subordinated debentures owed to unconsolidated subsidiary trusts	17,394	—	16,381	—	16,381
Accrued interest	6,155	—	6,155	—	6,155

Note 11— Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2025, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$53,497	$53,497	$—	$—	$53,497
Interest-bearing deposits with banks	235,630	235,630	—	—	235,630
Loans, net	5,319,853	—	—	5,284,210	5,284,210
Accrued interest	35,442	—	35,442	—	35,442

Financial Liabilities
Non-interest-bearing deposits	$1,336,380	$—	$1,336,380	$—	$1,336,380
Interest-bearing deposits	5,067,561	—	5,062,925	—	5,062,925
Short-term borrowings	450,000	—	450,005	—	450,005
Subordinated debentures, net	70,222	—	70,800	—	70,800
Subordinated debentures owed to unconsolidated subsidiary trusts	17,268	—	16,494	—	16,494
Accrued interest	4,447	—	4,447	—	4,447
Note 12— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2026, and June 30, 2025 (in thousands):

	Three months ended June 30, 2026
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$1,194	$(66,157)	$(4,039)	$(69,002)
Net unrealized gains (losses)	735	7,998	—	8,733
Less: net realized (gains) losses reclassified to earnings	(223)	913	—	690
Net change in pension plan benefits	—	—	(58)	(58)
Ending Balance	$1,706	$(57,246)	$(4,097)	$(59,637)

	Three months ended June 30, 2025
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$213	$(83,661)	$(4,576)	$(88,024)
Net unrealized gains (losses)	675	145	—	820
Less: net realized (gains) losses reclassified to earnings	(564)	(60)	—	(624)
Net change in pension plan benefits	—	—	(26)	(26)
Ending Balance	$324	$(83,576)	$(4,602)	$(87,854)

Note 12— Accumulated Other Comprehensive Income (Loss) (continued)

	Six months ended June 30, 2026
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(64)	$(54,857)	$(4,039)	$(58,960)
Net unrealized gains (losses)	2,020	(1,884)	—	136
Less: net realized (gains) losses reclassified to earnings	(250)	(505)	—	(755)
Net change in pension plan benefits	—	—	(58)	(58)
Ending Balance	$1,706	$(57,246)	$(4,097)	$(59,637)

	Six months ended June 30, 2025
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$911	$(92,055)	$(4,576)	$(95,720)
Net unrealized gains (losses)	305	8,571	—	8,876
Less: net realized (gains) losses reclassified to earnings	(892)	(92)	—	(984)
Net change in pension plan benefits	—	—	(26)	(26)
Ending Balance	$324	$(83,576)	$(4,602)	$(87,854)

Note 12— Accumulated Other Comprehensive Income (Loss) (continued)
The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026, and June 30, 2025 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income				Affected Line Item in the Statements of Income
	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	Interest income
Interest rate contracts	289	732	324	1,158	Interest expense
Tax effect	(66)	(168)	(74)	(266)	Income tax expense (benefit)
Net of tax	$223	$564	$250	$892

Available-for-sale securities:
Realized gains (losses) on securities	$(1,868)	$38	$(69)	$39	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	684	40	723	81	Interest income
Tax effect	271	(18)	(149)	(28)	Income tax expense (benefit)
Net of tax	$(913)	$60	$505	$92

Defined benefit pension plan:
Amortization of actuarial gain / (loss)	75	34	75	34	Pension and other employee benefits
Tax effect	(17)	(8)	(17)	(8)	Income tax expense (benefit)
Net of tax	$58	$26	$58	$26

Total reclassifications, net of tax	$(632)	$650	$813	$1,010	Net income
Note 13— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for the three and six months ended June 30, 2026, and June 30, 2025, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Historic tax credit amortization	$240	$435	$479	$870
IT related	465	497	861	914
Consultant fees	10,814	948	11,527	1,454
Directors' fees	484	513	947	956
Audit expense	510	357	1,092	579
Legal expense	933	462	2,231	805
Virginia franchise tax	1,034	960	1,999	1,920
Marketing expense	552	382	995	769
Donation expense	80	73	103	84
Other	9,146	5,380	14,449	10,770
Total	$24,258	$10,007	$34,683	$19,121

Note 13— Other Operating Expense (continued)
The Company incurred merger-related expenses of $33.7 million for the six months ended June 30, 2026, including $1.2 million of which were incurred during the three months ended March 31, 2026. These expenses are included in the consultant fees, audit fees, legal expense, and other line items detailed in other operating expenses.
Note 14— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards subject to approval. Total compensation cost that has been charged against income for equity compensation awards granted was $3.0 million and $1.5 million for the three months ended June 30, 2026, and June 30, 2025, respectively. The total income tax benefit was $697.1 thousand and $310.4 thousand for the three months ended June 30, 2026, and June 30, 2025, respectively.
Total compensation cost that has been charged against income for equity compensation awards granted was $4.1 million and $2.4 million for the six months ended June 30, 2026, and June 30, 2025, respectively. The total income tax benefit was $945.6 thousand and $499.5 thousand for the six months ended June 30, 2026, and June 30, 2025, respectively.
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
Under the 2019 SIP, the Company has issued restricted stock unit (“RSU”) awards that are both time-based and performance-based. Each RSU award will indicate the number of shares, the conditions (e.g., service, performance, and/or a combination), and the grant date. Compensation expense is recognized over the vesting period of the awards based on the fair value of the award at grant date. No new awards are issuable under the 2019 SIP.
2023 Stock Incentive Plan
In 2023, a new stock incentive plan (“2023 SIP”) was approved by the Company’s Board of Directors (the “Board”) and shareholders. Following shareholder approval of the 2013 SIP on March 30, 2023, no further share-based awards will be issued under the 2019 SIP. The 2023 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2023 SIP authorized the issuance of 250,000 shares, subject to an annual increase in available shares and the addition of shares recycled from the 2019 SIP that were cancelled. Based on our shares outstanding as of June 30, 2026, and awards that were recycled from the 2019 SIP, the total shares authorized for issuance under the plan as of June 30, 2026 was 474,578.
A total of 118,192 and 96,132 shares were issued during the six months ended June 30, 2026, and June 30, 2025, respectively.
For time-based RSUs, the fair value was determined by using the closing stock price on the date prior to the grant date. These RSUs vest over three years.
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

Note 14— Share-Based Compensation (continued)
The following is a summary of all the Company’s RSU awards issued under both the 2019 SIP and 2023 SIP:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2025	180,849	$59.43
Granted	118,192	66.16
Vested	(62,015)	58.22
Forfeited	(4,000)	63.34
Non-vested at June 30, 2026	233,026	$63.10
As of June 30, 2026, there was $11.1 million of total unrecognized compensation costs related to non-vested shares granted under both the 2019 SIP and 2023 SIP. The cost is expected to be recognized over a weighted average period of 1.97 years.
2023 Employee Stock Purchase Plan
In 2023, an employee stock purchase plan (“2023 ESPP”) was approved by the Board and shareholders. Upon the 2023 ESPP’s shareholder approval date of March 30, 2023, the 2023 ESPP reserved 250,000 shares of common stock for issuance to employees, subject to an annual increase in reserved shares. At June 30, 2026, 473,978 shares were available to be issued. Whole shares are sold to participants in the 2023 ESPP at 85% of the lower of the stock price at the beginning or end of each semi-annual offering period. The first semi-annual offering period began on September 1, 2023, and the current semi-annual offering period began on March 1, 2026. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 15% of their annual salary.
The following table presents information for the 2023 ESPP for the six months ended June 30, 2026:

June 30, 2026
Shares purchased	6,917
Weighted average price of shares purchased	$54.03
Compensation expense recognized (in 000's)	$106.6
Stock Appreciation Rights (“SARs”)
Upon completion of the Summit Merger, Burke & Herbert assumed SAR awards that had been issued to existing employees that would continue with the same terms and conditions adjusted for the exchange ratio of 0.5043. As part of the Summit Merger, a significant portion of SAR awards accelerated their vesting and thus did not require any future service component. Management used the Black-Scholes option-pricing model to fair value these accelerated SAR awards and included this value as part of the purchase price for the Summit Merger .
The Company also used the Black-Scholes option-pricing model to fair value the non-accelerated SAR awards that were not fully vested. The SAR awards that have been assumed by the Company, were issued in 2019, 2021, and 2023, and these SAR awards become exercisable ratably over seven years (14.3% per year) and contractually expire ten years after the grant date. As of June 30, 2026, there were 106,883 SARs outstanding with a weighted average exercise price of $48.10. These options have a remaining expense amount of $263 thousand that will be recognized throughout the next 3.10 years.
Stock Options
Upon completion of the LNKB Merger and as part of the Merger Agreement, the Company assumed incentive stock options and non-qualified stock option awards that had been issued to existing employees that will continue with the same terms and conditions, adjusted for the exchange ratio of 0.135. As of June 30, 2026, there were 68,219 outstanding stock options with a weighted average exercise price of $68.43. The stock options were acquired through the LNKB Merger and were valued upon acquisition using the Black-Scholes method. This resulted in a remaining expense on these stock options of $173 thousand that will be recognized throughout the next 2.4 years.

Note 14— Share-Based Compensation (continued)
Warrants
As part of the LNKB Merger, the Company assumed stock purchase warrants that were initially issued by LNKB in connection with LNKB’s initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10.00 per share, or $74.07 per share as adjusted by the LNKB Merger’s exchange ratio. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening expenses. The organizers’ warrants are non-voting and are exercisable for a period of ten years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. To date, organizers have not exercised any warrants since their issuance. As of June 30, 2026, there were 207,560 warrants outstanding with a strike price of $74.07 and a total fair value of $2.5 million.
The Board has made no additional authorization to issue any further warrants as of June 30, 2026, and has no current plans for future issuance of warrants.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) applicable to common shares (in thousands)	$9,257	$29,672	$36,381	$56,648

Weighted average number of shares	18,416,204	14,998,857	16,736,101	14,987,732
Net effect of dilutive securities	82,826	24,950	106,634	33,497
Weighted average dilutive shares	18,499,030	15,023,807	16,842,735	15,021,229

Basic earnings (loss) per common share	$0.50	$1.98	$2.17	$3.78
Diluted earnings (loss) per common share	0.50	1.97	2.16	3.77
The following table presents a summary of securities that could potentially dilute basic earnings per share in future periods that were included in the computation of diluted earnings per share for the periods presented.

Dilutive securities	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options and stock appreciation rights	115,551	167,024	115,551	167,024
Warrants	—	—	—	—
Restricted stock units	165,442	—	169,839	—
Total dilutive securities	280,993	167,024	285,390	167,024

Note 15— Earnings Per Share (continued)
The following table presents a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because inclusion would have been anti-dilutive for the periods presented.

Antidilutive securities	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options and stock appreciation rights	17,109	26,042	17,109	26,042
Warrants	207,560	—	207,560	—
Restricted stock units	67,584	188,379	63,187	188,379
Total anti-dilutive securities	292,253	214,421	287,856	214,421
Note 16— Business Combination
Effective on May 1, 2026, Burke & Herbert completed the LNKB Merger. In the LNKB Merger, holders of LNKB Common Stock outstanding at the Effective Time of the LNKB Merger received 0.135 shares of Burke & Herbert common stock for each share of LNKB Common Stock they owned, subject to the payment of cash in lieu of fractional shares. The total aggregate consideration payable in the LNKB Merger was approximately 5,082,605 shares of Burke & Herbert common stock.

LNKB’s results of operations from May 1, 2026, were included in the Company’s results beginning with reporting as of June 30, 2026. Net interest income and income before income taxes for LNKB were estimated to be $18.1 million and $5.0 million, respectively, since the date of the acquisition through June 30, 2026, and are included in the Company’s Consolidated Statement of Income. LNKB Merger-related costs of $33.7 million are included in non-interest expense in the Company’s income statement for the six months ended June 30, 2026. A portion of these LNKB Merger-related costs are captured in the line item Other Operating Non-Interest Expense on the consolidated Income Statement with further description in Note 13 - Other Operating Expense. The fair value of the common shares issued as part of the consideration paid for LNKB was determined on the basis of the closing price of the Company’s common shares on the date of completion of the LNKB Merger.
We accounted for the LNKB Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations, and accordingly, the assets and liabilities of LNKB were recorded at their respective fair values on the date of completion of the LNKB Merger. We recognized goodwill of $82.1 million in connection with the acquisition, which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The goodwill arising from the transaction is not deductible for tax purposes and consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. The fair values of assets and liabilities are subject to refinement for up to one year after the acquisition date if any additional information relative to the acquisition date fair values becomes available. This one year period will expire during the quarter ending June 30, 2027.

The following table summarizes adjustments to or acquired goodwill subsequent to December 31, 2025 (in thousands):

Goodwill
Balance at December 31, 2025	$34,149
Goodwill acquired in acquisition of Burke & Herbert Wealth Services, LLC	2,104
Goodwill acquired in acquisition of LNKB	82,092
Balance at June 30, 2026	$118,345

The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 7 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The fair value of intangible assets related to core deposits was $48.2 million on the date of acquisition.

The fair value of purchased financial assets with credit deterioration was $80.9 million on the date of the acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $97.5 million. At acquisition, all of the securities, held-to-maturity, were reclassified as available-for-sale.

Note 16— Business Combination (continued)

The following table details the total consideration paid for LNKB on May 1, 2026, the fair values of the assets acquired and liabilities assumed and the resulting goodwill at the acquisition date.

($ in thousands, except share information)
Consideration	May 1, 2026
Common stock of LINKBANCORP, Inc.	37,652,888
Exchange ratio	0.135
Expected Burke & Herbert common stock to be issued	5,083,140
Actual Burke & Herbert common stock issued	5,082,605
Fractional common stock to be paid in cash	535

Actual Burke & Herbert common stock issued	5,082,605
Price per share of Burke & Herbert common stock issued	$64.31
Purchase price consideration for common stock issued	326,862

Fractional common stock to be paid in cash	535
Average 10 day closing price used to pay fractional common stock	$64.35
Cash paid for fractional shares	34
Implied value of warrants	2,505
Implied value of stock options	324
Fully diluted transaction value	$329,725

Goodwill	$82,092

Note 16— Business Combination (continued)

	As Recorded	Estimated	Estimated
	by LNKB	Fair Value	Fair Value
($ in thousands)	May 1, 2026	Adjustments	May 1, 2026
Total purchase price consideration			$329,725
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and equivalents	$74,609	$—	74,609
Securities, available-for-sale, at fair value	246,652	—	246,652
Securities, held-to-maturity, at amortized cost	24,832	(379)	24,453
Equity and other investments	12,504	—	12,504
Loans, gross	2,600,294	(22,206)	2,578,088
Allowance for credit losses	(27,373)	(1,134)	(28,507)
Loans, net of allowance	2,572,921	(23,340)	2,549,581
Premises and equipment, net	30,071	787	30,858
Accrued interest receivable	10,719	—	10,719
Company-owned life insurance	54,298	—	54,298
Goodwill and intangibles	72,889	(24,668)	48,221
Other assets	26,839	(3,212)	23,627
Total identifiable assets acquired	3,126,334	(50,812)	3,075,522
Deposits	2,562,680	107	2,562,787
Borrowings	175,000	—	175,000
Subordinated debentures and trust preferred securities	62,318	(240)	62,078
Unfunded reserve liability	2,507	(2,507)	—
Accrued interest and other liabilities	25,667	2,357	28,024
Total liabilities	2,828,172	(283)	2,827,889
Total identifiable net assets	298,162	(50,529)	247,633
Goodwill			$82,092
At acquisition, all of the securities, held-to-maturity were reclassified as available-for-sale.

The following table presents supplemental pro forma information as if the LNKB Merger had occurred on January 1, 2025. The unaudited pro forma information includes adjustments for non-recurring operating expenses and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net Interest Income	$102,434	$99,182	$201,059	$198,000

Net Income	37,275	37,284	72,155	79,828

Note 17— Goodwill and Other Intangible Assets
The following table presents the change in goodwill for the three and six months ended June 30, 2026, and June 30, 2025, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning of period	$36,253	$32,842	$34,149	$32,783
Acquired goodwill	82,092	—	84,196	—
Goodwill adjustment	—	1,307	—	1,366
Impairment	—	—	—	—

End of period	$118,345	$34,149	$118,345	$34,149
During the six months ended June 30, 2026, the Company recorded $82.1 million associated with the LNKB Merger and $2.1 million of additional goodwill associated with the acquisition of Burke & Herbert Wealth Services, LLC, formerly known as Piedmont Wealth Management. See Note 16 - Business Combination to the consolidated financial statements for additional detail regarding the transaction with LNKB.
The Company performs the annual goodwill impairment test on September 30 every year.
Other intangible assets consist of the core deposit intangible which is being amortized on an accelerated basis over its estimated useful life of 7 years. At the Closing Date of the LNKB Merger, the Company recorded $48.2 million of core deposit intangibles associated with the acquisition.
The gross carrying amount and accumulated amortization of core deposit intangibles for the three and six months ended June 30, 2026, and June 30, 2025, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning of period	$38,063	$53,002	$41,747	$57,300
Core deposit intangible acquired	48,221	—	48,221	—
Amortization	(5,530)	(3,888)	(9,214)	(8,186)
Impairment	—	—	—	—

Total core deposit intangible	$80,754	$49,114	$80,754	$49,114
The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Total amortization expense associated with intangible assets was $9.2 million for the six months ended June 30, 2026.
Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
Remaining six months ending, December 31, 2026	$12,582
2027	22,069
2028	17,668
2029	13,267
2030	8,866
Thereafter	6,302
Total	$80,754

Note 18— Segment Information
The Company operates in one reportable segment, Community Banking. The Company's Chief Executive Officer has been identified as the chief operating decision maker (“CODM”). The CODM uses consolidated net income to evaluate the Company's overall operating performance and to allocate capital and other resources. While the CODM reviews information regarding the Company's products, services, revenue streams, and other operating activities, these activities are managed and evaluated on a consolidated basis. Information regarding individual business activities is reviewed for operational management purposes and not for the purpose of allocating resources among separate operating segments. Accordingly, the Company has concluded that it operates in a single reportable segment.

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
Disclosure Regarding Forward-Looking Statements
This Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the beliefs, goals, intentions, and expectations of the Company regarding our: merger with LNKB and the expected cost savings, synergies, returns, and other anticipated benefits from the integration of LNKB; revenues, earnings, earnings per share, loan production, asset quality, and capital levels, among other matters; estimates of the future costs and benefits of the actions we may take; assessments of expected losses on loans; assessments of interest rate and other market risks; ability to achieve our financial and other strategic goals; and other statements that are not historical facts.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations, or assumptions regarding the future of the business, future plans and strategies, operational results, and other future conditions of the Company. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of our industry or our prospects, plans, financial position, or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events, or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Additionally, forward–looking statements speak only as of the date they are made; the Company does not assume any duty, does not undertake, and specifically disclaims any obligation to update such forward–looking statements, whether written or oral, that may be made from time to time, whether because of new information, future events, or otherwise, except as required by law. Furthermore, because forward–looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those indicated in or implied by such forward-looking statements because of a variety of factors, many of which are beyond the control of the Company. Further, factors identified herein are not necessarily all of the factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by any of the forward-looking statements. Other factors, including unknown or unpredictable factors, also could harm the Company. Accordingly, you should consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements made by the Company and not place undue reliance on forward-looking statements. The risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements include, but are not limited to, the following: the possibility that the anticipated benefits of the LNKB Merger will not be realized when expected or at all, including as a result of the impact of, or problems arising from (if any), the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company does business; costs or difficulties associated with newly developed or acquired operations; the possibility that we may be unable to achieve expected synergies and operating efficiencies of the LNKB Merger within the expected timeframes or at all and to successfully integrate LNKB’s operations and those of the Company; that the integration of LNKB may be more difficult, time-consuming or costly than expected; revenues following the LNKB Merger may be lower than expected; the Company’s success in executing its business plans and strategies and managing the risks involved in the foregoing; costs or difficulties associated with newly developed or acquired operations; risks related to the potential impact of global macroeconomic conditions and changes in general economic, political and market factors on the integration of LNKB or our operations generally (either nationally or locally in the areas in which we conduct, or will conduct, business), including inflation, changes in interest rates, market volatility and monetary fluctuations, and changes in federal government policies and practices, including the impact with respect to spending on industries concentrated in our market area, as well as the impact from tariffs on the markets we serve; increased competition; changes in consumer confidence and demand for financial services, including changes in consumer borrowing, repayment, investment, and deposit practices; changes in asset quality and credit risk; our ability to control costs and expenses; adverse developments in borrower industries or declines in real estate values; changes in and compliance with federal and state laws and regulations that pertain to our business and capital levels; our ability to raise capital as needed; the impact, extent and timing of technological changes; the effects of any cybersecurity breaches or events; the development and use of artificial intelligence (“AI”) in business processes, services, and products, including emerging external focus among regulators and other officials related to risks in connection with the development and use of AI; the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts and tensions, or public health events (such as pandemics), and of governmental and societal responses thereto; and the other factors discussed in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of the Company's Annual Report on Form 10–K for the year ended December 31, 2025 and in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors in this Form 10-Q.
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
The Bank’s operations are conducted from it’s over 105 branches and commercial loan offices across Delaware, Kentucky, Maryland, Virginia, West Virginia, and Pennsylvania. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.

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
As of June 30, 2026, we had total consolidated assets of $11.0 billion, gross loans of $8.0 billion, total deposits of $9.0 billion, and total shareholders’ equity of $1.2 billion. As of June 30, 2026, we had 1,051 full-time employees. None of our employees are covered by a collective bargaining agreement.
Merger with LINKBANCORP Inc.
Effective on May 1, 2026, Burke & Herbert Financial Services Corp., a Virginia corporation, completed its previously announced merger with LNKB, pursuant to the LNKB Merger Agreement between Burke & Herbert and LNKB. See Note 1 - Nature of Business Activities and Significant Accounting Policies, in Notes to Consolidated Financial Statements for additional information regarding the LNKB Merger.

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
Business Combination and Goodwill
For acquisitions, we are required to record the assets acquired, including identified intangible assets such as core deposit intangibles, and the liabilities assumed at their respective fair values. The difference between consideration and the net fair value of assets acquired is recorded as goodwill. Management uses significant estimates and assumptions to value such items, including projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for PCD and PSL loans is recognized within acquisition accounting. The allowance for credit losses for non-PCD assets is recognized as provision for credit losses in the same reporting period as the acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated life of the acquired assets or assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the acquisition. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations. The carrying value of goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill.
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
Allowance for Credit Losses
The allowance for credit losses represents our estimate of all expected credit losses for financial assets held for investment at the reporting date based on historical experience, current conditions, and projections including reasonable and supportable, reversion, and post-reversion forecasts. It is a valuation account that is deducted from the financial assets’ amortized cost basis to present the net amount expected to be collected on the financial assets. Financial assets are charged-off against the allowance when management believes the uncollectibility of a financial asset is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
The Company’s loan portfolio is the largest financial asset that is in scope of this critical accounting estimate. Determining the amount of the allowance for credit losses is considered a critical accounting estimate, because it is based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts, and prepayment experience as related to credit contractual terms. Management estimates the allowance balance using relevant available information from internal and external sources. Historical credit loss experience as related to macroeconomic data provides the basis for the estimation of expected credit losses over defined credit contractual terms. Qualitative adjustments to modeled loss rates are made for differences in current portfolio risk characteristics, such as for credit concentrations and for adversely classified or graded credits.
The Company is using a third-party developed model that produces an estimate of the allowance for credit losses as the lifetime expected credit losses of the loan portfolio. This model uses a remaining useful life or WARM method within defined contractual terms by federal call codes. The model forecasts charge-off rates by call codes using ordinary least squares (“OLS”) regression models that use macroeconomic variables to forecast the Company’s charge-off rates. These models are used to produce reasonable and supportable forecasts of charge-off rates. The macroeconomic variables utilized by the Company are sourced from third parties and include variables that meet defined criteria in forecasting credit losses for our loan portfolio. These variables include, but are not limited to such items as equity market conditions or interest rates, as well as to portfolio-specific indicators, such as those that pertain to the commercial real estate or to the residential loan portfolios. To review the integrity of the modeled output, Management validates, validates the specific loan and macroeconomic data inputs.
The Company currently has set an initial reasonable and supportable forecast period of two years with a subsequent one-year input reversion period to the historical mean input forecast loss rates in the remaining or post-reversion periods of the modeled contractual terms. Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable forecasts and the subsequent reversion to historical loss information on collectively evaluated loans. As the quantitatively modeled forecasts reflect the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative adjustments considered by management include the following: (i) management’s assessment of macroeconomic forecasts used in the model and how those forecasts align with management’s overall evaluation of current expected credit conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio, and external factors that may ultimately impact credit quality; and (iii) underwriting trends. The qualitative factors applied at June 30, 2026, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model exclusive of qualitative factors. Management reviews supplemental data sources including historical charge-off rates and data measuring other specific credit outcomes from its systems of record in supporting qualitative factors. However, qualitative factor evaluations are inherently imprecise and require significant management judgment.
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
The Bank continues to monitor its commercial real estate portfolio by reviewing various credit risk and concentration reports. The Bank’s exposure to CRE at June 30, 2026, was $3.9 billion, or 48.7%, of its gross loan portfolio, not including owner-occupied commercial real estate and acquisition, construction & development. CRE as a percent of total assets at June 30, 2026, was 35.5%, not including owner-occupied CRE and acquisition, construction & development. Including owner-occupied CRE and acquisition, construction & development, total exposure was at $5.5 billion, or 68.8%, of our total gross loans and 50.1% of total assets at June 30, 2026.
Loan balances by portfolio segment amortized cost (in thousands) and by percentage of our total gross loan portfolio at June 30, 2026, were as follows:

	June 30, 2026
	Amortized Cost	Percentage
Commercial real estate	$3,898,387	48.7%
Owner-occupied commercial real estate	1,152,749	14.4
Acquisition, construction & development	452,638	5.7
Commercial & industrial	840,878	10.5
Single family residential (1-4 units)	1,605,524	20.1
Consumer non-real estate and other	49,589	0.6
Total gross loans	$7,999,765	100.0%
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
The tables below present the Bank’s commercial real estate, owner-occupied commercial real estate, and acquisition, construction & development portfolios by collateral type and geographic location as of June 30, 2026 (in thousands).

	Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	PA	DC	Other	Total	Percentage
Retail Real Estate	$410,442	$67,417	$157,684	$84,549	$48,088	$107,016	$875,196	22.5%
Multi-Family	275,942	97,045	96,458	107,542	75,171	43,560	695,718	17.8
Office Buildings/Condos	236,515	33,301	199,995	98,448	71,339	68,253	707,851	18.2
Hotels/Motels	99,640	45,994	142,100	40,959	24,579	63,960	417,232	10.7
Industrial/Warehouse	270,753	14,188	83,767	69,766	—	6,998	445,472	11.4
Self-Storage	54,040	21,982	7,511	12,940	—	47,717	144,190	3.7
Nursing-Assisted Living	45,307	—	6,225	258	—	37,064	88,854	2.3
Restaurants	13,535	2,229	16,375	2,760	5,111	4,853	44,863	1.2
Gas Stations	7,665	1,395	1,893	—	14,216	2,270	27,439	0.7
Child Care Facilities and Schools	59,624	235	296	—	32,500	8,924	101,579	2.6%
Other	130,226	10,195	96,013	74,839	16,254	22,466	349,993	9.0
Total	$1,603,689	$293,981	$808,317	$492,061	$287,258	$413,081	$3,898,387	100.0%

	Owner-Occupied Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	PA	DC	Other	Total	Percentage
Office Buildings/Condos	$68,857	$29,665	$31,605	$36,230	$307	$18,654	$185,318	16.1%
Retail	56,685	32,537	55,756	2,753	—	36,347	184,078	16.0
Industrial/Warehouse	50,133	13,631	17,181	3,419	—	19,771	104,135	9.0
Gas Stations	26,535	9,123	4,324	11,485	—	5,501	56,968	4.9
Restaurants	13,624	7,518	42,025	9,091	—	15,234	87,492	7.6
Churches/Religious Organizations	18,034	7,244	8,846	13,761	221	3,368	51,474	4.5
Coal, oil, gas, and natural resource extraction	524	4,555	—	—	—	—	5,079	0.4
Private School	14,623	—	1,607	8,076	—	—	24,306	2.1
Other	142,589	19,283	136,016	114,453	2,175	39,383	453,899	39.4
Total	$391,604	$123,556	$297,360	$199,268	$2,703	$138,258	$1,152,749	100.0%

	Acquisition, Construction & Development by Collateral Type and Geographic Location
	VA	WV	MD	PA	DC	Other	Total	Percentage
Multi-Family	$30,798	$3,732	$24,996	$—	$30,739	$17,948	$108,213	23.9%
Land	93,211	17,573	22,276	19,592	535	17,692	170,879	37.8
Office Buildings/Condos	4,849	—	1,570	6,068	—	9,555	22,042	4.9
Self-Storage	5,423	—	24,174	4,881	—	—	34,478	7.6
Retail Real Estate	—	—	108	—	—	2,086	2,194	0.5
Residential For-Sale	3,070	1,006	1,445	926	—	23,031	29,478	6.5
Other	22,308	14,852	11,858	9,474	—	26,862	85,354	18.9
Total	$159,659	$37,163	$86,427	$40,941	$31,274	$97,174	$452,638	100.0%

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
The Bank believes its underwriting and monitoring standards for commercial real estate loans are sufficient to evaluate its loan portfolio and keep it from incurring significant losses. The largest concentration of the Bank’s commercial real estate loans are in Virginia (approximately 39.2%), and the Bank does not have significant exposure to any economic areas of the country that are underperforming the national economy. Additionally, the Bank’s overall exposure to the “Office Building / Condo” collateral type is 16.6% of total commercial real estate loans, including owner-occupied commercial real estate and acquisition, construction & development. The Bank believes that the combined loan portfolio is well-diversified, generally seasoned, manageable, and will outperform the industry in terms of performance through the economic cycle; however, our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans. For further discussion see Part II, Item 1A. “Risk Factors”.
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
As of June 30, 2026, and December 31, 2025, the Bank complied with all regulatory capital standards and qualifies as “well capitalized.” Note 8 - Regulatory Capital Matters in Notes to Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
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
Supervision and Regulation Update
As a result of the LNKB Merger, as of May 1, 2026, we have total consolidated assets of $11.0 billion, compared to $7.9 billion as of December 31, 2025. The increase in the size of our assets will lead to additional scrutiny from governmental authorities. Banks with $10 billion or more in total assets are, among other things: examined directly by the Consumer Financial Protection Bureau (the “CFPB”) with respect to various federal consumer financial laws; subject to reduced dividends on any holdings of Federal Reserve Bank of Richmond common stock; subject to limits on interchange fees pursuant to Section 920 of the Electronic Funds Transfer Act (known as the Durbin Amendment); no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the Community Bank Leverage Ratio. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, and the incurrence of significant expenses, which could have a significant adverse effect on the Company’s financial condition or results of operations.
The Durbin Amendment. The Federal Reserve's regulations implementing the Durbin Amendment cap the maximum permissible interchange fee for covered issuers at $0.21 per transaction plus 5 basis points multiplied by the value of the transaction, with an additional $0.01 per transaction for issuers that implement policies and procedures reasonably designed to achieve certain fraud-prevention standards. Prior to crossing the $10 billion threshold, the Bank was exempt from these interchange fee limitations. Beginning July 1, 2027, the Bank will become subject to the Durbin Amendment's interchange fee limitations, which will reduce the interchange income we receive on debit card transactions. While we are still evaluating the full impact, we expect the Durbin Amendment to result in a meaningful reduction in our debit card interchange revenue. We are exploring strategies to mitigate this impact, including reviewing our deposit product pricing and fee structures.
CFPB Supervision. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the CFPB has examination and primary enforcement authority over insured depository institutions with more than $10 billion in assets for compliance with federal consumer financial laws. As a result of crossing this threshold, the Bank is now subject to CFPB supervision, which includes periodic examinations by the CFPB. The CFPB has broad rulemaking authority over consumer financial products and services. CFPB supervision may result in increased compliance costs, require changes to certain of our business practices, and subject us to potential enforcement actions or penalties if we are found to be in violation of federal consumer financial laws.

FDIC Insurance. For institutions with greater than $10 billion in assets, deposit insurance pricing is based on a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk (“CAMELS”), in addition to financial measures used to estimate an institution’s ability to withstand asset-related and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the institution’s failure. Banks with $10 billion or more in total assets may be subject to assessments or increases in premiums from time to time if the FDIC needs to replenish the Deposit Insurance Fund to required levels.

For additional information regarding the effects and risks associated with crossing the $10 billion asset threshold, see Supervision and Regulation and Risk Factors in our Form 10-K for the year ended December 31, 2025.

Selected Financial Data
The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of June 30, 2026, and June 30, 2025, and the selected income statement data for the three and six months ended June 30, 2026, and June 30, 2025, have been derived from our consolidated financial statements included elsewhere in this Form 10-Q and in other filings we have submitted with the SEC and should be read in conjunction with the other information contained in this Form 10-Q.

			For the Period Ended June 30,
(In thousands, except ratios, share and per share data)			2026	2025
Selected Financial Condition Data:
Total assets			$10,991,300	$8,053,084
Total cash and cash equivalents			167,153	325,146
Total investment securities, at fair value			1,963,038	1,522,611
Net loans			7,905,295	5,523,201
Company-owned life insurance			269,046	182,181
Premises and equipment, net			150,698	133,997
Total deposits			8,968,082	6,390,974
Short-term borrowings			525,000	650,000
Total shareholders’ equity			1,202,179	780,018
Common shareholders’ equity			1,191,766	769,605

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2026	2025	2026	2025
Selected Operating Data:
Interest income	$136,987	$111,858	$242,443	$222,644
Interest expense	43,945	37,625	77,558	75,424
Net interest income	93,042	74,233	164,885	147,220
Provision for credit losses	1,379	624	1,391	1,125
Total non-interest income	13,849	12,877	26,702	22,900
Total non-interest expenses	93,506	49,305	144,887	98,969
Income before income taxes	12,006	37,181	45,309	70,026
Income tax expense	2,524	7,284	8,478	12,928
Preferred stock dividends	225	225	450	450
Net income applicable to common shares	9,257	29,672	36,381	56,648

Per Share Data:
Average shares of common stock outstanding, basic	18,416,204	14,998,857	16,736,101	14,987,732
Average shares of common stock outstanding, diluted	18,499,030	15,023,807	16,842,735	15,021,229
Total shares of common stock outstanding	20,165,171	15,007,712	20,165,171	15,007,712
Basic net income per common share	$0.50	$1.98	$2.17	$3.78
Diluted net income per common share	0.50	1.97	2.16	3.77
Dividends declared per common share	0.55	0.55	1.10	1.10
Common stock dividend payout ratio (1)	110.00%	27.92%	50.93%	29.18%
Book value per common share (at period end)	$59.10	$51.28	$59.10	$51.28

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2026	2025	2026	2025
Performance Ratios:
Return on average assets	0.37%	1.51%	0.82%	1.46%
Return on average common equity (2)	3.52	15.71	7.66	15.25
Interest rate spread (3)	3.55	3.57	3.54	3.56
Net interest margin (4)	4.15	4.17	4.12	4.17
Efficiency ratio (5)	87.48	56.60	75.62	58.18

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets	11.78%	12.22%	11.78%	12.22%
Total risk-based capital to risk-weighted assets	14.43	15.27	14.43	15.27
Tier 1 capital to risk-weighted assets	12.08	12.65	12.08	12.65
Tier 1 capital to average assets (leverage ratio)	11.07	10.42	11.07	10.42

Asset Quality Ratios:
Allowance coverage ratio	1.18%	1.20%	1.18%	1.20%
Allowance for credit losses as a percentage of non-performing loans	99.12	78.63	99.12	78.63
Net charge-offs to average outstanding loans during the period	0.02	0.02	0.02	0.04
Non-performing loans as a percentage of total loans	1.19	1.53	1.19	1.53
Non-performing assets as a percentage of total assets	0.89	1.10	0.89	1.10

Other Data:
Number of full-service branches	105	77	105	77
Number of full-time equivalent employees	1,051	819	1,051	819
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

Results of Operations for the Six Months Ended June 30, 2026, and June 30, 2025
General
Net income applicable to common shares for the six months ended June 30, 2026, was $36.4 million, compared to net income applicable to common shares of $56.6 million during the six months ended June 30, 2025. The $20.3 million decrease in net income applicable to common shares was primarily the result of an increase in merger-related expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Net interest income increased by $17.7 million to $164.9 million for the six months ended June 30, 2026, compared to $147.2 million for the six months ended June 30, 2025. The main driver for this increase was the impact of the LNKB Merger which resulted in an increase in the balance of interest-earning assets, in excess of the increase in interest-bearing liabilities.
For the six months ended June 30, 2026, the Company recorded credit provision expense of $1.4 million compared to a provision of $1.1 million, which was a small increase compared to the six months ended June 30, 2025. For the six months ended June 30, 2026, the provision for off-balance sheet credit exposures was $2.0 million, compared to a recovery of $492.0 thousand, for the six months ended June 30, 2025.
Non-interest income increased by $3.8 million, or 16.6%, to $26.7 million for the six months ended June 30, 2026, compared to $22.9 million for the six months ended June 30, 2025. All categories of non-interest income increased except service charges and fees and net (losses) gains on securities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increases in income from fiduciary and wealth management income was driven by the acquisition of Burke & Herbert Wealth Services, LLC, while increases in company-owned life insurance, bank debit and other card revenue and other non-interest income were driven by the LNKB Merger, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Non-interest expense increased by $45.9 million, or 46.4%, to $144.9 million for the six months ended June 30, 2026, compared to $99.0 million for the six months ended June 30, 2025. The increase was primarily due to the effect of the LNKB Merger and included higher legal, consulting, audit, investment banking, software contract terminations, and change-in-control salary and benefit payments for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
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
Net interest income totaled $164.9 million for the six months ended June 30, 2026, compared to $147.2 million for the six months ended June 30, 2025. The increase in net interest income was primarily driven by the LNKB Merger and results reflecting higher average balances of interest-earning assets in excess of the higher average balances of interest-bearing liabilities. Accretion income associated with acquired loans totaled $16.1 million for the six months ended June 30, 2026, compared to $23.0 million for the six months ended June 30, 2025. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $2.9 million for the six months ended June 30, 2026, compared to $3.6 million for the six months ended June 30, 2025.
The tax-adjusted net interest margin was 4.12% for the six months ended June 30, 2026, compared to 4.17% for the six months ended June 30, 2025. The decrease in tax-adjusted net interest margin was primarily driven by lower accretion income and the acquisition of lower yielding loans from the LNKB Merger which led to lower rates on interest-earning assets.
The yield for the taxable loan portfolio was 6.58% for the six months ended June 30, 2026, compared to 6.93% for the six months ended June 30, 2025. The decrease was primarily the result of an increase in the balance of lower yielding loans due to the LNKB Merger, as well as lower accretion income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
The tax-adjusted yield on the total investment securities portfolio was 4.23% for the six months ended June 30, 2026, compared to 3.90% for the six months ended June 30, 2025. The increase was mainly due to higher yields through reinvestment in our securities portfolio as well as an increase in balances due to the LNKB Merger.
The rate on interest-bearing deposits decreased to 2.21% during the six months ended June 30, 2026, from 2.47% during the six months ended June 30, 2025. The decrease was primarily due to the LNKB Merger which resulted in an increase in lower rate deposits and decreases in interest rates across the different categories of deposit liabilities as well as decreases in market rates.
The rate on our short-term borrowings for the six months ended June 30, 2026, was 3.70%, compared to 3.90% for the six months ended June 30, 2025. The decrease was due to decreases in the Federal Funds Rate and other short-term market rates and the addition of derivative swaps that decreased our cost of borrowing. The rate on our subordinated debt was 9.68% for the six months ended June 30, 2026, compared to 9.73% for the six months ended June 30, 2025.
The following table sets forth the major components of net interest income and the related yields and rates for the six months ended June 30, 2026, and June 30, 2025, for comparison (dollars in thousands).

	For the Six Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Loans, gross (1)(2)	$6,273,708	$204,853	6.58%	$5,639,518	$193,834	6.93%
Tax-exempt loans (1)(2)	3,704	120	6.53	3,896	113	5.85
Total loans	6,277,412	204,973	6.58	5,643,414	193,947	6.93
Interest-earning deposits and fed funds sold	69,941	1,307	3.77	61,175	1,528	5.04
Taxable AFS securities and other securities (3)	1,133,024	22,501	4.00	1,049,405	19,987	3.84
Tax-exempt AFS securities (3)(4)	763,889	17,325	4.57	454,792	9,121	4.04
Total securities	1,896,913	39,826	4.23	1,504,197	29,108	3.90
Total interest-earning assets	8,244,266	246,106	6.02	7,208,786	224,583	6.28
Non-interest-earning assets	722,622			606,857
Total assets	$8,966,888			$7,815,643

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,568,762			$1,362,148
Interest-bearing demand	2,497,731	24,355	1.97%	2,227,735	24,135	2.18%
Money market & savings	1,891,909	17,810	1.90	1,640,864	16,406	2.02
Brokered CDs & time deposits	1,233,904	19,573	3.20	1,213,305	21,741	3.61
Total interest-bearing deposits	5,623,544	61,738	2.21	5,081,904	62,282	2.47
Total deposits	7,192,306	61,738	1.73	6,444,052	62,282	1.95
Borrowings:
Short-term borrowings and other	575,628	10,561	3.70	397,346	7,683	3.90
Subordinated debt borrowings	109,565	5,259	9.68	113,102	5,459	9.73
Total interest-bearing liabilities	6,308,737	77,558	2.48	5,592,352	75,424	2.72
Non-interest-bearing liabilities	121,057			101,798
Equity	968,332			759,345
Total liabilities and equity	$8,966,888			$7,815,643

Taxable-equivalent net interest income /net interest spread (5)		168,548	3.54%		149,159	3.56%
Taxable-equivalent net interest margin (6)			4.12%			4.17%
Taxable-equivalent net adjustment		(3,663)			(1,939)
Net interest income		$164,885			$147,220
Net interest-earning assets	$1,935,529			$1,616,434
(1)Non-accrual loans are included in average loan balances.
(2)Loan fees are included in the calculation of interest income.
(3)Calculated based on fair value of investment securities.
(4)Yields and interest income on tax-exempt assets are computed on a taxable-equivalent basis assuming a 21% tax rate.
(5)The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average rate of interest-bearing liabilities for the period.

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

	Six Months Ended
	June 30, 2026	June 30, 2025
GAAP Financial Measurements
Interest income - Loans	$204,853	$193,834
Interest income - Tax-exempt loans	95	89
Interest income - Taxable AFS securities and other securities	21,087	18,790
Interest income - Tax-exempt AFS securities	13,687	7,206
Interest income - Other interest income	2,721	2,725
Total Interest Income	242,443	222,644

Interest expense - Deposits	61,738	62,282
Interest expense - Borrowed funds	10,487	7,630
Interest expense - Subordinated debt	5,259	5,459
Interest expense - Other	74	53
Total interest expense	77,558	75,424

Total net interest income	$164,885	$147,220

Non-GAAP Financial Measurements
Add: Tax benefit on tax-exempt interest income	$3,663	$1,939
Total tax benefit on tax-exempt interest income (1)	3,663	1,939
Tax-equivalent net interest income	$168,548	$149,159
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the six months ended June 30, 2026, and June 30, 2025, are annualized using actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Six Months Ended June 30, 2026 vs June 30, 2025
	Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
Income from the interest-earning assets:
Loans(1), gross	$21,921	$(10,895)	$11,026
AFS Securities and other securities (1)	7,614	3,104	10,718
Interest bearing deposits and fed funds sold	219	(440)	(221)
Total interest income on interest-earning assets	29,754	(8,231)	21,523
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	2,821	(2,601)	220
Money market & savings	2,530	(1,126)	1,404
Brokered CDs & time deposits	369	(2,537)	(2,168)
Total interest expense on interest-bearing deposits	5,720	(6,264)	(544)
Borrowings
Short-term borrowings	3,449	(571)	2,878
Subordinated debt and other	(186)	(14)	(200)
Total borrowings	3,263	(585)	2,678
Total interest expense on interest-bearing liabilities	8,983	(6,849)	2,134
Taxable-equivalent net interest income	$20,771	$(1,382)	$19,389
(1)Yields and interest income on tax-exempt loans and securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $242.4 million for the six months ended June 30, 2026, compared to $222.6 million for the six months ended June 30, 2025, an increase of 8.9%. The increase in interest income was primarily due to the LNKB Merger and an increase in the balance of interest-earning assets, partially offset by a decrease in accretion income, when compared to the six months ended June 30, 2025. Interest income on loans increased by $11.0 million and interest income on securities increased $8.8 million, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a higher volume of interest earning assets and higher reinvestment rates in our securities portfolio. Accretion income associated with acquired loans totaled $16.1 million for the six months ended June 30, 2026, compared to $23.0 million for the six months ended June 30, 2025.
Interest Expense
Total interest expense was $77.6 million for the six months ended June 30, 2026, compared to $75.4 million for the six months ended June 30, 2025. The increase in interest expense was due to results that reflect an increase in interest-bearing liabilities due to the LNKB Merger, partially offset by lower rates on interest-bearing liabilities. Interest expense on interest-bearing deposits decreased by $544.0 thousand for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Interest on subordinated debt was $5.3 million for the six months ended June 30, 2026, compared to $5.5 million for the six months ended June 30, 2025. Interest expense on short-term borrowings totaled $10.5 million for the six months ended June 30, 2026, compared to $7.6 million for the six months ended June 30, 2025. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $2.9 million for the six months ended June 30, 2026, compared to $3.6 million for the six months ended June 30, 2025.
Provision for Credit Losses
The provision for credit losses was $1.4 million for the six months ended June 30, 2026, which was a small increase compared to a provision of $1.1 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, the provision for off-balance sheet credit exposures was $2.0 million, compared to a recovery of $492.0 thousand, compared to the six months ended June 30, 2025. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Six months ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Fiduciary and wealth management	$6,327	$4,868	$1,459	30.0%
Service charges and fees	4,141	4,308	(167)	(3.9)
Net gains (losses) on securities	(69)	39	(108)	(276.9)
Income from company-owned life insurance	4,686	4,175	511	12.2
Bank debit and other card revenue	6,256	5,908	348	5.9
Other non-interest income	5,361	3,602	1,759	48.8
Total	$26,702	$22,900	$3,802	16.6%
Non-interest income increased 16.6% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. All categories of non-interest income increased except service charges and fees and net (losses) gains on securities increased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increases in income from company-owned life insurance, bank debit and other card revenue and other non-interest income were driven by the LNKB Merger, while the increase in fiduciary and wealth management income was driven by the acquisition of Burke & Herbert Wealth Services, LLC.
The largest percentage increase included a $1.8 million increase in other non-interest income for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, driven by increases in the utilization of services and fees in other non-interest income categories. The $1.5 million increase in fiduciary and wealth management income was driven by the acquisition of Burke & Herbert Wealth Services, LLC and the corresponding increase in wealth and fiduciary services in connection with such acquisition for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Net (losses) gains on securities decreased $108.0 thousand, and was driven by an increase in sales in our AFS securities portfolio for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Six months ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Salaries and wages	$62,791	$42,261	$20,530	48.6%
Pensions and other employee benefits	11,157	9,203	1,954	21.2
Occupancy	10,681	7,566	3,115	41.2
Equipment rentals, depreciation and maintenance	11,122	8,184	2,938	35.9
Core deposit intangible amortization	9,214	8,186	1,028	12.6
ATM, card, and network expense	2,523	2,446	77	3.1
FDIC and other regulatory assessments	2,716	2,002	714	35.7
Other operating	34,683	19,121	15,562	81.4
Total	$144,887	$98,969	$45,918	46.4%
Non-interest expense increased $45.9 million, or 46.4%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Increases were noted in every non-interest expense category and were driven by the effect of the LNKB Merger and merger expenses which included higher legal, consulting, audit, investment banking, software contract terminations, and change-in-control salary and benefit payments for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The largest dollar increase for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was $20.5 million for salaries and wages, mostly driven by change-in-control salary and benefit payments and a larger company-wide headcount due to the LNKB Merger. See Note 13 — Other Operating Expense in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.

Income Tax Expense
Income tax expense was $8.5 million for the six months ended June 30, 2026, a decrease of $4.5 million from income tax expense for the six months ended June 30, 2025. The decrease was due to the decrease in income before income taxes for the six months ended June 30, 2026, when compared to the six months ended June 30, 2025. For the six months ended June 30, 2026, the effective tax rate was 18.7%, while the effective tax rate was 18.5% for June 30, 2025.

Results of Operations for the Three Months Ended June 30, 2026, and June 30, 2025
General
Net income applicable to common shares for the three months ended June 30, 2026, was $9.3 million, compared to net income applicable to common shares of $29.7 million during the three months ended June 30, 2025. The $20.4 million decrease in net income applicable to common shares was primarily the result of an increase in merger-related expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Net interest income increased by $18.8 million to $93.0 million for the three months ended June 30, 2026, compared to $74.2 million for the three months ended June 30, 2025. The main driver for this increase was the impact of the LNKB Merger which resulted in an increase in the balance of interest-earning assets, in excess of the increase in interest-bearing liabilities.
For the three months ended June 30, 2026, the Company recorded credit provision expense of $1.4 million compared to a provision of $624.0 thousand, which was a small increase compared to the three months ended June 30, 2025. For the three months ended June 30, 2026, the provision for off-balance sheet credit exposures was $2.2 million, compared to a recovery of $93.0 thousand for the three months ended June 30, 2025.
Non-interest income increased by $1.0 million, or 7.5%, to $13.8 million for the three months ended June 30, 2026, compared to $12.9 million for the three months ended June 30, 2025. All categories of non-interest income increased except net (losses) gains on securities, primarily due to the impact of the LNKB Merger, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Non-interest expense increased by $44.2 million, or 89.6%, to $93.5 million for the three months ended June 30, 2026, as compared to $49.3 million for the three months ended June 30, 2025. The increase was primarily due to the effect of the LNKB Merger and included higher legal, consulting, audit, investment banking, software contract terminations, and change-in-control salary and benefit payments for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
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
Net interest income totaled $93.0 million for the three months ended June 30, 2026, compared to $74.2 million for the three months ended June 30, 2025. The increase in net interest income was primarily driven by the LNKB Merger and results reflect higher average balances of interest-earning assets in excess of the higher average balances of interest-bearing liabilities. Accretion income associated with acquired loans totaled $9.3 million for the three months ended June 30, 2026, compared to $11.5 million for the three months ended June 30, 2025. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $1.5 million for the three months ended June 30, 2026, compared to $1.4 million for the three months ended June 30, 2025.
The tax-adjusted net interest margin was 4.15% for the three months ended June 30, 2026, compared to 4.17% for the three months ended June 30, 2025. The decrease in tax-adjusted net interest margin was primarily driven by the LNKB Merger and the acquisition of additional lower yielding loans which led to lower rates on interest-earning assets and lower accretion income when compared to the three months ended June 30, 2025.

The yield for the taxable loan portfolio was 6.54% for the three months ended June 30, 2026, compared to 6.90% for the three months ended June 30, 2025. The decrease was primarily the result of an increase in the balance of lower yielding loans due to the LNKB Merger, as well as lower accretion income for three months ended June 30, 2026 compared to the three months ended June 30, 2025.
The tax-adjusted yield on the total investment securities portfolio was 4.41% for the three months ended June 30, 2026, compared to 3.95% for the three months ended June 30, 2025. The increase was due to higher yields in our investment portfolio as well as an increase in balances due to the LNKB Merger for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
The rate on interest-bearing deposits decreased to 2.25% during the three months ended June 30, 2026, from 2.41% during the three months ended June 30, 2025. The decrease was primarily due to the LNKB Merger which resulted in an increase in lower rate deposits and decreases in interest rates across the different categories of deposit liabilities as well as decreases in market rates.
The rate on our short-term borrowings for the three months ended June 30, 2026, was 3.64%, compared to 3.91% for the three months ended June 30, 2025. The decrease was due to decreases in the Federal Funds Rate and other short-term market rates and the addition of derivative swaps that decreased our cost of borrowing. The rate on our subordinated debt was 9.16% for the three months ended June 30, 2026, compared to 9.62% for the three months ended June 30, 2025.
The following table sets forth the major components of net interest income and the related yields and rates for the three months ended June 30, 2026, and June 30, 2025, for comparison (dollars in thousands).

	For the Three Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Loans, gross (1)(2)	$7,156,639	$116,770	6.54%	$5,627,236	$96,803	6.90%
Tax-exempt loans (1)(2)	4,497	69	6.15	3,737	55	5.90
Total loans	7,161,136	116,839	6.54	5,630,973	96,858	6.90
Interest-earning deposits and fed funds sold	69,525	569	3.28	81,369	950	4.68
Taxable AFS securities and other securities (3)	1,137,512	11,988	4.23	1,059,310	10,123	3.83
Tax-exempt AFS securities (3)(4)	830,459	9,627	4.65	476,586	4,986	4.20
Total securities	1,967,971	21,615	4.41	1,535,896	15,109	3.95
Total interest-earning assets	9,198,632	139,023	6.06	7,248,238	112,917	6.25
Non-interest-earning assets	811,851			615,947
Total assets	$10,010,483			$7,864,185

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,802,833			$1,352,785
Interest-bearing demand	2,706,931	13,194	1.96%	2,239,100	12,318	2.21%
Money market & savings	2,106,402	10,252	1.95	1,648,338	8,268	2.01
Brokered CDs & time deposits	1,421,123	11,572	3.27	1,173,213	9,845	3.37
Total interest-bearing deposits	6,234,456	35,018	2.25	5,060,651	30,431	2.41
Total deposits	8,037,289	35,018	1.75	6,413,436	30,431	1.90
Borrowings:
Short-term borrowings and other	653,886	5,937	3.64	457,775	4,464	3.91
Subordinated debt borrowings	130,913	2,990	9.16	113,813	2,730	9.62
Total interest-bearing liabilities	7,019,255	43,945	2.51	5,632,239	37,625	2.68
Non-interest-bearing liabilities	124,480			111,394
Equity	1,063,915			767,767
Total liabilities and equity	$10,010,483			$7,864,185

Taxable-equivalent net interest income /net interest spread (5)		95,078	3.55%		75,292	3.57%
Taxable-equivalent net interest margin (6)			4.15%			4.17%
Taxable-equivalent net adjustment		(2,036)			(1,059)
Net interest income		$93,042			$74,233
Net interest-earning assets	$2,179,377			$1,615,999
(1)Non-accrual loans are included in average loan balances.
(2)Loan fees are included in the calculation of interest income.
(3)Calculated based on fair value of investment securities.
(4)Yields and interest income on tax-exempt assets are computed on a taxable-equivalent basis assuming a 21% tax rate.
(5)The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average rate of interest-bearing liabilities for the period.

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

	Three Months Ended
	June 30, 2026	June 30, 2025
GAAP Financial Measurements
Interest income - Loans	$116,770	$96,803
Interest income - Tax-exempt loans	55	43
Interest income - Taxable AFS securities and other securities	11,329	9,303
Interest income - Tax-exempt AFS securities	7,605	3,939
Interest income - Other interest income	1,228	1,770
Total Interest Income	136,987	111,858

Interest expense - Deposits	35,018	30,431
Interest expense - Borrowed funds	5,897	4,438
Interest expense - Subordinated debt	2,990	2,730
Interest expense - Other	40	26
Total interest expense	43,945	37,625

Total net interest income	$93,042	$74,233

Non-GAAP Financial Measurements
Add: Tax benefit on tax-exempt interest income	$2,036	$1,059
Total tax benefit on tax-exempt interest income (1)	2,036	1,059
Tax-equivalent net interest income	$95,078	$75,292
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the three months ended June 30, 2026, and June 30, 2025, are annualized using actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Three Months Ended June 30, 2026 vs June 30, 2025
	Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
Income from the interest-earning assets:
Loans, gross	$26,408	$(6,427)	$19,981
Securities (1)	4,249	2,257	6,506
Interest bearing deposits and fed funds sold	(138)	(243)	(381)
Total interest income on interest-earning assets	30,519	(4,413)	26,106
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	2,563	(1,687)	876
Money market & savings	2,299	(315)	1,984
Brokered CDs & time deposits	2,081	(354)	1,727
Total interest expense on interest-bearing deposits	6,943	(2,356)	4,587
Borrowings
Short-term borrowings	1,913	(440)	1,473
Subordinated debt and other	410	(150)	260
Total borrowings	2,323	(590)	1,733
Total interest expense on interest-bearing liabilities	9,266	(2,946)	6,320
Taxable-equivalent net interest income	$21,253	$(1,467)	$19,786
(1)Yields and interest income on tax-exempt loans and securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $137.0 million for the three months ended June 30, 2026, compared to $111.9 million for the three months ended June 30, 2025, an increase of 22.5%. The increase in interest income was primarily due to the LNKB Merger and an increase in the balance of interest-earning assets, partially offset by a decrease in accretion income when compared to the three months ended June 30, 2025. Interest income on loans increased by $20.0 million and interest income on securities increased $5.7 million, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the LNKB Merger. Accretion income associated with acquired loans totaled $9.3 million for the three months ended June 30, 2026, compared to $11.5 million for the three months ended June 30, 2025.
Interest Expense
Total interest expense was $43.9 million for the three months ended June 30, 2026, compared to $37.6 million for the three months ended June 30, 2025. The increase in interest expense was due to results that reflect an increase in interest-bearing liabilities due to the LNKB Merger, partially offset by lower rates on interest-bearing liabilities. Interest expense on interest-bearing deposits increased by $4.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to higher balances from the LNKB Merger and an increase in deposit gathering. Interest on subordinated debt was $3.0 million for the three months ended June 30, 2026, compared to $2.7 million for the three months ended June 30, 2025. Interest expense on short-term borrowings amounted to $5.9 million for the three months ended June 30, 2026, compared to $4.4 million for the three months ended June 30, 2025, due to higher average balances. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $1.5 million for the three months ended June 30, 2026, compared to $1.4 million for the three months ended June 30, 2025.
Provision for (Recapture of) Credit Losses
The provision for credit losses was $1.4 million for the three months ended June 30, 2026, which was a small increase compared to a provision of $624.0 thousand for the three months ended June 30, 2025. For the three months ended June 30, 2026, the provision for off-balance sheet credit exposures was $2.2 million, compared to a recovery of $93.0 thousand for the three months ended June 30, 2025. See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Three months ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Fiduciary and wealth management	$3,100	$2,425	$675	27.8%
Service charges and fees	2,286	2,130	156	7.3
Net gains (losses) on securities	(1,868)	38	(1,906)	N/M
Income from company-owned life insurance	3,207	2,982	225	7.5
Bank debit and other card revenue	3,421	3,024	397	13.1
Other non-interest income	3,703	2,278	1,425	62.6
Total	$13,849	$12,877	$972	7.5%
Non-interest income increased 7.5% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The largest dollar and percentage increase was a $1.4 million increase in other non-interest income for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was driven by an increase in the utilization of services and fees in other non-interest income categories for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Increases in fiduciary and wealth management, service charges and fees, income from company-owned life insurance, bank debit and other card revenue, and other non-interest income exceeded the decline in net (losses) gains on securities for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The fiduciary and wealth management increase was driven by the acquisition of Burke & Herbert Wealth Services, LLC and increased wealth and fiduciary services performance, while the decrease in net (losses) gains from securities was driven by security sales.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Three months ended June 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Salaries and wages	$41,378	$21,320	$20,058	94.1%
Pensions and other employee benefits	5,787	4,067	1,720	42.3
Occupancy	6,654	3,521	3,133	89.0
Equipment rentals, depreciation and maintenance	6,934	4,100	2,834	69.1
Core deposit intangible amortization	5,530	3,888	1,642	42.2
ATM, card, and network expense	1,389	1,314	75	5.7
FDIC and other regulatory assessments	1,576	1,088	488	44.9
Other operating	24,258	10,007	14,251	142.4
Total	$93,506	$49,305	$44,201	89.6%
Non-interest expense increased $44.2 million, or 89.6%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by the LNKB Merger and merger expenses which included higher legal, consulting, audit, investment banking, software contract terminations, and change-in-control salary and benefit payments during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The largest dollar increase for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 was $20.1 million for salaries and wages, mostly driven by change-in-control salary and benefit payments and a larger company-wide headcount, while core deposit intangible amortization increased due to the addition of new intangible assets from the LNKB Merger. See Note 13 — Other Operating Expense in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $2.5 million for the three months ended June 30, 2026, a decrease of $4.8 million from the tax expense of $7.3 million for the three months ended June 30, 2025. The decrease was due to the decrease in income before income taxes for the three months ended June 30, 2026, when compared to the three months ended June 30, 2025. For the three months ended June 30, 2026, the effective tax rate was 21.0%, while the effective tax rate was 19.6% for June 30, 2025.

Analysis of Financial Condition for the Period Ended June 30, 2026, and December 31, 2025
Assets increased by $3.1 billion to $11.0 billion as of June 30, 2026, compared to $7.9 billion as of December 31, 2025. Loans, net of ACL, increased by $2.6 billion from $5.3 billion as of December 31, 2025, to $7.9 billion as of June 30, 2026. Deposits increased by $2.6 billion and amounted to $9.0 billion at June 30, 2026, compared to $6.4 billion at December 31, 2025. The increases in these totals are primarily due to the LNKB Merger. Refer to Note 16 - Business Combination in the Notes to the Consolidated Financial Statements for further information regarding assets and liabilities acquired and assumed.
Short-term borrowings increased by $75.0 million to $525.0 million as of June 30, 2026, compared to $450.0 million at December 31, 2025. Subordinated debt and subordinated debt owed to unconsolidated subsidiary trusts, increased by $64.7 million primarily due to subordinated debt assumed in the LNKB Merger, and totaled $152.2 million at June 30, 2026, compared to $87.5 million at December 31, 2025.
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
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the six months ended June 30, 2026, the unrealized losses on our holdings increased $2.4 million from December 31, 2025.
The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at June 30, 2026, or at December 31, 2025.
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
The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment for June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$158,373	$—	$9,427	$148,946
Obligations of states and municipalities	1,157,655	7,952	57,839	1,107,768
Residential mortgage backed - agency	86,719	302	3,033	83,988
Residential mortgage backed - non-agency	380,791	635	8,893	372,533
Commercial mortgage backed - agency	73,742	22	1,026	72,738
Commercial mortgage backed - non-agency	95,248	95	1,996	93,347
Asset-backed	47,486	95	564	47,017
Other	37,262	373	934	36,701
Total	$2,037,276	$9,474	$83,712	$1,963,038

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$159,088	$—	$8,964	$150,124
Obligations of states and municipalities	977,104	5,414	59,944	922,574
Residential mortgage backed - agency	57,731	464	2,810	55,385
Residential mortgage backed - non-agency	221,443	1,860	5,211	218,092
Commercial mortgage backed - agency	74,253	250	607	73,896
Commercial mortgage backed - non-agency	112,082	584	1,557	111,109
Asset-backed	53,954	89	577	53,466
Other	32,162	158	1,012	31,308
Total	$1,687,817	$8,819	$80,682	$1,615,954
The investment maturity table below summarizes contractual maturities for our investment securities at June 30, 2026. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.4 years at June 30, 2026. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	June 30, 2026
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	—%	$158,373	1.34%	$—	—%	$—	—%	$158,373	1.34%
Obligations of states and municipalities	6,303	4.12	324,909	2.62	607,699	3.69	218,744	3.36	1,157,655	3.33
Residential mortgage backed - agency	847	3.30	41,580	4.86	28,937	2.98	15,355	4.37	86,719	4.13
Residential mortgage backed - non-agency	3,127	4.38	88,562	3.71	265,209	4.47	23,893	4.77	380,791	4.31
Commercial mortgage backed - agency	1,083	3.63	24,509	4.09	48,150	5.10	—	—	73,742	4.74
Commercial mortgage backed - non-agency	6,084	5.18	58,963	4.66	30,201	4.70	—	—	95,248	4.70
Asset-backed	2,047	4.98	31,093	4.85	14,346	4.52	—	—	47,486	4.75
Other	—	—	4,824	5.33	23,305	6.10	9,133	9.52	37,262	6.84
Total	$19,491	4.52%	$732,813	2.93%	$1,017,847	4.04%	$267,125	3.75%	$2,037,276	3.61%
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

The following tables set forth the composition of our loan portfolio as of the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Commercial real estate	$3,898,387	$2,769,287
Owner-occupied commercial real estate	1,152,749	593,120
Acquisition, construction & development	452,638	386,870
Commercial & industrial	840,878	461,921
Single family residential (1-4 units)	1,605,524	1,127,684
Consumer non-real estate and other	49,589	48,794
Loans, gross	7,999,765	5,387,676
Allowance for credit losses	(94,470)	(67,823)
Loans, net	$7,905,295	$5,319,853
The loan portfolio, excluding ACL, at June 30, 2026, increased by $2.6 billion from December 31, 2025, primarily due to the completion of the LNKB Merger.
The following table shows the maturity distribution for total loans outstanding as of June 30, 2026. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balance of loans is indicated by both fixed and floating rate categories in the table below (in thousands).

	June 30, 2026
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$335,383	$123,453	$1,375,980	$717,956	$300,644	$633,608	$122,933	$288,430	$3,898,387
Owner-occupied commercial real estate	39,888	10,839	270,888	99,793	162,000	394,150	63,190	112,001	1,152,749
Acquisition, construction & development	44,940	141,922	25,803	113,820	24,460	73,306	7,877	20,510	452,638
Commercial & industrial	27,294	236,212	209,654	106,290	70,519	68,690	23,096	99,123	840,878
Total commercial loans	447,505	512,426	1,882,325	1,037,859	557,623	1,169,754	217,096	520,064	6,344,652
Single family residential (1-4 units)	49,352	24,326	113,781	30,280	98,321	150,959	559,948	578,557	1,605,524
Consumer non-real estate and other	3,681	1,720	23,362	1,949	11,250	3,635	450	3,542	49,589
Total loans	$500,538	$538,472	$2,019,468	$1,070,088	$667,194	$1,324,348	$777,494	$1,102,163	$7,999,765
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
The Company’s asset quality metrics remain within the Company’s risk profile with adequate reserve coverage. Driven primarily by the LNKB Merger, the Company’s nonaccrual loan balances increased by $17.8 million from December 31, 2025, while the Company’s loans 90 days past due and still accruing increased $3.3 million from December 31, 2025. Primarily due to the LNKB Merger, the Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned as of June 30, 2026, totaled $98.2 million, an increase of $21.3 million from $76.9 million at December 31, 2025.

The following table summarizes the Company’s non-performing assets as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Non-accrual loans	$88,388	$70,613
90 days past due and still accruing	6,920	3,623
Total non-performing loans	95,308	74,236

Other real estate owned	2,934	2,689

Total non-performing assets	$98,242	$76,925
Allowance for Credit Losses
Refer to the discussion in Note 4 — Allowance for Credit Losses in Notes to Consolidated Financial Statements for management’s approach to estimating the ACL.
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
The Company recorded a total provision expense of $1.4 million and $624.0 thousand for the three months ended June 30, 2026, and June 30, 2025, respectively, and a total provision expense of $1.4 million and $1.1 million for the six months ended June 30, 2026, and June 30, 2025, respectively. During the six months ended June 30, 2026, the Company recorded a $5.3 million provision directly to the allowance for credit losses to establish an allowance for acquired PCD loans. This allowance for acquired PCD loans did not result in an additional provision expense for the six months ended June 30, 2026.
Gross charged-off loans were $1.4 million and $1.5 million for the three months ended June 30, 2026, and June 30, 2025, respectively and $1.9 million and $3.0 million for the six months ended June 30, 2026, and June 30, 2025, respectively. Gross recoveries totaled $274.0 thousand and $326.0 thousand for the three months ended June 30, 2026, and June 30, 2025, respectively and $653.0 thousand and $563.0 thousand for the six months ended June 30, 2026, and June 30, 2025, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.18% and 1.20% as of June 30, 2026, and June 30, 2025, respectively.

The following table summarizes the changes in the Company’s credit loss experience by portfolio for the three and six months ended June 30, 2026, and 2025 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Loans outstanding at end of period	$7,999,765	$5,590,457	$7,999,765	$5,590,457
Balance of allowance at beginning of period	(67,955)	(67,753)	(67,823)	(68,040)
Allowance established for acquired loans	(28,507)	—	(28,507)	—
Loans charged-off:
Commercial real estate	100	97	100	116
Owner-occupied commercial real estate	—	413	65	1,100
Acquisition, construction & development	—	—	—	1
Commercial & industrial	258	104	258	197
Residential	—	45	35	37
Consumer non-real estate and other	1,075	881	1,435	1,513
Total loans charged-off	1,433	1,540	1,893	2,964
Recoveries of loans charged-off:
Commercial real estate	(7)	(7)	(13)	(32)
Owner-occupied commercial real estate	(1)	(10)	(1)	(10)
Acquisition, construction & development	(1)	—	(1)	(1)
Commercial & industrial	(14)	(21)	(25)	(25)
Residential	(42)	(30)	(120)	(121)
Consumer non-real estate and other	(209)	(258)	(493)	(374)
Total recoveries of loans charged-off	(274)	(326)	(653)	(563)
Net loan charge-offs (recoveries)	1,159	1,214	1,240	2,401
Provision for (recapture of) credit losses for the period	(833)	717	(620)	1,617
Ending allowance	$(94,470)	$(67,256)	$(94,470)	$(67,256)

Average loans outstanding during the period	$7,161,136	$5,630,973	$6,277,412	$5,643,414
Allowance coverage ratio (1)	1.18%	1.20%	1.18%	1.20%
Net charge-offs to average outstanding loans during the period (2)	0.02	0.02	0.02	0.04
Allowance for credit losses as a percentage of non-performing loans (3)	99.12	78.63	99.12	78.63
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

The following table summarizes the ACL by portfolio with a comparison of the percentage composition in relation to total ACL and allowance for credit losses and total loans as of June 30, 2026, and December 31, 2025 (dollars in thousands).

	June 30, 2026
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated ACL	Percent of Loans in Each Category to Total Loans
Commercial real estate	$34,457	36.47%	48.73%
Owner-occupied commercial real estate	15,521	16.43	14.41
Acquisition, construction & development	7,215	7.64	5.66
Commercial & industrial	15,090	15.97	10.51
Residential	21,337	22.59	20.07
Consumer non-real estate and other	850	0.90	0.62
Total	$94,470	100.00%	100.00%

	December 31, 2025
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$26,190	38.62%	51.40%
Owner-occupied commercial real estate	2,760	4.07	11.01
Acquisition, construction & development	17,221	25.39	7.18
Commercial & industrial	8,227	12.13	8.57
Residential	12,536	18.48	20.93
Consumer non-real estate and other	889	1.31	0.91
Total	$67,823	100.00%	100.00%
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
As of June 30, 2026, the Company has available unused borrowing capacity of $6.0 billion through its available lines of credit with the FHLB of Atlanta, the Federal Reserve Borrower-In-Custody Program line, and unsecured federal fund lines of credit from correspondent banking relationships. Advances on credit lines are secured by both securities and loans.
The following table shows certain information regarding short-term borrowings as of the three months ended June 30, 2026, and December 31, 2025, respectively (dollars in thousands):

Balance at end of period	June 30, 2026	December 31, 2025
Short-term borrowings	$525,000	$450,000
Weighted average interest rate at end of period	3.64%	3.90%
The following table shows certain information regarding long-term debt as of the three months ended June 30, 2026, and December 31, 2025, respectively (dollars in thousands):

Balance at end of period	June 30, 2026	December 31, 2025
Subordinated debentures, net	$134,789	$70,222
Subordinated debentures owed to unconsolidated subsidiary trusts	17,394	17,268
Total long-term debt	$152,183	$87,490

Weighted average interest rate at end of period	9.16%	9.85%
Deposits
Total deposits increased by $2.6 billion from December 31, 2025, to June 30, 2026, primarily as a result of the LNKB Merger and an increase in brokered deposits of $56.3 million. The Company’s brokered time deposits amounted to $120.7 million as of June 30, 2026, and $64.4 million at December 31, 2025. All of the Company’s brokered deposits are in the form of certificates of deposits that are insured by the FDIC. Excluding the brokered deposit balance, the total deposit balance increased by $2.5 billion from December 31, 2025 to June 30, 2026.
The following table sets forth the balance of each category of deposits as of the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
	Balance	Balance
Demand, non-interest-bearing	$2,058,076	$1,336,380
Demand, interest-bearing	2,969,477	2,330,181
Money market and savings	2,204,096	1,665,304
Brokered deposits	120,677	64,410
Time deposits, other	1,615,756	1,007,666
Total interest-bearing	6,910,006	5,067,561
Total deposits	$8,968,082	$6,403,941
The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
The Company has deposits that meet or exceed the FDIC insurance limit of $250,000 in the amounts of $3.2 billion and $2.1 billion at June 30, 2026, and December 31, 2025, respectively. The Company does not have material deposit concentration risk to any significant market, industry or individual at June 30, 2026 or December 31, 2025.

The following table sets forth maturity ranges of time deposits as of June 30, 2026, that exceed the FDIC insurance limit (in thousands).

June 30, 2026
Due within 3 months or less	$205,453
Due after 3 months and within 6 months	156,802
Due after 6 months and within 12 months	101,518
Due after 12 months	28,775
Total uninsured, time deposits	$492,548
Shareholders’ Equity
Total shareholders’ equity at June 30, 2026, was $1.2 billion, compared to $854.6 million at December 31, 2025. Shareholders’ equity increased by $347.5 million mostly due to common stock issuances from the LNKB Merger since December 31, 2025. Retained earnings increased by $16.8 million from December 31, 2025, to June 30, 2026, primarily due to net income attributable to common shareholders of $36.4 million which was partially offset by dividends to common shareholders of $19.4 million.

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

	As of June 30, 2026	As of December 31, 2025
Change in Interest Rates (in Basis Points)	Percentage Change in Earnings	Percentage Change in Earnings
200	(0.4)%	(2.7)%
100	0.5	(1.0)
(100)	0.5	0.1
(200)	1.7	0.3
(300)	3.5	2.3
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at June 30, 2026, and December 31, 2025.

	As of June 30, 2026	As of December 31, 2025
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
200	(15.6)%	(8.3)%
100	(6.6)	(3.8)
(100)	4.7	2.7
(200)	5.9	3.3
(300)	3.1	2.4

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations are designed and operating in an effective manner. As of June 30, 2026, the Company believes its Disclosure Controls and Procedures (“DCP”) were effective.
Effective on May 1, 2026, Burke & Herbert completed the LNKB Merger. During the second quarter of 2026, management commenced an evaluation of the design and operating effectiveness of internal controls over financial reporting related to the LNKB acquired business. The evaluation of changes to processes, technology systems, and other components of internal control over financial reporting related to the LNKB acquired business is ongoing. Except for the changes made in connection with the LNKB Merger, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 25, 2025, Burke & Herbert announced that its Board authorized a share repurchase program pursuant to which Burke & Herbert may purchase up to $50.0 million of Burke & Herbert’s common stock in the open market or in privately negotiated transactions. Burke & Herbert made no open market or private purchases for the six months ended June 30, 2026.

The following table provides information about Burke & Herbert’s purchases of equity securities that are registered by Burke & Herbert pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
April 1 - 30, 2026	107	$65.78	—	$50,000,000
May 1 - 31, 2026	16,343	64.64	—	50,000,000
June 1 - 30, 2026	—	—	—	50,000,000
(1) Shares purchased during the period were transferred to Burke & Herbert from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period.
(2) No shares were purchased by Burke & Herbert under any share repurchase program during the quarter ended June 30, 2026.
(3) Burke & Herbert’s share repurchase program was authorized on April 25, 2025.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
(c) Insider Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.     Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger between Burke & Herbert Financial Services Corp. and LINKBANCORP, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K, filed December 18, 2025)
3.1*	Articles of Incorporation Burke & Herbert Financial Services Corp. as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed August 13, 2024)
3.2*	Bylaws of Burke & Herbert Financial Services Corp. as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K, filed May 1, 2026)
4.1*	Form of Warrant ((incorporated by reference to Exhibit 4.3 to LINKBANCORP, Inc. Form S-4 Registration Statement, filed May 7, 2021) (File No. 333-255908))
10.1*	Employment Agreement dated December 18, 2025 by and between Burke & Herbert Bank & Trust Company and Carl Lundblad (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed May 1, 2026)
10.2*
Non-Disclosure and Restrictive Covenant Agreement dated December 18, 2025 by and between Burke & Herbert Bank & Trust Company and Carl Lundblad (incorporated by reference to Exhibit 10.2 to the Form 8-K, filed May 1, 2026)

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#	The following materials from the registrant’s Form 10-Q Report for the quarterly period ended June 30, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
104#	The cover page of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL (contained in Exhibit 101).
__________________
*    Previously filed
#    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2026

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board and Chief Executive Officer

By:	/s/ Kirtan Parikh
Name:	Kirtan Parikh
Title:	Executive Vice President, Chief Financial Officer