Form 10-Q
period 2026-09-30
Burke & Herbert Financial Services Corp.
filed 2026-11-06
CIK 1964333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2026, there were 20,193,681 shares of the registrant’s common stock outstanding.

i

Part I - Financial Information
Item 1.     Financial Statements
Burke & Herbert Financial Services Corp. Consolidated Financial Statements:

Burke & Herbert Financial Services Corp.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2026 (Unaudited)	December 31, 2025 (Audited)
Assets
Cash and due from banks	$101,308	$53,497
Interest-earning deposits with banks	43,088	235,630
Cash and cash equivalents	144,396	289,127
Securities available-for-sale, at fair value	1,943,142	1,615,954
Restricted stock, at cost	58,999	42,187
Loans held-for-sale, at fair value	2,202	365
Loans	8,061,967	5,387,676
Allowance for credit losses	(92,473)	(67,823)
Net loans	7,969,494	5,319,853
Other real estate owned	2,873	2,689
Premises and equipment, net	148,370	136,809
Accrued interest receivable	48,725	35,442
Intangible assets	74,402	41,747
Goodwill	118,345	34,149
Company-owned life insurance	270,917	213,200
Other assets	252,528	189,104
Total Assets	$11,034,393	$7,920,626

Liabilities and Shareholders’ Equity
Liabilities
Non-interest-bearing deposits	$2,015,942	$1,336,380
Interest-bearing deposits	6,939,693	5,067,561
Total deposits	8,955,635	6,403,941
Short-term borrowings	525,000	450,000
Subordinated debentures, net	233,935	70,222
Subordinated debentures owed to unconsolidated subsidiary trusts, net	17,458	17,268
Accrued interest and other liabilities	148,621	124,546
Total Liabilities	9,880,649	7,065,977

Commitments and contingent liabilities (see Note 10)

Shareholders’ Equity
Preferred stock and related surplus, $1.00 par value per share; 2,000,000 shares authorized; 1,500 shares issued and outstanding at September 30, 2026; 1,500 shares issued and outstanding at December 31, 2025	10,413	10,413
Common Stock	10,382	7,800
$0.50 par value; 40,000,000 shares authorized, 20,764,929 shares issued and 20,193,639 shares outstanding at September 30, 2026; 40,000,000 shares authorized, 15,599,814 shares issued and 15,028,524 shares outstanding at December 31, 2025

Common stock, additional paid-in capital	736,232	405,922
Retained earnings	558,786	517,058
Accumulated other comprehensive income (loss)	(134,485)	(58,960)
Treasury stock	(27,584)	(27,584)
571,290 shares, at cost, at September 30, 2026, and 571,290 shares, at cost, at December 31, 2025
Total Shareholders’ Equity	1,153,744	854,649
Total Liabilities and Shareholders’ Equity	$11,034,393	$7,920,626

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income
Taxable loans, including fees	$134,060	$95,132	$338,913	$288,966
Tax-exempt loans, including fees	63	47	158	136
Taxable securities	10,271	9,062	31,358	27,852
Tax-exempt securities	8,316	4,863	22,003	12,069
Other interest income	2,014	2,105	4,735	4,830
Total interest income	154,724	111,209	397,167	333,853
Interest expense
Deposits	41,275	30,286	103,013	92,568
Short-term borrowings	4,717	4,379	15,204	12,009
Subordinated debt	3,677	2,748	8,936	8,207
Other interest expense	39	26	113	79
Total interest expense	49,708	37,439	127,266	112,863
Net interest income	105,016	73,770	269,901	220,990

Credit loss expense - loans and available-for-sale securities	1,493	574	873	2,191
Credit loss expense (recapture) - off-balance sheet credit exposures	(790)	(312)	1,221	(804)
Total provision for credit losses	703	262	2,094	1,387
Net interest income after credit loss expense	104,313	73,508	267,807	219,603

Non-interest income
Fiduciary and wealth management	3,347	2,664	9,674	7,532
Service charges and fees	2,570	2,070	6,711	6,195
Net gain on securities	89	212	20	251
Income from company-owned life insurance	2,078	1,152	6,764	5,327
Bank debit and other card revenue	3,625	3,192	9,881	9,100
Other non-interest income	3,013	2,295	8,374	6,080
Total non-interest income	14,722	11,585	41,424	34,485

Non-interest expense
Salaries and wages	32,816	20,848	95,607	63,109
Pensions and other employee benefits	6,229	4,429	17,386	13,632
Occupancy	4,941	3,479	15,622	11,045
Equipment rentals, depreciation and maintenance	5,385	3,908	16,507	12,092
Core deposit intangible amortization	6,352	3,683	15,566	11,869
ATM, card and network expense	1,799	1,200	4,322	3,646
FDIC and other regulatory assessments	1,198	976	3,914	2,978
Other operating	15,757	9,569	50,440	28,690
Total non-interest expense	74,477	48,092	219,364	147,061

Income before income taxes	44,558	37,001	89,867	107,027
Income tax expense	8,171	7,037	16,649	19,965

Net income	36,387	29,964	73,218	87,062
Preferred stock dividends	225	225	675	675
Net income applicable to common shares	$36,162	$29,739	$72,543	$86,387

Earnings per common share:
Basic	$1.79	$1.98	$4.05	$5.76
Diluted	1.78	1.97	4.03	5.74
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$36,387	$29,964	$73,218	$87,062
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gain (loss) arising during period, net of tax of $23,518 and ($5,965) for the three months ended September 30, 2026, and September 30, 2025, respectively, net of tax of $24,077 and ($8,525) for the nine months ended September 30, 2026, and September 30, 2025, respectively	(79,226)	19,970	(81,110)	28,540
Reclassification adjustment for loss (gain) on securities, net of tax of $20 and $49 for the three months ended September 30, 2026, and September 30, 2025, respectively, net of tax of $5 and $58 for the nine months ended September 30, 2026, and September 30, 2025, respectively	(69)	(163)	(16)	(193)
Reclassification adjustment for loss (gain) on fair value hedge, net of tax of $0 and $9 for the three months ended September 30, 2026, and September 30, 2025, respectively, net of tax of $165 and $27 for the nine months ended September 30, 2026, and September 30, 2025, respectively	—	(31)	(558)	(92)
Defined benefit pension plans:
Changes in pension plan benefits, net of tax of $— and $— for the three months ended September 30, 2026, and September 30, 2025, respectively, net of tax of $17 and $8 for the nine months ended September 30, 2026, and September 30, 2025, respectively	—	—	(58)	(26)
Unrealized gain (loss) on cash flow hedge:
Unrealized holding gain (loss) on cash flow hedge, net of tax of ($1,393) and ($51) for the three months ended September 30, 2026, and September 30, 2025, respectively, net of tax of ($1,994) and ($142) for the nine months ended September 30, 2026, and September 30, 2025, respectively	4,694	170	6,717	475
Reclassification adjustment for losses (gains) included in net income, net of tax $78 and $163 for the three months ended September 30, 2026, and September 30, 2025, respectively, net of tax of $149 and $430 for the nine months ended September 30, 2026, and September 30, 2025, respectively	(247)	(546)	(500)	(1,438)
Total other comprehensive income (loss)	(74,848)	19,400	(75,525)	27,266
Comprehensive income (loss)	$(38,461)	$49,364	$(2,307)	$114,328

See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2026, and 2025
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance June 30, 2026	$10,413	20,165,171	$10,368	$734,764	$533,855	$(59,637)	$(27,584)	$1,202,179
Net income	—	—	—	—	36,387	—	—	36,387
Other comprehensive income (loss)	—	—	—	—	—	(74,848)	—	(74,848)
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(11,103)	—	—	(11,103)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation amortization	—	—	—	1,701	—	—	—	1,701
Other share-based compensation activity	—	28,468	14	(233)	(128)	—	—	(347)
Balance September 30, 2026	$10,413	20,193,639	$10,382	$736,232	$558,786	$(134,485)	$(27,584)	$1,153,744

Balance June 30, 2025	$10,413	15,007,712	$7,790	$403,234	$474,019	$(87,854)	$(27,584)	$780,018
Net income	—	—	—	—	29,964	—	—	29,964
Other comprehensive income (loss)	—	—	—	—	—	19,400	—	19,400
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(8,262)	—	—	(8,262)
Preferred stock cash dividends, declared	—	—	—	—	(225)	—	—	(225)
Share-based compensation expense, net	—	—	—	1,102	—	—	—	1,102
Other share-based compensation activity	—	20,812	10	320	(96)	—	—	234
Balance September 30, 2025	$10,413	15,028,524	$7,800	$404,656	$495,400	$(68,454)	$(27,584)	$822,231
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2026, and 2025
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock and Surplus	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
		Shares Outstanding	Amount	Additional Paid-in Capital
Balance December 31, 2025	$10,413	15,028,524	$7,800	$405,922	$517,058	$(58,960)	$(27,584)	$854,649
Acquisition of LINKBANCORP, Inc.	—	5,082,605	2,541	327,297	—	—	—	329,838
Net income	—	—	—	—	73,218	—	—	73,218
Other comprehensive income (loss)	—	—	—	—	—	(75,525)	—	(75,525)
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(30,459)	—	—	(30,459)
Preferred stock cash dividends, declared	—	—	—	—	(675)	—	—	(675)
Share-based compensation amortization	—	—	—	5,639	—	—	—	5,639
Other share-based compensation activity	—	82,510	41	(2,626)	(356)	—	—	(2,941)
Balance September 30, 2026	$10,413	20,193,639	$10,382	$736,232	$558,786	$(134,485)	$(27,584)	$1,153,744

Balance December 31, 2024	$10,413	14,969,104	$7,770	$401,172	$434,106	$(95,720)	$(27,584)	$730,157
Net income	—	—	—	—	87,062	—	—	87,062
Other comprehensive income (loss)	—	—	—	—	—	27,266	—	27,266
(Purchase) sale of treasury stock, net	—	—	—	—	—	—	—	—
Common stock cash dividends, declared	—	—	—	—	(24,753)	—	—	(24,753)
Preferred stock cash dividends, declared	—	—	—	—	(675)	—	—	(675)
Share-based compensation expense, net	—	—	—	3,642	—	—	—	3,642
Other share-based compensation activity	—	59,420	30	(158)	(340)	—	—	(468)
Balance September 30, 2025	$10,413	15,028,524	$7,800	$404,656	$495,400	$(68,454)	$(27,584)	$822,231
See Notes to Consolidated Financial Statements.

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net Income	$73,218	$87,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	6,219	5,142
Amortization of other intangible assets	16,192	12,036
Amortization on assumed liabilities	4,437	5,297
Accretion income related to acquired loans	(25,375)	(31,152)
Amortization of housing tax credits	4,755	5,276
Realized (gain) on sales of available-for-sale securities	(20)	(251)
Realized loss on sales of OREO property	—	2
Provision for credit losses	2,094	1,387
Income from company-owned life insurance	(6,764)	(5,327)
Deferred tax expense (benefit)	(2,179)	10,341
Loss on disposal of fixed assets	1,143	89
Accretion of securities	(5,598)	(3,362)
Amortization of securities	8,053	7,286
Share-based compensation expense	5,639	3,642
Repayment of operating lease liabilities	(2,741)	(1,900)
(Gain) on loans held-for-sale	(334)	(274)
Proceeds from sale of loans held-for-sale	22,027	19,604
Originations of loans held-for-sale	(23,530)	(18,302)
(Increase) in accrued interest receivable	(2,564)	(990)
(Increase) in other assets	(2,007)	(48,903)
Increase (decrease) in accrued interest payable and other liabilities	(3,571)	30,287
Net cash flows provided by operating activities	$69,094	$76,990

Cash Flows from Investing Activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale, net	89,600	157,953
Proceeds from sale of securities available-for-sale, net	304,155	6,194
Purchases of securities available-for-sale, net	(557,447)	(300,257)
Business acquisitions, net	73,245	—
Sales of restricted stock	10,994	29,071
Purchases of restricted stock	(15,303)	(37,699)
Purchases of property and equipment, net of disposals	(2,879)	(9,078)
Proceeds from company-owned life insurance	3,138	5,181
Proceeds from sale of OREO property	233	156
(Increase) decrease in loans made to customers, net	(75,558)	142,087
Net cash flows (used in) investing activities	$(169,822)	$(6,392)

Cash Flows from Financing Activities
Net (decrease) in non-interest-bearing accounts	(60,451)	(21,690)
Net increase (decrease) in interest-bearing accounts	49,562	(82,569)
Net increase (decrease) in other short-term borrowings	(100,000)	85,000
Issuance of subordinated debt, net of issuance costs	97,675	—
Payment for call of subordinated debt	—	(30,000)
Repayment of finance lease liabilities	(239)	(170)
Cash dividends paid	(31,134)	(25,428)

Burke & Herbert Financial Services Corp.
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

Proceeds from employee stock purchase program	543	523
Issuance of common stock	41	135
Sale of treasury stock	—	—
Net cash flows (used in) financing activities	$(44,003)	$(74,199)
Increase (decrease) in cash and cash equivalents	(144,731)	(3,601)
Cash and cash equivalents
Beginning of period	289,127	135,314
End of period	$144,396	$131,713

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$102,767	$94,434
Interest paid on short-term borrowings	14,404	13,896
Interest paid on subordinated debt and trust preferred securities	4,787	3,982
Interest paid on finance leases	107	79
Income taxes	12,540	6,543
Change in unrealized gains (losses) on available-for-sale securities	(105,209)	33,599
Lease liability arising from obtaining right-of-use assets	2,470	—
Loans transferred to other real estate owned	417	117
Common stock issued for LNKB Merger, net	329,838	—
Preferred stock issued for LNKB Merger, net	—	—
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1— Nature of Business Activities and Significant Accounting Policies
Nature of operations
The consolidated financial statements include Burke & Herbert Financial Services Corp. (“Burke & Herbert”) and its wholly-owned subsidiary Burke & Herbert Bank & Trust Company (“the Bank”), together referred to as “the Company” for purposes of the Notes to the Consolidated Financial Statements.
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
The Bank’s operations are conducted from its more than 100 branches and commercial loan offices across Delaware, Kentucky, Maryland, Virginia, West Virginia, and Pennsylvania. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.
Merger with LINKBANCORP, Inc.
Effective on May 1, 2026 (the “Closing Date”), Burke & Herbert completed its previously announced merger with LINKBANCORP, Inc., a Pennsylvania corporation (“LNKB”), pursuant to the Agreement and Plan of Merger dated December 18, 2025, between Burke & Herbert and LNKB (the “LNKB Merger Agreement”).
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
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for any other interim period or for the full year. All December 31, 2025, amounts and disclosures included in this quarterly report were derived from the Company’s audited consolidated financial statements. Certain items in the prior period have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or on shareholders’ equity.
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
Recently Adopted Standards
In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. This ASU amends the accounting for certain acquired loans by expanding the use of the “gross‑up” approach under the CECL model to include purchased seasoned loans. Under this approach, the allowance for expected credit losses is recognized at the acquisition date as an adjustment to the loan’s amortized cost basis, rather than through a provision for credit losses, thereby eliminating a “day‑one” credit loss expense for loans within the scope of the guidance. The amendments do not change the accounting for purchased credit‑deteriorated loans, originated loans, credit card loans, or debt securities. The amendments in this update are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and are to be applied on a prospective basis. Early adoption is permitted. The Company early adopted ASU 2025-08 effective January 1, 2026, on a prospective basis. Substantially all loans acquired in the LNKB Merger met the definition of purchased seasoned loans and were accounted for under the gross-up approach prescribed by the amended guidance.

Note 2— Securities
The carrying amount of available-for-sale (“AFS”) securities and their approximate fair values at September 30, 2026, and December 31, 2025, are summarized as follows (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$182,466	$1	$10,560	$171,907
Obligations of states and municipalities	1,219,429	1	132,969	1,086,461
Residential mortgage backed - agency	85,389	1	5,105	80,285
Residential mortgage backed - non-agency	391,819	244	20,084	371,979
Commercial mortgage backed - agency	71,860	16	3,295	68,581
Commercial mortgage backed - non-agency	86,665	—	4,208	82,457
Asset-backed	45,266	115	546	44,835
Other	37,320	246	929	36,637
Total	$2,120,214	$624	$177,696	$1,943,142

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$159,088	$—	$8,964	$150,124
Obligations of states and municipalities	977,104	5,414	59,944	922,574
Residential mortgage backed - agency	57,731	464	2,810	55,385
Residential mortgage backed - non-agency	221,443	1,860	5,211	218,092
Commercial mortgage backed - agency	74,253	250	607	73,896
Commercial mortgage backed - non-agency	112,082	584	1,557	111,109
Asset-backed	53,954	89	577	53,466
Other	32,162	158	1,012	31,308
Total	$1,687,817	$8,819	$80,682	$1,615,954
At September 30, 2026, and December 31, 2025, AFS securities with amortized costs of $1.5 billion and $1.1 billion, respectively, and with estimated fair values of $1.3 billion and $1.1 billion, respectively, were pledged to serve as collateral for secured borrowings, derivative exposures, or to secure public deposits as required or permitted by law.
The proceeds from sales, calls, and maturities of debt securities available-for-sale, including principal payments received, and the related gross gains and losses realized, for the nine months ended September 30, 2026, and September 30, 2025, were as follows (in thousands):

	Proceeds from			Gross realized
Nine Months Ended September 30,	Sales	Calls and maturities	Principal Payments	Gains	Losses
2026	$304,155	$17,890	$71,710	$2,299	$2,279
2025	6,194	38,148	119,805	257	6
The tax benefit (provision) related to these net realized gains and losses for September 30, 2026, and September 30, 2025, was ($4.6) thousand, and ($57.7) thousand, respectively.

Note 2— Securities (continued)
The maturities of AFS securities at September 30, 2026, were as follows (in thousands): (Expected maturities of securities not due at a single maturity date are based on average life at estimated prepayment speed. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay some obligations with or without call or prepayment penalties).

	September 30, 2026
	Amortized Cost
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$182,466	$—	$—	$182,466
Obligations of states and municipalities	1,539	140,652	403,950	673,288	1,219,429
Residential mortgage backed - agency	326	37,249	27,188	20,626	85,389
Residential mortgage backed - non-agency	2,361	172,544	209,280	7,634	391,819
Commercial mortgage backed - agency	1,056	26,560	44,244	—	71,860
Commercial mortgage backed - non-agency	2,863	57,838	25,964	—	86,665
Asset-backed	5,499	25,799	13,968	—	45,266
Other	—	9,604	18,560	9,156	37,320
Total	$13,644	$652,712	$743,154	$710,704	$2,120,214

	September 30, 2026
	Fair Value
	One Year or Less	One to Five Years	Five to Ten Years	After Ten Years	Total
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$171,907	$—	$—	$171,907
Obligations of states and municipalities	1,526	129,956	357,249	597,730	1,086,461
Residential mortgage backed - agency	324	36,727	23,749	19,485	80,285
Residential mortgage backed - non-agency	2,355	164,063	198,523	7,038	371,979
Commercial mortgage backed - agency	1,006	26,114	41,461	—	68,581
Commercial mortgage backed - non-agency	2,863	54,833	24,761	—	82,457
Asset-backed	5,515	25,471	13,849	—	44,835
Other	—	9,756	17,930	8,951	36,637
Total	$13,589	$618,827	$677,522	$633,204	$1,943,142
At September 30, 2026, and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in any amount greater than 10% of shareholders’ equity.

Note 2— Securities (continued)
The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026, and December 31, 2025.
AFS securities in a continuous unrealized loss position for less than twelve months and more than twelve months are as follows (in thousands):

	September 30, 2026
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$9,693	$16	$147,467	$10,544	$10,560
Obligations of states and municipalities	618,665	43,610	466,791	89,359	132,969
Residential mortgage backed - agency	62,505	2,106	17,634	2,999	5,105
Residential mortgage backed - non-agency	272,038	13,599	76,522	6,485	20,084
Commercial mortgage backed - agency	44,143	2,849	23,800	446	3,295
Commercial mortgage backed - non-agency	63,396	2,502	16,199	1,706	4,208
Asset-backed	4,368	17	19,640	529	546
Other	5,422	10	22,465	919	929
Total	$1,080,230	$64,709	$790,518	$112,987	$177,696

	December 31, 2025
	Less Than Twelve Months		More Than Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	$—	$150,124	$8,964	$8,964
Obligations of states and municipalities	134,143	1,852	513,623	58,092	59,944
Residential mortgage backed - agency	4,461	4	24,832	2,806	2,810
Residential mortgage backed - non-agency	11,545	17	85,750	5,194	5,211
Commercial mortgage backed - agency	14,987	93	26,032	514	607
Commercial mortgage backed - non-agency	29,730	131	30,175	1,426	1,557
Asset-backed	14,531	38	27,750	539	577
Other	—	—	22,288	1,012	1,012
Total	$209,397	$2,135	$880,574	$78,547	$80,682
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
The Company did not record an ACL on the AFS securities as of September 30, 2026, or December 31, 2025. The Company considers the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. The Company had 702 securities in an unrealized loss position as of September 30, 2026. The Company has evaluated AFS securities in an unrealized loss position for credit-related impairment at September 30, 2026, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, there was no ACL on AFS securities at September 30, 2026.
Securities of U.S. Treasury and Federal Agencies and Federal Agency Mortgage (Residential and Commercial) Backed Securities
At September 30, 2026, the unrealized losses associated with 11 U.S. Treasuries and Government Agency securities, 86 Residential Mortgage Backed – Agency securities, and 26 Commercial Mortgage Backed – Agency securities were generally driven by changes in interest rates and not due to credit losses given the explicit or implicit guarantees provided by the U.S. government. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2026.
Securities of U.S. States and Municipalities
At September 30, 2026, the unrealized losses associated with 464 State and Municipal securities were primarily caused by changes in interest rates and not the credit quality of the securities. These securities are investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we expect to recover the entire amortized cost basis of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2026.
Residential & Commercial Mortgage Backed – Non-Agency Securities
At September 30, 2026, the unrealized losses associated with 82 Residential Mortgage Backed – Non-Agency securities and 10 Commercial Mortgage Backed – Non-Agency securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2026.
Asset-Backed Securities
At September 30, 2026, the unrealized losses associated with 14 Asset-Backed securities were generally driven by changes in interest rates, credit spreads, and projected collateral losses. We assess for credit impairment by estimating the present value of expected cash flows. The key assumptions for determining expected cash flows include default rates, loss severities, and/or prepayment rates. Based on our assessment of the expected credit losses and the credit enhancement level of the securities, we expect to recover the entire amortized cost of these securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2026.
Other Securities
At September 30, 2026, the unrealized losses associated with 9 securities were primarily driven by interest rates and not the credit quality of the securities. These investments were underwritten in accordance with our own investment standards

Note 2— Securities (continued)
prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. Based on our assessment of the expected credit losses, we expect to recover the entire amortized cost basis of the securities. Therefore, the Company has concluded that the unrealized losses for these securities do not require an ACL at September 30, 2026.
Restricted stock, at cost
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $31.9 million and $26.8 million at September 30, 2026, and December 31, 2025, respectively. The Company’s investment in Federal Reserve Bank stock totaled $26.2 million and $14.8 million at September 30, 2026, and December 31, 2025, respectively. FHLB and Federal Reserve stock are generally viewed as long-term investments and as restricted investment securities, which are carried at cost, because there is no market for the stocks other than member institutions. Therefore, when evaluating FHLB and Federal Reserve stock for impairment, their values are based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider these investments to be impaired at September 30, 2026, and no impairment has been recognized. FHLB stock and Federal Reserve stock are included in a separate line item, restricted stock, at cost on the Consolidated Balance Sheets and are not part of the Company’s AFS securities portfolio.
The Company’s restricted stock line item on the Consolidated Balance Sheets also includes an investment in Community Bankers’ Bank, totaling $111 thousand at September 30, 2026, and $111 thousand at December 31, 2025, which is carried at cost and is not impaired at September 30, 2026. The Company also has other restricted investments in correspondent banks and limited partnerships which are included in restricted stock on the Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025.
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

Note 3— Loans (continued)

Loan balances as of September 30, 2026, and December 31, 2025, by portfolio segment were as follows (in thousands):

	September 30, 2026	December 31, 2025
Commercial real estate	$4,047,546	$2,769,287
Owner-occupied commercial real estate	1,170,887	593,120
Acquisition, construction & development	441,463	386,870
Commercial & industrial	769,502	461,921
Single family residential (1-4 units)	1,588,541	1,127,684
Consumer non-real estate and other	44,028	48,794
Loans, gross	8,061,967	5,387,676
Allowance for credit losses	(92,473)	(67,823)
Loans, net	$7,969,494	$5,319,853
Net deferred loan fees included in the above loan categories totaled $8.5 million and $6.2 million at September 30, 2026, and December 31, 2025, respectively.
Note 4— Allowance for Credit Losses
The Company’s ACL is calculated quarterly, with any adjustment recorded to the provision for credit losses in the Consolidated Statement of Income. Management calculates the quantitative portion of collectively evaluated loans for all loan categories using the weighted average remaining maturity (“WARM”) method. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code in order to group loans with similar risk characteristics. During the second quarter of the year, management updated the calculation of expected loss rates for the ACL from an internally developed application to a third-party modeling platform. The input change had a net effect of reducing the modeled reserve by $2.4 million. As a result of this change, the largest reserve reductions occurred in the acquisition, construction & development category of $6.5 million, and the commercial real estate category of $2.5 million while the modeled reserve for the single family residential category increased by $3.5 million, and owner-occupied real estate increased by $3.8 million.
Loans that do not share similar risk characteristics are evaluated on an individual loan basis and are excluded from the collective evaluation for the ACL. Loans identified to be individually evaluated under CECL include loans on non-accrual status and may include accruing loans that do not share similar risk characteristics to other accruing loans that are collectively evaluated on a loan pool basis. A specific reserve analysis is applied to the individually evaluated loans, which considers collateral value, an observable market price, or the present value of the expected future cash flows. A specific reserve is assigned if the measured value of the loan using one of the aforementioned methods is less than the carrying value of the loan.
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
The following tables present the activity in the ACL for the three and nine months ended September 30, 2026, and for the three and nine months ended September 30, 2025, including the impact of the allowance established for Purchased

Note 4— Allowance for Credit Losses (continued)
Seasoned Loans (“PSL”) and Purchased Credit Deteriorated (“PCD”) loans for the nine months ended September 30, 2026, (in thousands).

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Total
Three months ended
September 30, 2026
Balance, beginning of period	$34,457	$15,521	$7,215	$15,090	$21,337	$850	$94,470
Write-off of grossed up loans	—	—	—	(625)	—	—	(625)
Provision for (recapture of) credit losses	2,229	58	1,543	(1,700)	(678)	41	1,493
Charge-offs	(2,068)	—	(43)	(742)	(1)	(384)	(3,238)
Recoveries	16	—	1	28	102	226	373
Balance, end of period	$34,634	$15,579	$8,716	$12,051	$20,760	$733	$92,473

September 30, 2025
Balance, beginning of period	$28,113	$3,530	$12,085	$10,643	$12,208	$677	$67,256
Provision for (recapture of) credit losses	(2,045)	(455)	4,270	(1,947)	376	375	574
Charge-offs	—	—	—	(26)	(171)	(322)	(519)
Recoveries	6	20	—	10	96	161	293
Balance, end of period	$26,074	$3,095	$16,355	$8,680	$12,509	$891	$67,604

	Commercial real estate	Owner-occupied commercial real estate	Acquisition, construction & development	Commercial & industrial	Single family residential (1-4 units)	Consumer non-real estate and other	Total
Nine months ended
September 30, 2026
Balance, beginning of period	$26,190	$2,760	$17,221	$8,227	$12,536	$889	$67,823
Allowance established for acquired PSL loans	6,439	5,532	1,722	4,845	3,751	959	23,248
Allowance established for acquired PCD loans	770	745	788	544	2,390	22	5,259
Write-off of grossed up loans	—	—	—	(625)	—	—	(625)
Provision for (recapture of) credit losses	3,375	6,606	(10,974)	7	1,897	(38)	873
Charge-offs	(2,168)	(65)	(43)	(1,000)	(66)	(1,819)	(5,161)
Recoveries	28	1	2	53	252	720	1,056
Balance, end of period	$34,634	$15,579	$8,716	$12,051	$20,760	$733	$92,473

September 30, 2025
Balance, beginning of period	$30,444	$3,261	$17,386	$6,633	$9,763	$553	$68,040
Provision for (recapture of) credit losses	(4,292)	904	(1,031)	2,235	2,737	1,638	2,191
Charge-offs	(116)	(1,100)	(1)	(223)	(208)	(1,835)	(3,483)
Recoveries	38	30	1	35	217	535	856
Balance, end of period	$26,074	$3,095	$16,355	$8,680	$12,509	$891	$67,604
The write-off of grossed-up loans represents acquisition-related credit allowances associated with acquired loans that were subsequently written off and is presented separately from other charge-offs.

Note 4— Allowance for Credit Losses (continued)
The recorded investment in loans excludes accrued interest receivable due to immateriality. The following table presents the aging of the recorded investment in past due loans as of September 30, 2026, and December 31, 2025, by portfolio segment (in thousands):

	September 30, 2026
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due or More & Still Accruing	Non-accrual loans
Commercial real estate	$19,357	$22,048	$27,765	$69,170	$3,978,376	$4,047,546	$12,162	$22,973
Owner-occupied commercial real estate	2,092	3,241	11,204	16,537	1,154,350	1,170,887	1,483	13,660
Acquisition, construction & development	13,559	—	11,887	25,446	416,017	441,463	6,022	14,255
Commercial & industrial	3,345	2,336	13,187	18,868	750,634	769,502	852	14,585
Single family residential (1-4 units)	14,647	5,507	10,446	30,600	1,557,941	1,588,541	2,230	19,537
Consumer non-real estate and other	336	199	198	733	43,295	44,028	68	153
Total	$53,336	$33,331	$74,687	$161,354	$7,900,613	$8,061,967	$22,817	$85,163

	December 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days Past Due or More & Still Accruing	Non-accrual loans
Commercial real estate	$4,535	$1,676	$37,891	$44,102	$2,725,185	$2,769,287	$677	$37,318
Owner-occupied commercial real estate	1,251	1,091	6,310	8,652	584,468	593,120	177	7,800
Acquisition, construction & development	578	699	13,243	14,520	372,350	386,870	559	12,793
Commercial & industrial	2,008	2,354	5,629	9,991	451,930	461,921	512	5,512
Single family residential (1-4 units)	14,823	7,541	3,594	25,958	1,101,726	1,127,684	1,694	6,802
Consumer non-real estate and other	395	151	346	892	47,902	48,794	4	388
Total	$23,590	$13,512	$67,013	$104,115	$5,283,561	$5,387,676	$3,623	$70,613
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
The following table presents the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30, 2026
	Term Loans
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial real estate
Pass	$569,551	$544,941	$313,575	$489,075	$660,609	$1,103,286	$144,120	$3,825,157
Special Mention	532	—	5,328	—	3,352	22,228	—	31,440
Substandard	—	335	—	2,024	40,364	136,832	9,774	189,329
Doubtful	—	—	—	—	—	1,620	—	1,620
Loss	—	—	—	—	—	—	—	—
Total	$570,083	$545,276	$318,903	$491,099	$704,325	$1,263,966	$153,894	$4,047,546

Year to date gross charge-offs	$—	$—	$—	$100	$244	$1,824	$—	$2,168

Owner-occupied commercial real estate
Pass	$149,163	$182,340	$101,336	$102,047	$146,364	$408,224	$48,167	$1,137,641
Special Mention	—	337	—	2,941	—	4,170	909	8,357
Substandard	85	733	2,591	1,415	7,633	5,700	59	18,216
Doubtful	—	3,188	—	—	3,376	109	—	6,673
Loss	—	—	—	—	—	—	—	—
Total	$149,248	$186,598	$103,927	$106,403	$157,373	$418,203	$49,135	$1,170,887

Year to date gross charge-offs	$—	$—	$—	$—	$65	$—	$—	$65

Acquisition, construction & development
Pass	$74,417	$132,955	$56,612	$16,524	$48,051	$34,072	$42,982	$405,613
Special Mention	—	—	—	1,004	—	15,648	2,512	19,164
Substandard	—	—	—	5,751	917	9,954	—	16,622
Doubtful	—	—	—	—	—	—	64	64
Loss	—	—	—	—	—	—	—	—
Total	$74,417	$132,955	$56,612	$23,279	$48,968	$59,674	$45,558	$441,463

Year to date gross charge-offs	$—	$—	$—	$—	$—	$43	$—	$43

Commercial & industrial
Pass	$82,079	$92,631	$68,904	$29,649	$40,266	$70,542	$350,786	$734,857
Special Mention	—	458	1,670	394	7,919	1,395	46	11,882
Substandard	—	1,107	7,066	961	4,159	2,682	1,825	17,800
Doubtful	—	—	—	—	1,631	59	3,237	4,927
Loss	—	—	—	—	—	10	26	36
Total	$82,079	$94,196	$77,640	$31,004	$53,975	$74,688	$355,920	$769,502

Year to date gross charge-offs	$—	$458	$37	$276	$21	$208	$—	$1,000

Single family residential (1-4 units)
Pass	$119,135	$110,415	$83,432	$157,605	$236,324	$590,020	$259,943	$1,556,874
Special Mention	—	—	2,098	—	921	204	597	3,820
Substandard	—	113	4,737	3,790	4,443	10,342	1,463	24,888
Doubtful	—	—	—	—	—	—	2,908	2,908
Loss	—	—	—	—	—	51	—	51
Total	$119,135	$110,528	$90,267	$161,395	$241,688	$600,617	$264,911	$1,588,541

Note 4— Allowance for Credit Losses (continued)

Year to date gross charge-offs	$—	$—	$—	$33	$—	$33	$—	$66

Consumer non-real estate and other
Pass	$9,950	$7,911	$7,323	$5,395	$2,387	$3,582	$7,246	$43,794
Special Mention	—	—	—	70	—	19	—	89
Substandard	—	—	42	21	27	—	24	114
Doubtful	—	—	—	—	—	—	31	31
Loss	—	—	—	—	—	—	—	—
Total	$9,950	$7,911	$7,365	$5,486	$2,414	$3,601	$7,301	$44,028

Year to date gross charge-offs	$984	$30	$127	$56	$467	$155	$—	$1,819

Totals	$1,004,912	$1,077,464	$654,714	$818,666	$1,208,743	$2,420,749	$876,719	$8,061,967

	December 31, 2025
	Term Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate
Pass	$324,565	$245,763	$377,142	$437,116	$383,808	$620,673	$128,260	$2,517,327
Special Mention	—	5,395	5,224	13,941	—	34,172	2,468	61,200
Substandard	—	—	15,675	50,300	50,745	53,091	16,058	185,869
Doubtful	—	—	—	3,156	—	1,735	—	4,891
Loss	—	—	—	—	—	—	—	—
Total	$324,565	$251,158	$398,041	$504,513	$434,553	$709,671	$146,786	$2,769,287

Year to date gross charge-offs	$—	$—	$—	$—	$—	$116	$—	$116

Owner-occupied commercial real estate
Pass	$72,903	$57,923	$61,402	$75,692	$91,329	$175,545	$32,434	$567,228
Special Mention	—	—	274	6,182	232	3,421	—	10,109
Substandard	459	—	521	2,002	1,113	6,391	73	10,559
Doubtful	—	—	—	3,404	1,820	—	—	5,224
Loss	—	—	—	—	—	—	—	—
Total	$73,362	$57,923	$62,197	$87,280	$94,494	$185,357	$32,507	$593,120

Year to date gross charge-offs	$—	$—	$—	$363	$10	$632	$95	$1,100

Acquisition, construction & development
Pass	$51,546	$27,499	$139,222	$56,766	$32,792	$13,664	$48,012	$369,501
Special Mention	—	—	3,511	—	—	137	91	3,739
Substandard	—	—	258	812	4,062	4,974	—	10,106
Doubtful	—	—	—	3,415	—	—	109	3,524
Loss	—	—	—	—	—	—	—	—
Total	$51,546	$27,499	$142,991	$60,993	$36,854	$18,775	$48,212	$386,870

Year to date gross charge-offs	$—	$—	$1	$—	$—	$—	$—	$1

Commercial & industrial
Pass	$63,901	$66,758	$27,018	$25,659	$16,991	$26,677	$206,654	$433,658
Special Mention	1,814	2,086	637	13,788	—	1,238	1,009	20,572
Substandard	704	64	855	2,286	192	1,083	2,463	7,647
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	37	7	44
Total	$66,419	$68,908	$28,510	$41,733	$17,183	$29,035	$210,133	$461,921

Year to date gross charge-offs	$—	$—	$32	$8	$—	$14	$184	$238

Note 4— Allowance for Credit Losses (continued)

Single family residential (1-4 units)
Pass	$66,662	$82,957	$131,349	$180,837	$125,345	$362,811	$168,043	$1,118,004
Special Mention	—	283	134	788	401	503	673	2,782
Substandard	115	—	1,615	589	713	3,434	336	6,802
Doubtful	—	—	—	—	—	95	—	95
Loss	—	—	—	—	—	1	—	1
Total	$66,777	$83,240	$133,098	$182,214	$126,459	$366,844	$169,052	$1,127,684

Year to date gross charge-offs	$—	$—	$—	$—	$—	$60	$172	$232

Consumer non-real estate and other
Pass	$9,612	$10,961	$5,543	$2,804	$687	$1,645	$17,335	$48,587
Special Mention	—	—	92	—	33	—	—	125
Substandard	—	62	20	—	—	—	—	82
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$9,612	$11,023	$5,655	$2,804	$720	$1,645	$17,335	$48,794

Year to date gross charge-offs	$1,750	$195	$133	$62	$2	$1	$5	$2,148

Totals	$592,281	$499,751	$770,492	$879,537	$710,263	$1,311,327	$624,025	$5,387,676
The following tables present information about collateral-dependent loans that were individually evaluated for purposes of determining the ACL as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30, 2026
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
September 30, 2026
Commercial real estate	$4,384	$609	$20,228	$24,612	$609
Owner-occupied commercial real estate	8,340	2,677	6,667	15,007	2,677
Acquisition, construction & development	—	—	—	—	—
Commercial & industrial	5,841	3,893	8,153	13,994	3,893
Single family residential (1-4 units)	12,483	4,697	20,358	32,841	4,697
Consumer non-real estate and other	—	—	—	—	—
Total	$31,048	$11,876	$55,406	$86,454	$11,876

	December 31, 2025
	With Allowance		With No Related Allowance	Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
December 31, 2025
Commercial real estate	$14,316	$3,939	$23,857	$38,173	$3,939
Owner-occupied commercial real estate	—	—	8,987	8,987	—
Acquisition, construction & development	4,071	1,431	9,276	13,347	1,431
Commercial & industrial	4,440	4,227	—	4,440	4,227
Single family residential (1-4 units)	258	35	3,516	3,774	35
Consumer non-real estate and other	—	—	—	—	—
Total	$23,085	$9,632	$45,636	$68,721	$9,632

Note 4— Allowance for Credit Losses (continued)
Purchased Credit Deteriorated Loans
The Company has purchased loans relating to the LNKB Merger for which there was, at acquisition, evidence of more-than-insignificant deterioration of credit quality since origination. The carrying amount of those loans, at acquisition, is as follows (in thousands):

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
The Company may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, interest rate reduction, or an other-than-insignificant payment delay. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. The Company may also provide multiple types of modifications on an individual loan. For the nine months ended September 30, 2026, and for the year ended December 31, 2025, the Company did not extend any modifications to borrowers experiencing financial difficulty that had a more-than-insignificant direct change in the contractual cash flows of the loan.
Other Real Estate Owned
Real estate owned activity was as follows for the nine months ended September 30, 2026, and for the year ended December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Beginning balance	$2,689	$2,783
Loans acquired/transferred to real estate owned	417	259
Capital expenditures	—	—
Direct write-downs	—	(195)
Sales of real estate owned	(233)	(158)

End of period balance	$2,873	$2,689
Note 5— Deposits
The aggregate amount of time deposits that meet or exceed the FDIC Insurance Limit of $250,000, was approximately $460.3 million and $295.4 million on September 30, 2026, and December 31, 2025, respectively. Brokered time deposits, which are fully insured, totaled $120.7 million and $64.4 million as of September 30, 2026, and December 31, 2025, respectively. Time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) program totaled $22.6 million at September 30, 2026, compared to $22.4 million at December 31, 2025.

Note 5— Deposits (continued)
The remaining maturities of time deposits as of September 30, 2026, are as follows (in thousands):

As of September 30, 2026
Remaining three months ending, December 31, 2026	$518,777
2027	896,991
2028	236,597
2029	10,446
2030	6,995
Thereafter	9,760
Total	$1,679,566
At September 30, 2026, and December 31, 2025, amounts included in time deposits for individual retirement accounts totaled $159.2 million and $111.2 million, respectively.
Overdrafts of $743.7 thousand and $704.0 thousand were reclassified to loans as of September 30, 2026, and the year ended December 31, 2025, respectively.
Note 6— Borrowed Funds
Short-term borrowings
The Company had borrowings of $525.0 million and $450.0 million at September 30, 2026, and December 31, 2025, respectively. At September 30, 2026, the interest rate on this debt was 3.88%. At December 31, 2025, the interest rate on this debt was 3.75%. The average balance outstanding during the nine months ending September 30, 2026, and the year ending December 31, 2025, was $556.4 million and $422.1 million, respectively. The Company has a finance lease liability that is not included in these balances - see Note 7 — Leased Property for a discussion of this liability that is included in the accrued interest and other liabilities line in the Consolidated Balance Sheets.
The Company has available secured lines of credit with the Federal Reserve Bank of Richmond, such as the Borrower-In-Custody program, the FHLB of Atlanta, and unsecured federal funds lines of credit from correspondent banking relationships. Through these sources, the Company has unused capacity of $4.6 billion in remaining borrowing capacity as of September 30, 2026. The advances on credit lines are secured by both securities and loans. The lendable collateral value of securities and loans pledged against available lines of credit as of September 30, 2026, and December 31, 2025, was $5.0 billion and $3.2 billion, respectively. As of September 30, 2026, all of the Company’s borrowings will mature within one calendar year.
The contractual maturities of these borrowings, which all occur within one year of the reporting date, are as follows as of September 30, 2026, (in thousands):

Due in 2026	$525,000
Total	$525,000
Long-term borrowings
Subordinated Debentures
As part of the merger with Summit Financial Group, Inc., which closed on May 3, 2024, (the “Summit Merger”), Burke & Herbert assumed $75.0 million of subordinated debentures (the “2031 Notes”), that were fair valued at $61.5 million with a $13.5 million discount being amortized into interest expense over the stated maturity. As of September 30, 2026, the net balance was $74.1 million. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced 20% each year until maturity. The subordinated debentures were issued in the fourth quarter of 2021. This subordinated debt bears interest at a fixed rate of 3.25% per year, from acquisition date to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including, December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”),

Note 6— Borrowed Funds (continued)
as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10-year term, and generally, is not prepayable by us within the first 5 years from issuance, which was fourth quarter 2021.
In connection with the LNKB Merger, Burke & Herbert assumed an aggregate amount of $62.6 million of subordinated debentures, that were fair valued at $62.1 million with a $472.2 thousand discount being amortized into interest expense over the stated maturity. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter, the amount qualifying as Tier 2 capital is reduced by 20% each year until maturity.
There were three distinct issuances of subordinated debt assumed in the LNKB Merger. The first has a face value of $20.0 million and was issued in the second quarter of 2022 (the “2032” Notes). This subordinated debt, which will mature on April 15, 2032, bears interest at a fixed rate of 4.50% for the period up to but excluding April 15, 2027 (the “Fixed Interest Rate Period”). From April 15, 2027, until maturity or redemption (the “Floating Interest Rate Period”), the interest rate will adjust to a floating rate of three-month SOFR plus 203 basis points. The Company pays interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period. Subject to limited exceptions, the Company cannot redeem the notes before the fifth anniversary of the issuance date.
The second issuance, with face value of $20.0 million matures on October 1, 2030 (the “October 2030 Notes”), and initially bore interest at a fixed rate of 5.00% until October 1, 2025. Since October 1, 2025, to the stated maturity date or earlier redemption date, the interest rate resets semi-annually to an annual floating rate of three-month SOFR plus a spread of 475 basis points, but no less than 5.00%. The Company has the ability to redeem the notes in this issuance, in whole or in part, since October 1, 2025 plus accrued and unpaid interest. These Notes are also redeemable in whole or in part upon the occurrence of specific events defined within the indenture.
The third issuance has two tranches. The first tranche was issued in January 2018, with a face value of $4.5 million, which bears interest at a fixed rate of 6.875% and matures on April 1, 2028 (the “2028 Notes”). Interest is payable quarterly in arrears. The second tranche has a face value of $18.1 million (the “July 2030 Notes”) and initially bore interest at a fixed rate of 6.00%, from June 25, 2020 up to but excluding July 1, 2025, and was payable semi-annually in arrears. From and including July 1, 2025, up to but excluding July 1, 2030, or to a redemption date, the interest rate on the second tranche shall reset quarterly to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025, through maturity, the subordinated notes may be redeemed at the Company’s option on any scheduled interest payment date. These subordinated notes mature on July 1, 2030.
On September 30, 2026, the Company completed its previously announced underwritten public offering of $100.0 million aggregate principal amount of its 7.00% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “2036 Notes”). Issuance costs of this offering totaled $2.3 million which will be amortized throughout the life of the debt. The Company intends to use the net proceeds from this offering, plus cash on hand: (i) to repay $4.5 million aggregate principal amount of its outstanding 6.875% Subordinated Note, which matures on April 1, 2028, $18.1 million aggregate principal amount of its outstanding 6.000% Fixed-to-Floating Rate Subordinated Notes, which currently bear interest at the Three-Month Term SOFR plus 590 basis points and mature on July 1, 2030, and $20.0 million aggregate principal amount of its outstanding 5.000% Fixed-to-Floating Rate Subordinated Notes, which currently bear interest at the Three-Month Term SOFR plus 475 basis points and mature on October 1, 2030, plus, in each case, accrued and unpaid interest, (ii) to potentially repay all or part of its outstanding $75.0 million of the 3.25% Fixed-to-Floating Rate Subordinated Notes, which currently bear interest at the fixed rate of 3.25% per year and mature on December 1, 2031, plus accrued and unpaid interest, and (iii) to potentially redeem all or part of its outstanding $15.0 million aggregate liquidation preference of 2021 Preferred Stock.
The 2036 Notes will bear interest from and including September 30, 2026 to, but excluding, October 1, 2031 at a fixed rate of 7.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2027. From and including October 1, 2031 to, but excluding, October 1, 2036 (unless redeemed prior to such date), the 2036 Notes will bear interest at a floating rate per annum equal to a benchmark rate (reset quarterly) (which is expected to be Three-Month Term SOFR) plus 222 basis points, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on January 1, 2032. Notwithstanding the foregoing, if the benchmark is less than zero, the benchmark will be deemed to be zero. The 2036 Notes will mature on October 1, 2036, unless earlier redeemed.
Subsequent to September 30, 2026, the Company redeemed $4.5 million of the outstanding 2028 Notes, at a redemption price of 100% of principal plus accrued and unpaid interest. The Company also redeemed $18.1 million of its July 2030 Notes, at a redemption price of 100% of principal plus accrued and unpaid interest. On October 19, 2026, notice of redemption was delivered to the holders of $37.5 million of the Company’s $75.0 million 2031 Notes, which redemption

Note 6— Borrowed Funds (continued)
will occur on December 1, 2026. The redemptions of the 2028 Notes and July 2030 Notes were funded, and the redemption of the 2031 Notes will be funded, with proceeds from the Company’s $100.0 million issuance of the 2036 Notes and cash on hand.
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
The remaining maturities of subordinated debentures as of September 30, 2026, are as follows (in thousands):

	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Remaining three months ending, December 31, 2026	$—	$—
2027	—	—
2028	4,500	—
2029	—	—
2030	38,050	—
Thereafter	195,000	19,589
Total	$237,550	$19,589
Note 7— Leased Property
Lessor Arrangements
The Company enters into operating leases with customers to lease vacant space in certain owned premises that are not being used by the Company. These operating leases are typically payable in monthly installments with current terms ranging from around one year to around nine years and may contain renewal options. The components of lease income, which were included in non-interest expense in the occupancy line item on the Consolidated Statements of Income, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease income	$667	$709	$2,028	$2,101
Total lease income	$667	$709	$2,028	$2,101

Note 7— Leased Property (continued)
The remaining maturities of operating lease receivables as of September 30, 2026, are as follows (in thousands):

Operating Leases
Remaining three months ending, December 31, 2026	$671
2027	2,526
2028	2,426
2029	2,222
2030	1,678
Thereafter	1,442
Total lease receivables	$10,965
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
Right-of-use assets and liabilities by lease type, and the associated balance sheet classifications are as follows (in thousands):

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Right-of-use assets:
Operating leases	Other assets	$27,901	$14,096
Finance leases	Other assets	2,813	3,795
Total right-of-use assets		$30,714	$17,891
Lease liabilities:
Operating leases	Other liabilities	$29,572	$14,717
Finance leases	Other liabilities	3,211	4,158
Total lease liabilities		$32,783	$18,875
The components of total lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease cost
Right-of-use asset amortization	$94	$71	$296	$214
Interest expense	34	26	108	79
Operating lease cost	1,472	859	4,450	2,535
Total lease cost	$1,600	$956	$4,854	$2,828

Note 7— Leased Property (continued)
The Company’s future undiscounted lease payments for finance and operating leases with initial terms of one year or more as of September 30, 2026, are as follows (in thousands):

	Operating Leases	Finance Leases
Remaining three months ending, December 31, 2026	$1,461	$86
2027	5,693	347
2028	5,064	354
2029	4,856	361
2030	4,330	368
Thereafter	13,896	2,261
Total undiscounted lease payments	35,300	3,777
Less: discount	(5,728)	(566)
Net lease liabilities	$29,572	$3,211
The following table presents additional information about the Company’s leases as of September 30, 2026, and December 31, 2025.

Supplemental lease information (dollars in thousands)	September 30, 2026	December 31, 2025
Finance lease weighted average remaining lease term (years)	10.04	10.61
Finance lease weighted average discount rate	3.08%	3.32%
Operating lease weighted average remaining lease term (years)	7.14	6.66
Operating lease weighted average discount rate	4.58%	4.64%

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	2026	2025
Operating cash flows from operating leases	$4,356	$2,380
Operating cash flows from finance leases	107	79
Financing cash flows from finance leases	239	170
Right-of-use assets obtained in exchange for new finance lease liabilities	600	—
Right-of-use assets obtained in exchange for new operating lease liabilities	1,870	—
Note 8— Regulatory Capital Matters
Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel III Framework, an entity must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of September 30, 2026, the Company and the Bank meet all capital adequacy requirements to which they are subject.
“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2026, and December 31, 2025, the most recent notification from the Bank’s primary regulator categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action.”

Note 8— Regulatory Capital Matters (continued)
The following table presents the actual and required capital amounts and ratios for the Company and the Bank at September 30, 2026, and December 31, 2025 (in thousands except for ratios):

	Actual		Minimum Required Capital - Basel III		Minimum Required to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026
Total Capital to risk weighted assets
Consolidated	$1,413,623	15.43%	$962,051	≥ 10.5%	N/A	N/A
Burke & Herbert Bank & Trust	1,313,233	14.39	958,478	≥ 10.5	912,836	≥ 10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	1,129,971	12.33	778,804	≥ 8.5	N/A	N/A
Burke & Herbert Bank & Trust	1,222,097	13.39	775,910	≥ 8.5	730,269	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	1,102,100	12.03	641,368	≥ 7.0	N/A	N/A
Burke & Herbert Bank & Trust	1,222,097	13.39	638,985	≥ 7.0	593,343	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	1,129,971	10.35	436,647	≥ 4.0	N/A	N/A
Burke & Herbert Bank & Trust	1,222,097	11.22	435,690	≥ 4.0	544,613	≥ 5.0

As of December 31, 2025
Total Capital to risk weighted assets
Consolidated	$1,004,898	16.17%	$652,648	≥ 10.5%	N/A	N/A
Burke & Herbert Bank & Trust	986,269	15.92	650,649	≥ 10.5	619,665	≥ 10.0%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	863,657	13.89	528,334	≥ 8.5	N/A	N/A
Burke & Herbert Bank & Trust	915,250	14.77	526,716	≥ 8.5	495,732	≥ 8.0
Common Tier 1 (CET 1) to risk-weighted assets
Consolidated	835,976	13.45	435,099	≥ 7.0	N/A	N/A
Burke & Herbert Bank & Trust	915,250	14.77	433,766	≥ 7.0	402,782	≥ 6.5
Tier 1 (Core) Capital to average assets (leverage ratio)
Consolidated	863,657	10.92	316,492	≥ 4.0	N/A	N/A
Burke & Herbert Bank & Trust	915,250	11.59	315,898	≥ 4.0	394,873	≥ 5.0
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2026, approximately $354.8 million of retained earnings was available for dividend declaration consistent with the Company’s capital plan.
Note 9— Derivatives
The Company utilizes derivative financial instruments as part of its asset-liability management strategy to manage exposure to changes in interest rates. Derivative contracts are recorded at fair value in the Consolidated Balance Sheet. The notional amount of derivative contracts does not represent amounts exchanged by the parties and, therefore, is not a measure of the Company’s exposure to credit or market risk. The amounts exchanged are determined by reference to the notional amount and the terms of the individual derivative agreements.
Cash flow hedges of interest rate risk
The Company's objective in using interest rate derivatives is to add stability to net interest income and manage exposure to variability in cash flows resulting from changes in market interest rates. To accomplish this objective, the Company utilizes interest rate swaps, caps, and collars as part of its interest rate risk management strategy.
Interest rate swaps designated as cash flow hedges generally involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements, without exchange

Note 9— Derivatives (continued)
of the underlying notional amount. Interest rate caps provide payments to the Company when the designated benchmark rate exceeds the contractual cap rate. Interest rate collars establish a range within which the designated benchmark rate may fluctuate through a combination of purchased and sold option components. As of September 30, 2026 and December 31, 2025, the Company used cash flow hedges to manage the variability of cash flows associated with variable-rate liabilities and other designated variable-rate funding sources.
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into interest income or interest expense in the same period or periods during which the hedged transaction affects earnings. During the next twelve months, the Company estimates that a net amount of approximately $3.1 million will be reclassified as a reduction in interest expense.
During the third quarter of 2026, the Company settled an interest rate derivative designated as a cash flow hedge of the forecasted issuance of subordinated debt. Upon settlement of the derivative, the Company recognized a gain of approximately $2.3 million in accumulated other comprehensive income. The accumulated gain will be reclassified from accumulated other comprehensive income into interest expense over the first five years of the related subordinated debt.
Derivatives not designated as hedges
The Company enters into interest rate derivative contracts with certain commercial loan customers to facilitate their interest rate risk management objectives. These contracts may include interest rate swaps, swaps containing floor features, caps, collars and other interest rate derivative products. Concurrent with entering into derivative contracts with customers, the Company generally enters into offsetting derivative contracts with unrelated dealer counterparties. These transactions are intended to economically offset the market risk associated with the customer derivatives while allowing the Company to meet customer financing needs.
Because the customer derivatives and related offsetting dealer contracts are not designated as accounting hedges, changes in their fair values are recognized in current earnings and included in other operating income or expense. Changes in the fair values of customer derivatives and the related dealer derivatives are generally expected to substantially offset in earnings, except for differences resulting from accrued interest, credit valuation adjustments, and other valuation considerations. These derivatives are reported at fair value in other assets and accrued interest and other liabilities in the Consolidated Balance Sheets.
The table below presents the fair value of the Company’s derivative financial instruments, which includes accrued interest, as well as their classification on the Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30, 2026
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$325,000	$2,456
Interest rate swaps related to cash flow hedges	Other liabilities	—	—
Interest rate caps and collars related to cash flow hedges	Other assets	200,000	5,967

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$373,274	$7,387
Interest rate swaps related to customer loans	Other liabilities	373,274	7,387

Note 9— Derivatives (continued)

	December 31, 2025
	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	Other assets	$150,000	$273
Interest rate swaps related to cash flow hedges	Other liabilities	400,000	340

Derivatives not designated as hedges:
Interest rate swaps related to customer loans	Other assets	$203,904	$2,331
Interest rate swaps related to customer loans	Other liabilities	203,904	2,331
The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended September 30, 2026, and September 30, 2025 (in thousands):

Derivatives in Cash Flow Hedging Relationships	September 30, 2026			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2026
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	6,087	6,087	—	Interest Expense	325	325	—
Total	$6,087	$6,087	$—		$325	$325	$—

Derivatives in Cash Flow Hedging Relationships	September 30, 2025			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2025
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	221	221	—	Interest Expense	709	709	—
Total	$221	$221	$—		$709	$709	$—
The table below presents the effect of cash flow hedge accounting on AOCI for the nine months ended September 30, 2026, and September 30, 2025 (in thousands):

Derivatives in Cash Flow Hedging Relationships	September 30, 2026			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2026
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	8,711	8,711	—	Interest Expense	649	649	—
Total	$8,711	$8,711	$—		$649	$649	$—

Note 9— Derivatives (continued)

Derivatives in Cash Flow Hedging Relationships	September 30, 2025			Location of Gain or (Loss) Reclassified from AOCI into Income	September 30, 2025
	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component		Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
Interest Rate Products	$—	$—	$—	Interest Income	$—	$—	$—
Interest Rate Products	617	617	—	Interest Expense	1,868	1,868	—
Total	$617	$617	$—		$1,868	$1,868	$—

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2026, and September 30, 2025 (in thousands).

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended
	September 30, 2026		September 30, 2025
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$—	$325	$40	$709
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	—	—	40	—
Derivatives designated as hedging instruments	—	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	—	325	—	709
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	—	325	—	709
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—

Note 9— Derivatives (continued)

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine months ended
	September 30, 2026		September 30, 2025
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$723	$649	$120	$1,868
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items (1)	723	—	120	—
Derivatives designated as hedging instruments	—	—	—	—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from AOCI into income	—	649	—	1,868
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain or (loss) reclassified from AOCI into income - included component	—	649	—	1,868
Amount of gain or (loss) reclassified from AOCI into income - excluded component	—	—	—	—
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
Credit-risk-related Contingent Features
As of September 30, 2026, excluding back to back interest rate swaps, there are no derivatives in a liability position. As of December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $340.0 thousand. As of December 31, 2025, the Company had posted the full amount of collateral related to these agreements.
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
A summary of the contractual amounts of the Company’s financial instruments outstanding at September 30, 2026, and December 31, 2025, is as follows (in thousands):

	September 30, 2026	December 31, 2025
Commitments to extend credit	$1,523,695	$970,255
Commercial letters of credit	22,845	23,959

Note 10— Commitments and Contingencies (continued)
Commitments to extend credit and commercial letters of credit both include exposure to some credit loss in the event of non-performance of the customer. The Company’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the Consolidated Balance Sheets. Many of these instruments have fixed maturity dates, and many of them will expire without being drawn upon; accordingly, they do not generally present any significant liquidity risk to the Company.
Allowance for credit losses - off-balance-sheet credit exposures
The Company recorded a recapture of credit losses on unfunded commitments of $790.0 thousand and recapture of credit losses of $312.0 thousand on unfunded commitments for the three months ended September 30, 2026 and September 30, 2025, respectively. The Company recorded a provision for credit losses on unfunded commitments of $1.2 million and a recapture of credit losses of $804.0 thousand for the nine months ended September 30, 2026 and September 30, 2025, respectively. The ACL on off-balance-sheet credit totaled $4.4 million and $3.2 million as of September 30, 2026, and December 31, 2025, and is included in accrued interest and other liabilities on the accompanying Consolidated Balance Sheets.
Litigation
The Company is a party to litigation, claims, and proceedings arising in the normal course of business that are ordinary and routine to the nature of the Company’s business and operations. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from any currently pending or threatened litigation, claims, or proceedings will not be material to the Company’s financial position as of September 30, 2026, and December 31, 2025, respectively.
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

Note 11— Fair Value Measurements (continued)
Equity Investments
Equity investments are recorded at fair value on a recurring basis, with changes in fair value reported in net income.. Through the Summit Merger we acquired an investment in an S&P 500 index fund that is traded on an exchange, and we classify it as Level 1 as of September 30, 2026.
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

Note 11— Fair Value Measurements (continued)
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2026, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$171,907	$—	$—	$171,907
Obligations of states and municipalities	—	1,086,461	—	1,086,461
Residential mortgage backed - agency	—	80,285	—	80,285
Residential mortgage backed - non-agency	—	371,979	—	371,979
Commercial mortgage backed - agency	—	68,581	—	68,581
Commercial mortgage backed - non-agency	—	82,457	—	82,457
Asset-backed	—	44,835	—	44,835
Other	—	36,637	—	36,637
Total investment securities available-for-sale	$171,907	$1,771,235	$—	$1,943,142

Loans held-for-sale	$—	$2,202	$—	$2,202

Equity investments	$10,219	$6,778	$—	$16,997

Derivatives	$—	$15,810	$—	$15,810

Financial liabilities
Derivatives	$—	$7,387	$—	$7,387

	Fair Value Measurements at December 31, 2025, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets
Investment Securities
U.S. Treasuries and government agencies	$150,124	$—	$—	$150,124
Obligations of states and municipalities	—	922,574	—	922,574
Residential mortgage backed - agency	—	55,385	—	55,385
Residential mortgage backed - non-agency	—	218,092	—	218,092
Commercial mortgage backed - agency	—	73,896	—	73,896
Commercial mortgage backed - non-agency	—	111,109	—	111,109
Asset-backed	—	53,466	—	53,466
Other	—	31,308	—	31,308
Total investment securities available-for-sale	$150,124	$1,465,830	$—	$1,615,954

Loans held-for-sale	$—	$365	$—	$365

Equity investments	$9,144	$5,057	$—	$14,201

Derivatives	$—	$2,604	$—	$2,604

Financial liabilities
Derivatives	$—	$2,671	$—	$2,671

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
Assets that were measured at fair value on a non-recurring basis at September 30, 2026, and December 31, 2025 are summarized below (in thousands):

	Fair Value Measurements at September 30, 2026, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$3,775	$3,775
Owner-occupied commercial real estate	—	—	5,663	5,663
Acquisition, construction & development	—	—	—	—
Commercial & industrial	—	—	1,948	1,948
Single family residential	—	—	7,786	7,786
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,873	2,873

Note 11— Fair Value Measurements (continued)

	Fair Value Measurements at December 31, 2025, Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent loans
Commercial real estate	$—	$—	$10,377	$10,377
Owner-occupied commercial real estate	—	—	—	—
Acquisition, construction & development	—	—	2,640	2,640
Commercial & industrial	—	—	213	213
Single family residential	—	—	223	223
Consumer non-real estate and other	—	—	—	—
Other real estate owned	—	—	2,689	2,689
The following table presents quantitative information about Level 3 Fair Value Measurements for assets measured at fair value on a non-recurring basis at September 30, 2026, and December 31, 2025 (in thousands except for percentages):

Description	Fair Value	Valuation Techniques	Unobservable Inputs	Range
September 30, 2026
Collateral dependent loans	$19,172	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,873	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs

December 31, 2025
Collateral dependent loans	$13,453	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Other real estate owned	2,689	Appraisal of collateral	Management adjustments (e.g., liquidity, selling costs, etc.)	5.0% to 20.0% for liquidity, 6.0% to 8.0% for selling costs
Fair value of financial instruments
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at September 30, 2026, and December 31, 2025, were as follows (in thousands):

		Fair Value Measurements at September 30, 2026, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$101,308	$101,308	$—	$—	$101,308
Interest-earning deposits with banks	43,088	43,088	—	—	43,088
Loans, net	7,969,494	—	—	7,938,413	7,938,413
Accrued interest	48,725	—	48,725	—	48,725

Financial Liabilities
Non-interest-bearing deposits	$2,015,942	$—	$2,015,942	$—	$2,015,942
Interest-bearing deposits	6,939,693	—	6,925,890	—	6,925,890
Short-term borrowings	525,000	—	524,933	—	524,933
Subordinated debentures, net	233,935	—	236,670	—	236,670
Subordinated debentures owed to unconsolidated subsidiary trusts	17,458	—	16,667	—	16,667
Accrued interest	8,398	—	8,398	—	8,398

Note 11— Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2025, Using:
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Cash and due from banks	$53,497	$53,497	$—	$—	$53,497
Interest-bearing deposits with banks	235,630	235,630	—	—	235,630
Loans, net	5,319,853	—	—	5,284,210	5,284,210
Accrued interest	35,442	—	35,442	—	35,442

Financial Liabilities
Non-interest-bearing deposits	$1,336,380	$—	$1,336,380	$—	$1,336,380
Interest-bearing deposits	5,067,561	—	5,062,925	—	5,062,925
Short-term borrowings	450,000	—	450,005	—	450,005
Subordinated debentures, net	70,222	—	70,800	—	70,800
Subordinated debentures owed to unconsolidated subsidiary trusts	17,268	—	16,494	—	16,494
Accrued interest	4,447	—	4,447	—	4,447
Note 12— Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2026, and September 30, 2025 (in thousands):

	Three months ended September 30, 2026
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$1,706	$(57,246)	$(4,097)	$(59,637)
Net unrealized gains (losses)	4,694	(79,226)	—	(74,532)
Less: net realized (gains) losses reclassified to earnings	(247)	(69)	—	(316)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$6,153	$(136,541)	$(4,097)	$(134,485)

	Three months ended September 30, 2025
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$324	$(83,576)	$(4,602)	$(87,854)
Net unrealized gains (losses)	170	19,970	—	20,140
Less: net realized (gains) losses reclassified to earnings	(546)	(194)	—	(740)
Net change in pension plan benefits	—	—	—	—
Ending Balance	$(52)	$(63,800)	$(4,602)	$(68,454)

Note 12— Accumulated Other Comprehensive Income (Loss) (continued)

	Nine months ended September 30, 2026
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$(64)	$(54,857)	$(4,039)	$(58,960)
Net unrealized gains (losses)	6,717	(81,110)	—	(74,393)
Less: net realized (gains) losses reclassified to earnings	(500)	(574)	—	(1,074)
Net change in pension plan benefits	—	—	(58)	(58)
Ending Balance	$6,153	$(136,541)	$(4,097)	$(134,485)

	Nine months ended September 30, 2025
	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Accumulated Other Comprehensive Income
Beginning Balance	$911	$(92,055)	$(4,576)	$(95,720)
Net unrealized gains (losses)	475	28,540	—	29,015
Less: net realized (gains) losses reclassified to earnings	(1,438)	(285)	—	(1,723)
Net change in pension plan benefits	—	—	(26)	(26)
Ending Balance	$(52)	$(63,800)	$(4,602)	$(68,454)

Note 12— Accumulated Other Comprehensive Income (Loss) (continued)
The following table presents amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026, and September 30, 2025 (in thousands).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income				Affected Line Item in the Statements of Income
	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	Interest income
Interest rate contracts	325	709	649	1,868	Interest expense
Tax effect	(78)	(163)	(149)	(430)	Income tax expense (benefit)
Net of tax	$247	$546	$500	$1,438

Available-for-sale securities:
Realized gains (losses) on securities	$89	$212	$21	$251	Net gains/(losses) on securities
Realized gains (losses) on basis adjustment for fair value hedges	—	40	723	119	Interest income
Tax effect	(20)	(58)	(170)	(85)	Income tax expense (benefit)
Net of tax	$69	$194	$574	$285

Defined benefit pension plan:
Amortization of actuarial gain / (loss)	—	—	75	34	Pension and other employee benefits
Tax effect	—	—	(17)	(8)	Income tax expense (benefit)
Net of tax	$—	$—	$58	$26

Total reclassifications, net of tax	$316	$740	$1,132	$1,749	Net income
Note 13— Other Operating Expense
Other operating expense from the Consolidated Statements of Income for the three and nine months ended September 30, 2026, and September 30, 2025, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Historic tax credit amortization	$239	$435	$718	$1,305
IT related	476	383	1,337	1,297
Consultant fees	5,803	661	17,330	2,115
Directors' fees	373	499	1,320	1,455
Audit expense	731	425	1,823	1,004
Legal expense	731	568	2,962	1,373
Virginia franchise tax	909	960	2,908	2,880
Marketing expense	588	387	1,583	1,156
Donation expense	51	37	154	121
Other	5,856	5,214	20,305	15,984
Total	$15,757	$9,569	$50,440	$28,690

Note 13— Other Operating Expense (continued)
The Company incurred merger-related expenses of $42.9 million for the nine months ended September 30, 2026, including $9.1 million of which were incurred during the three months ended September 30, 2026. These expenses are included in the consultant fees, audit expense, legal expense, and other line items detailed in other operating expenses.
Note 14— Share-Based Compensation
The Company has a share-based incentive plan described below that allows it to offer a variety of equity compensation awards subject to approval. Total compensation cost that has been charged against income for equity compensation awards granted was $1.6 million and $1.1 million for the three months ended September 30, 2026, and September 30, 2025, respectively. The total income tax benefit was $376.4 thousand and $242.9 thousand for the three months ended September 30, 2026, and September 30, 2025, respectively.
Total compensation cost that has been charged against income for equity compensation awards granted was $5.5 million and $3.5 million for the nine months ended September 30, 2026, and September 30, 2025, respectively. The total income tax benefit was $1.3 million and $806.1 thousand for the nine months ended September 30, 2026, and September 30, 2025, respectively.
2019 Stock Incentive Plan
In 2019, the Company’s Stock Incentive Plan (“2019 SIP”) was approved by the Bank’s Board of Directors (the “Bank Board”). The 2019 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2019 SIP authorized 240,000 units to be issued, and the Company’s practice is to use authorized but unissued shares to satisfy these share-based awards. Each unit represents a contingent right to receive one common share or an equivalent amount of cash, or a combination of the two, at the discretion of the Company. Currently, we have a sufficient number of authorized unissued shares to satisfy all outstanding equity awards.
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
2023 Stock Incentive Plan
In 2023, a new stock incentive plan (“2023 SIP”) was approved by the Company’s Board of Directors (the “Board”) and shareholders. Following shareholder approval of the 2023 SIP on March 30, 2023, no further share-based awards will be issued under the 2019 SIP. The 2023 SIP provides for the issuance of share-based awards to directors and employees of the Company. The 2023 SIP authorized the issuance of 250,000 shares, subject to an annual increase in available shares and the addition of shares recycled from the 2019 SIP that were cancelled. Based on our shares outstanding as of September 30, 2026, and awards that were recycled from the 2019 SIP, the total shares authorized for issuance under the plan as of September 30, 2026 was 474,578.
A total of 121,732 and 95,587 shares were issued during the nine months ended September 30, 2026, and September 30, 2025, respectively.
For time-based RSUs, the fair value was determined by using the closing stock price on the date prior to the grant date. These RSUs vest over three years.
The Board, from time to time, approves performance-based RSU awards that may be earned over a three to five year performance period. Whether or not units are earned at the end of the performance period will be determined based on the achievement of performance and/or market targets (e.g., market capitalization target) over the performance period. If the conditions are achieved, the grant recipient will receive 100% of the units granted as these awards do not provide for a multiplier effect. The performance/market targets are determined by the Board.

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

Note 14— Share-Based Compensation (continued)

The following is a summary of all the Company’s RSU awards issued under both the 2019 SIP and 2023 SIP:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2025	180,849	$59.43
Granted	121,732	66.04
Vested	(62,015)	58.22
Forfeited	(11,444)	62.63
Non-vested at September 30, 2026	229,122	$63.11
As of September 30, 2026, there was $9.3 million of total unrecognized compensation costs related to restricted stock units. The cost is expected to be recognized over a weighted average period of 1.75 years.
2023 Employee Stock Purchase Plan
In 2023, an employee stock purchase plan (“2023 ESPP”) was approved by the Board and shareholders. Upon the 2023 ESPP’s shareholder approval date of March 30, 2023, the 2023 ESPP reserved 250,000 shares of common stock for issuance to employees, subject to an annual increase in reserved shares. The total shares authorized for issuance under the plan as of September 30, 2026 was 473,978. Whole shares are sold to participants in the 2023 ESPP at 85% of the lower of the stock price at the beginning or end of each semi-annual offering period. The first semi-annual offering period began on September 1, 2023, and the current semi-annual offering period began on September 1, 2026. Eligible employees may purchase shares in an amount that does not exceed the lesser of the IRS limit of $25,000 or 15% of their annual salary.
The following table presents information for the 2023 ESPP for the nine months ended September 30, 2026:

September 30, 2026
Shares purchased	13,360
Weighted average price of shares purchased	$54.38
Compensation expense recognized (in 000's)	$163.2
Stock Appreciation Rights (“SARs”)
Upon completion of the Summit Merger, Burke & Herbert assumed SAR awards that had been issued to existing employees that would continue with the same terms and conditions adjusted for the exchange ratio of 0.5043. As part of the Summit Merger, a significant portion of SAR awards accelerated their vesting and thus did not require any future service component. Management used the Black-Scholes option-pricing model to fair value these accelerated SAR awards and included this value as part of the purchase price for the Summit Merger.
The Company also used the Black-Scholes option-pricing model to fair value the non-accelerated SAR awards that were not fully vested. The SAR awards that have been assumed by the Company, were issued in 2019, 2021, and 2023, and these SAR awards become exercisable ratably over seven years (14.3% per year) and contractually expire ten years after the grant date. As of September 30, 2026, there were 63,187 SARs outstanding with a weighted average exercise price of $48.85. These options have a remaining expense amount of $209 thousand that will be recognized over a weighted average period of 2.9 years.
Stock Options
Upon completion of the LNKB Merger and as part of the Merger Agreement, the Company assumed incentive stock options and non-qualified stock option awards that had been issued to existing employees that will continue with the same terms and conditions, adjusted for the exchange ratio of 0.135. As of September 30, 2026, there were 50,025 outstanding stock options with a weighted average exercise price of $64.97. The stock options were acquired through the LNKB Merger and were valued upon acquisition using the Black-Scholes method. The remaining expense on these stock options is $140 thousand which will be recognized over a weighted average period of 2.2 years.

Note 14— Share-Based Compensation (continued)
Warrants
As part of the LNKB Merger, the Company assumed stock purchase warrants that were initially issued by LNKB in connection with LNKB’s initial stock offering via private placement, giving organizers the right to purchase shares of common stock at the initial offering price of $10.00 per share, or $74.07 per share as adjusted by the LNKB Merger’s exchange ratio. For organizers, the warrants serve as a reward for bearing the financial risk of the Company’s organization by advancing “seed money” for its organizational and pre-opening expenses. The organizers’ warrants are non-voting and are exercisable for a period of 10 years from the date of grant. All grants were issued during 2019. These warrants are transferable in accordance with the warrant agreement, but are not puttable to the Company. These shares may be issued from previously authorized but unissued shares of stock. To date, organizers have not exercised any warrants since their issuance. As of September 30, 2026, there were 207,560 warrants outstanding with a strike price of $74.07 and a total fair value of $2.5 million.
The Board has made no additional authorization to issue any further warrants as of September 30, 2026, and has no current plans for future issuance of warrants.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) applicable to common shares (in thousands)	$36,162	$29,739	$72,543	$86,387

Weighted average number of shares	20,183,227	15,021,852	17,897,770	14,999,230
Net effect of dilutive securities	111,531	90,561	87,219	37,675
Weighted average dilutive shares	20,294,758	15,112,413	17,984,989	15,036,905

Basic earnings (loss) per common share	$1.79	$1.98	$4.05	$5.76
Diluted earnings (loss) per common share	1.78	1.97	4.03	5.74
The following table presents a summary of securities that could potentially dilute basic earnings per share in future periods that were included in the computation of diluted earnings per share for the periods presented.

Dilutive securities	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options and stock appreciation rights	76,610	163,048	58,146	163,048
Warrants	—	—	—	—
Restricted stock units	225,582	172,428	113,834	104,728
Total dilutive securities	302,192	335,476	171,980	267,776

Note 15— Earnings Per Share (continued)
The following table presents a summary of securities that could potentially dilute basic earnings per share in future periods that were not included in the computation of diluted earnings per share because inclusion would have been anti-dilutive for the periods presented.

Antidilutive securities	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options and stock appreciation rights	36,603	22,961	55,067	22,961
Warrants	207,560	—	207,560	—
Restricted stock units	3,540	1,561	115,288	69,261
Total anti-dilutive securities	247,703	24,522	377,915	92,222
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

LNKB’s results of operations from May 1, 2026, have been included in the Company’s results since the Closing Date. Net interest income and income before income taxes for LNKB were estimated to be $45.2 million and $13.1 million, respectively, since the date of the acquisition through September 30, 2026, and are included in the Company’s Consolidated Statement of Income. LNKB Merger-related costs of $42.9 million are included in non-interest expense in the Company’s income statement for the nine months ended September 30, 2026. A portion of these LNKB Merger-related costs are captured in the line item Other Operating Non-Interest Expense on the consolidated Income Statement with further description in Note 13 — Other Operating Expense. The fair value of the common shares issued as part of the consideration paid for LNKB was determined on the basis of the closing price of the Company’s common shares on the date of completion of the LNKB Merger.
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

The following table summarizes adjustments to acquired goodwill subsequent to December 31, 2025 (in thousands):

Goodwill
Balance at December 31, 2025	$34,149
Goodwill acquired in acquisition of Burke & Herbert Wealth Services, LLC	2,104
Goodwill acquired in acquisition of LNKB	82,092
Balance at September 30, 2026	$118,345

The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 7 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The fair value of intangible assets related to core deposits was $48.2 million on the date of acquisition.

The fair value of purchased financial assets with credit deterioration was $80.9 million on the date of the acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration were $97.5 million. At acquisition, all of the securities, held-to-maturity, were reclassified as available-for-sale.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net Interest Income	$105,016	$100,156	$306,075	$298,156

Net Income	43,608	37,803	112,293	117,631

Note 17— Goodwill and Other Intangible Assets
The following table presents the change in goodwill for the three and nine months ended September 30, 2026, and September 30, 2025, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning of period	$118,345	$34,149	$34,149	$32,783
Acquired goodwill	—	—	84,196	—
Goodwill adjustment	—	—	—	1,366
Impairment	—	—	—	—

End of period	$118,345	$34,149	$118,345	$34,149
During the nine months ended September 30, 2026, the Company recorded $82.1 million associated with the LNKB Merger and $2.1 million of additional goodwill associated with the acquisition of Burke & Herbert Wealth Services, LLC, formerly known as Piedmont Wealth Management. See Note 16 — Business Combination to the consolidated financial statements for additional detail regarding the transaction with LNKB.
The Company performs the annual goodwill impairment test on September 30 every year. The Company completed its annual goodwill impairment test as of September 30, 2026 and concluded that goodwill was not impaired.
Other intangible assets consist of the core deposit intangible which is being amortized on an accelerated basis over its estimated useful life of 7 years. At the Closing Date of the LNKB Merger, the Company recorded $48.2 million of core deposit intangibles associated with the acquisition.
The gross carrying amount and accumulated amortization of core deposit intangibles for the three and nine months ended September 30, 2026, and September 30, 2025, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning of period	$80,754	$49,114	$41,747	$57,300
Core deposit intangible acquired	—	—	48,221	—
Amortization	(6,352)	(3,683)	(15,566)	(11,869)
Impairment	—	—	—	—

Total core deposit intangible	$74,402	$45,431	$74,402	$45,431
The Company reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Total amortization expense associated with intangible assets was $15.6 million for the nine months ended September 30, 2026.
Estimated amortization expense for future years is as follows (in thousands):

Estimated Amortization
Remaining three months ending, December 31, 2026	$6,230
2027	22,069
2028	17,668
2029	13,267
2030	8,866
Thereafter	6,302
Total	$74,402

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations, or assumptions regarding the future of the business, future plans and strategies, operational results, and other future conditions of the Company. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of our industry or our prospects, plans, financial position, or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events, or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Additionally, forward-looking statements speak only as of the date they are made; the Company does not assume any duty, does not undertake, and specifically disclaims any obligation to update such forward-looking statements, whether written or oral, that may be made from time to time, whether because of new information, future events, or otherwise, except as required by law. Furthermore, because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those indicated in or implied by such forward-looking statements because of a variety of factors, many of which are beyond the control of the Company. Further, factors identified herein are not necessarily all of the factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by any of the forward-looking statements. Other factors, including unknown or unpredictable factors, also could harm the Company. Accordingly, you should consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements made by the Company and not place undue reliance on forward-looking statements. The risks and uncertainties that could cause actual results to differ from those described in the forward-looking statements include, but are not limited to, the following: the possibility that the anticipated benefits of the LNKB Merger will not be realized when expected or at all, including as a result of the impact of, or problems arising from (if any), the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company does business; costs or difficulties associated with newly developed or acquired operations; the possibility that we may be unable to achieve expected synergies and operating efficiencies of the LNKB Merger within the expected timeframes or at all and to successfully integrate LNKB’s operations and those of the Company; that the integration of LNKB may be more difficult, time-consuming or costly than expected; revenues following the LNKB Merger may be lower than expected; the Company’s success in executing its business plans and strategies and managing the risks involved in the foregoing; risks related to the potential impact of global macroeconomic conditions and changes in general economic, political and market factors on the integration of LNKB or our operations generally (either nationally or locally in the areas in which we conduct, or will conduct, business), including inflation, changes in interest rates, market volatility and monetary fluctuations, and changes in federal government policies and practices, including the impact with respect to spending on industries concentrated in our market area, as well as the impact from tariffs on the markets we serve; increased competition; changes in consumer confidence and demand for financial services, including changes in consumer borrowing, repayment, investment, and deposit practices; changes in asset quality and credit risk; our ability to control costs and expenses; adverse developments in borrower industries or declines in real estate values; changes in and compliance with federal and state laws and regulations that pertain to our business and capital levels; our ability to raise capital as needed; the impact, extent and timing of technological changes; the effects of any cybersecurity breaches or events; the development and use of artificial intelligence (“AI”) in business processes, services, and products, including emerging external focus among regulators and other officials related to risks in connection with the development and use of AI; the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts and tensions, or public health events (such as pandemics), and of governmental and societal responses thereto; and the other factors discussed in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors in this Form 10-Q.
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
The Bank’s operations are conducted from its more than 100 branches and commercial loan offices across Delaware, Kentucky, Maryland, Virginia, West Virginia, and Pennsylvania. The Company’s branch locations accept business and consumer deposits from a diverse customer base. The Company’s deposit products include checking, savings, and term certificate accounts. The Company’s loan portfolio includes commercial and consumer loans, a substantial portion of which are secured by real estate.

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
As of September 30, 2026, we had total consolidated assets of $11.0 billion, gross loans of $8.1 billion, total deposits of $9.0 billion, and total shareholders’ equity of $1.2 billion. As of September 30, 2026, we had 1,030 full-time equivalent employees. None of our employees are covered by a collective bargaining agreement.
Merger with LINKBANCORP, Inc.
Effective on May 1, 2026, Burke & Herbert Financial Services Corp., a Virginia corporation, completed its previously announced merger with LNKB, pursuant to the LNKB Merger Agreement between Burke & Herbert and LNKB. See Note 1 — Nature of Business Activities and Significant Accounting Policies, in Notes to Consolidated Financial Statements for additional information regarding the LNKB Merger.

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
The Company is using a third-party developed model that produces an estimate of the allowance for credit losses as the lifetime expected credit losses of the loan portfolio. This model uses a remaining useful life or WARM method within defined contractual terms by federal call codes. The model forecasts charge-off rates by call codes using ordinary least squares (“OLS”) regression models that use macroeconomic variables to forecast the Company’s charge-off rates. These models are used to produce reasonable and supportable forecasts of charge-off rates. The macroeconomic variables utilized by the Company are sourced from third parties and include variables that meet defined criteria in forecasting credit losses for our loan portfolio. These variables include, but are not limited to such items as equity market conditions or interest rates, as well as to portfolio-specific indicators, such as those that pertain to the commercial real estate or to the residential loan portfolios. To review the integrity of the modeled output, Management validates the specific loan and macroeconomic data inputs.
The Company currently has set an initial reasonable and supportable forecast period of two years with a subsequent one-year input reversion period to the historical mean input forecast loss rates in the remaining or post-reversion periods of the modeled contractual terms. Based on management’s analysis, adjustments may be applied for additional factors impacting the risk of loss in the loan portfolio beyond information used to calculate reasonable and supportable forecasts and the subsequent reversion to historical loss information on collectively evaluated loans. As the quantitatively modeled forecasts reflect the use of the macroeconomic variable loss drivers, management may consider that an additional or reduced reserve is warranted through qualitative risk factors based on current and expected conditions, including those that utilize supplemental information relative to the macroeconomic variable loss drivers. Qualitative adjustments considered by management include the following: (i) management’s assessment of macroeconomic forecasts used in the model and how those forecasts align with management’s overall evaluation of current expected credit conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio, and external factors that may ultimately impact credit quality; and (iii) underwriting trends. The qualitative factors applied at September 30, 2026, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model exclusive of qualitative factors. Management reviews supplemental data sources including historical charge-off rates and data measuring other specific credit outcomes from its systems of record in supporting qualitative factors. However, qualitative factor evaluations are inherently imprecise and require significant management judgment.
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
The Bank continues to monitor its commercial real estate portfolio by reviewing various credit risk and concentration reports. The Bank’s exposure to CRE at September 30, 2026, was $4.0 billion, or 50.2%, of its gross loan portfolio, not including owner-occupied commercial real estate and acquisition, construction & development. CRE as a percent of total assets at September 30, 2026, was 36.7%, not including owner-occupied CRE and acquisition, construction & development. Including owner-occupied CRE and acquisition, construction & development, total exposure was $5.7 billion, or 70.3%, of our total gross loans and 51.3% of total assets at September 30, 2026.
Loan balances by portfolio segment amortized cost (in thousands) and by percentage of our total gross loan portfolio at September 30, 2026, were as follows:

	September 30, 2026
	Amortized Cost	Percentage
Commercial real estate	$4,047,546	50.2%
Owner-occupied commercial real estate	1,170,887	14.6
Acquisition, construction & development	441,463	5.5
Commercial & industrial	769,502	9.5
Single family residential (1-4 units)	1,588,541	19.7
Consumer non-real estate and other	44,028	0.5
Total gross loans	$8,061,967	100.0%
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
The tables below present the Bank’s commercial real estate, owner-occupied commercial real estate, and acquisition, construction & development portfolios by collateral type and geographic location as of September 30, 2026 (in thousands).

	Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	PA	DC	Other	Total	Percentage
Retail Real Estate	$429,887	$67,962	$140,261	$85,082	$40,927	$120,024	$884,143	21.8%
Multi-Family	278,755	92,776	124,857	109,914	100,564	42,891	749,757	18.5
Office Buildings/Condos	252,876	32,684	199,647	97,713	136,421	41,216	760,557	18.8
Hotels/Motels	98,356	45,041	141,244	40,630	24,435	63,448	413,154	10.2
Industrial/Warehouse	299,670	14,515	87,936	64,990	—	30,690	497,801	12.3
Self-Storage	53,825	21,696	7,012	12,864	—	47,342	142,739	3.5
Nursing-Assisted Living	40,955	—	2,913	258	—	2,052	46,178	1.1
Restaurants	13,198	2,205	17,926	2,751	5,080	4,804	45,964	1.1
Gas Stations	7,615	1,331	1,862	—	14,140	2,258	27,206	0.7
Child Care Facilities and Schools	59,332	233	288	—	32,500	8,825	101,178	2.5%
Other	151,706	9,849	106,577	75,775	16,195	18,767	378,869	9.4
Total	$1,686,175	$288,292	$830,523	$489,977	$370,262	$382,317	$4,047,546	100.0%

	Owner-Occupied Commercial Real Estate by Collateral Type and Geographic Location
	VA	WV	MD	PA	DC	Other	Total	Percentage
Office Buildings/Condos	$67,162	$27,730	$31,717	$32,655	$298	$19,470	$179,032	15.3%
Retail	52,945	29,671	48,717	2,413	—	33,834	167,580	14.3
Industrial/Warehouse	54,342	13,821	22,817	8,437	—	19,545	118,962	10.2
Gas Stations	25,625	8,969	4,241	10,626	—	4,272	53,733	4.6
Restaurants	12,677	7,429	41,990	9,038	—	14,978	86,112	7.4
Churches/Religious Organizations	17,671	7,090	8,627	13,545	219	1,778	48,930	4.2
Coal, oil, gas, and natural resource extraction	517	4,415	—	—	—	—	4,932	0.4
Private School	14,564	—	1,581	8,181	—	—	24,326	2.1
Other	150,280	18,067	135,417	140,603	2,178	40,735	487,280	41.6
Total	$395,783	$117,192	$295,107	$225,498	$2,695	$134,612	$1,170,887	100.0%

	Acquisition, Construction & Development by Collateral Type and Geographic Location
	VA	WV	MD	PA	DC	Other	Total	Percentage
Multi-Family	$34,938	$10,188	$—	$—	$—	$29,318	$74,444	16.9%
Land	96,750	16,021	23,797	22,161	535	15,832	175,096	39.7
Office Buildings/Condos	—	—	2,396	12,233	—	10,517	25,146	5.7
Self-Storage	5,423	—	24,293	4,855	—	—	34,571	7.8
Retail Real Estate	—	—	108	—	—	2,864	2,972	0.7
Residential For-Sale	4,429	512	1,724	1,120	—	23,879	31,664	7.2
Other	34,972	14,232	11,426	10,203	—	26,737	97,570	22.1
Total	$176,512	$40,953	$63,744	$50,572	$535	$109,147	$441,463	100.0%

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
The Bank believes its underwriting and monitoring standards for commercial real estate loans are sufficient to evaluate its loan portfolio and keep it from incurring significant losses. The largest concentration of the Bank’s commercial real estate loans, including owner-occupied commercial real estate and acquisition, construction & development, is in Virginia (approximately 39.9%), and the Bank does not have significant exposure to any economic areas of the country that are underperforming the national economy. Additionally, the Bank’s overall exposure to the “Office Building / Condo” collateral type is 17.0% of total commercial real estate loans, including owner-occupied commercial real estate and acquisition, construction & development. The Bank believes that the combined loan portfolio is well-diversified, generally seasoned, manageable, and will outperform the industry in terms of performance through the economic cycle; however, our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans. For further discussion see Part II, Item 1A. “Risk Factors”.
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

Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth. See Note 6 — Borrowed Funds and Note 10 — Commitments and Contingencies, in Notes to Consolidated Financial Statements for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.
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
As of September 30, 2026, and December 31, 2025, the Bank complied with all regulatory capital standards and qualifies as “well capitalized.” Note 8 — Regulatory Capital Matters in Notes to Consolidated Financial Statements contains additional discussion and analysis regarding the Company and the Bank’s regulatory capital requirements.
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
Supervision and Regulation Update
As a result of the LNKB Merger, the Company’s total consolidated assets exceeded $10.0 billion. As of September 30, 2026, total consolidated assets were $11.0 billion, compared to $7.9 billion as of December 31, 2025. The increase in the size of our assets will lead to additional scrutiny from governmental authorities. Banks with $10 billion or more in total assets are, among other things: examined directly by the Consumer Financial Protection Bureau (the “CFPB”) with respect to various federal consumer financial laws; subject to reduced dividends on any holdings of Federal Reserve Bank of Richmond common stock; subject to certain enhanced prudential standards, including the proprietary trading and covered fund restrictions of the Volcker Rule; subject to limits on interchange fees pursuant to Section 920 of the Electronic Funds Transfer Act (known as the Durbin Amendment); no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the Community Bank Leverage Ratio. Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, and the incurrence of significant expenses, which could have a significant adverse effect on the Company’s financial condition or results of operations.
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

Selected Financial Data
The following table contains selected historical consolidated financial data as of the dates and for the periods shown. The selected balance sheet data as of September 30, 2026, and September 30, 2025, and the selected income statement data for the three and nine months ended September 30, 2026, and September 30, 2025, have been derived from our consolidated financial statements included elsewhere in this Form 10-Q and in other filings we have submitted with the SEC and should be read in conjunction with the other information contained in this Form 10-Q.

			For the Period Ended September 30,
(In thousands, except ratios, share and per share data)			2026	2025
Selected Financial Condition Data:
Total assets			$11,034,393	$7,889,037
Total cash and cash equivalents			144,396	131,713
Total investment securities, at fair value			1,943,142	1,598,407
Net loans			7,969,494	5,491,875
Company-owned life insurance			270,917	182,980
Premises and equipment, net			148,370	136,117
Total deposits			8,955,635	6,412,052
Short-term borrowings			525,000	450,000
Total shareholders’ equity			1,153,744	822,231
Common shareholders’ equity			1,143,331	811,818

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2026	2025	2026	2025
Selected Operating Data:
Interest income	$154,724	$111,209	$397,167	$333,853
Interest expense	49,708	37,439	127,266	112,863
Net interest income	105,016	73,770	269,901	220,990
Provision for credit losses	703	262	2,094	1,387
Total non-interest income	14,722	11,585	41,424	34,485
Total non-interest expenses	74,477	48,092	219,364	147,061
Income before income taxes	44,558	37,001	89,867	107,027
Income tax expense	8,171	7,037	16,649	19,965
Preferred stock dividends	225	225	675	675
Net income applicable to common shares	36,162	29,739	72,543	86,387

Per Share Data:
Average shares of common stock outstanding, basic	20,183,227	15,021,852	17,897,770	14,999,230
Average shares of common stock outstanding, diluted	20,294,758	15,112,413	17,984,989	15,036,905
Total shares of common stock outstanding	20,193,639	15,028,524	20,193,639	15,028,524
Basic net income per common share	$1.79	$1.98	$4.05	$5.76
Diluted net income per common share	1.78	1.97	4.03	5.74
Dividends declared per common share	0.55	0.55	1.65	1.65
Common stock dividend payout ratio (1)	30.90%	27.92%	40.94%	28.75%
Book value per common share (at period end)	$56.62	$54.02	$56.62	$54.02

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2026	2025	2026	2025
Performance Ratios:
Annualized return on average assets	1.30%	1.50%	1.01%	1.47%
Annualized return on average common equity (2)	12.02	15.08	9.35	15.19
Interest rate spread (3)	3.58	3.48	3.56	3.52
Net interest margin FTE (non-GAAP) (4)	4.21	4.08	4.16	4.13
Efficiency ratio (5)	62.20	56.34	70.46	57.56

Capital Ratios:
Common equity tier 1 (CET 1) capital to risk-weighted assets	12.03%	12.79%	12.03%	12.79%
Total risk-based capital to risk-weighted assets	15.43	15.44	15.43	15.44
Tier 1 capital to risk-weighted assets	12.33	13.23	12.33	13.23
Tier 1 capital to average assets (leverage ratio)	10.35	10.71	10.35	10.71

Asset Quality Ratios:
Allowance coverage ratio	1.15%	1.22%	1.15%	1.22%
Allowance for credit losses as a percentage of non-performing loans	85.64	75.92	85.64	75.92
Net charge-offs to average outstanding loans during the period	0.04	0.00	0.06	0.05
Annualized net charge-offs to average outstanding loans during the period	0.14%	0.02%	0.08%	0.06%
Non-performing loans as a percentage of total loans	1.34	1.60	1.34	1.60
Non-performing assets as a percentage of total assets	1.00	1.16	1.00	1.16

Other Data:
Number of full-service branches	105	75	105	75
Number of full-time equivalent employees	1,030	829	1,030	829
(1) The dividend payout ratio represents per share dividends declared divided by diluted earnings per share.
(2) Return on average common equity computed using total average common equity for the period.
(3) The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(4) The net interest margin represents fully taxable-equivalent net interest income as a percent of average interest-earning assets for the period. Net interest margin on a fully taxable-equivalent basis is a non-GAAP financial measure; see “Results of Operations for the Nine Months Ended September 30, 2026, and September 30, 2025-Net Interest Income and Net Interest Margin” and “Results of Operations for the Three Months Ended September 30, 2026, and September 30, 2025-Net Interest Income and Net Interest Margin” for a reconciliation of FTE net interest income to GAAP net interest income and FTE net interest income.
(5) The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income.

Results of Operations for the Nine Months Ended September 30, 2026, and September 30, 2025
General
Net income applicable to common shares for the nine months ended September 30, 2026, was $72.5 million, compared to net income applicable to common shares of $86.4 million during the nine months ended September 30, 2025. The $13.8 million decrease in net income applicable to common shares was primarily the result of an increase in merger-related expenses, which totaled $42.9 million, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
Net interest income increased by $48.9 million to $269.9 million for the nine months ended September 30, 2026, compared to $221.0 million for the nine months ended September 30, 2025. The main driver for this increase was the impact of the LNKB Merger which resulted in an increase in the balance of interest-earning assets that exceeded the increase in interest-bearing liabilities.
For the nine months ended September 30, 2026, the Company recorded a provision for credit losses of $2.1 million compared to a provision of $1.4 million during the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the provision for off-balance sheet credit exposures was $1.2 million, compared to a recovery of $804.0 thousand for the nine months ended September 30, 2025.
Non-interest income increased by $6.9 million, or 20.1%, to $41.4 million for the nine months ended September 30, 2026, compared to $34.5 million for the nine months ended September 30, 2025. All categories of non-interest income increased except net gains on securities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in fiduciary and wealth management income was driven by the acquisition of Burke & Herbert Wealth Services, LLC, while increases in company-owned life insurance, service charges and fees, bank debit and other card revenue, and other non-interest income were driven by the LNKB Merger, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
Non-interest expense increased by $72.3 million, or 49.2%, to $219.4 million for the nine months ended September 30, 2026, compared to $147.1 million for the nine months ended September 30, 2025. The increase was primarily due to the effect of the LNKB Merger and included higher legal, consulting, audit, investment banking, software contract terminations, and change-in-control salary and benefit payments for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
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
Net interest income totaled $269.9 million for the nine months ended September 30, 2026, compared to $221.0 million for the nine months ended September 30, 2025. The $48.9 million increase in net interest income was primarily driven by the LNKB Merger and results reflecting higher average balances of interest-earning assets in excess of the higher average balances of interest-bearing liabilities. Accretion income associated with acquired loans totaled $25.4 million for the nine months ended September 30, 2026, compared to $31.2 million for the nine months ended September 30, 2025. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $4.4 million for the nine months ended September 30, 2026, compared to $5.0 million for the nine months ended September 30, 2025.

The tax-adjusted net interest margin was 4.16% for the nine months ended September 30, 2026, compared to 4.13% for the nine months ended September 30, 2025. The increase in tax-adjusted net interest margin primarily reflected higher volume in the loan portfolio, lower funding costs and higher yield and volume in the investment securities portfolio, partially offset by a decrease in the yield on the loan portfolio. Average loan balances increased primarily due to the LNKB Merger, while the total loan yield decreased to 6.63% from 6.87%, reflecting the addition of acquired loans and lower accretion income.
The yield for the taxable loan portfolio was 6.63% for the nine months ended September 30, 2026, compared to 6.87% for the nine months ended September 30, 2025. The decrease was primarily the result of an increase in the average balance of lower yielding taxable loans due to the LNKB Merger, as well as lower accretion income for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
The tax-adjusted yield on the total investment securities portfolio was 4.25% for the nine months ended September 30, 2026, compared to 3.89% for the nine months ended September 30, 2025. The increase was mainly due to higher yields through reinvestment in our securities portfolio as well as an increase in balances due to the LNKB Merger.
The rate on interest-bearing deposits decreased to 2.27% during the nine months ended September 30, 2026, from 2.44% during the nine months ended September 30, 2025. The decrease was primarily due to the LNKB Merger which resulted in an increase in lower rate deposits and decreases in interest rates across the different categories of deposit liabilities.
The rate on our short-term borrowings for the nine months ended September 30, 2026, was 3.65%, compared to 3.88% for the nine months ended September 30, 2025. The decrease was due to decreases in the Federal Funds Rate in the last quarter of 2025 and other short-term market rates and the addition of derivative swaps that decreased our cost of borrowing. The rate on our subordinated debt was 9.60% for the nine months ended September 30, 2026, compared to 9.65% for the nine months ended September 30, 2025.
The following table sets forth the major components of net interest income and the related yields and rates for the nine months ended September 30, 2026, and September 30, 2025, for comparison (dollars in thousands).

	For the Nine Months Ended September 30,
	2026			2025
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Loans, gross (1)(2)	$6,839,222	$338,913	6.63%	$5,620,915	$288,966	6.87%
Tax-exempt loans (1)(2)	4,157	200	6.43	3,766	172	6.11
Total loans	6,843,379	339,113	6.63	5,624,681	289,138	6.87
Interest-earning deposits and fed funds sold	86,183	2,363	3.67	74,409	2,625	4.72
Taxable AFS securities and other securities (3)	1,129,679	33,730	3.99	1,044,260	30,057	3.85
Tax-exempt AFS securities (3)(4)	808,663	27,852	4.60	515,385	15,277	3.96
Total securities	1,938,342	61,582	4.25	1,559,645	45,334	3.89
Total interest-earning assets	8,867,904	403,058	6.08	7,258,735	337,097	6.21
Non-interest-earning assets	782,376			582,280
Total assets	$9,650,280			$7,841,015

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$1,723,949			$1,354,074
Interest-bearing demand	2,667,928	40,032	2.01%	2,244,872	36,657	2.18%
Money market & savings	2,003,536	28,982	1.93	1,647,448	24,857	2.02
Brokered CDs & time deposits	1,396,204	33,999	3.26	1,187,100	31,054	3.50
Total interest-bearing deposits	6,067,668	103,013	2.27	5,079,420	92,568	2.44
Total deposits	7,791,617	103,013	1.77	6,433,494	92,568	1.92
Borrowings:
Short-term borrowings and other	560,702	15,317	3.65	416,265	12,088	3.88
Subordinated debt borrowings	124,446	8,936	9.60	113,708	8,207	9.65
Total interest-bearing liabilities	6,752,816	127,266	2.52	5,609,393	112,863	2.69
Non-interest-bearing liabilities	125,877			106,864
Equity	1,047,638			770,684
Total liabilities and equity	$9,650,280			$7,841,015

Taxable-equivalent net interest income /net interest spread (5)		275,792	3.56%		224,234	3.52%
Taxable-equivalent net interest margin (6)			4.16%			4.13%
Taxable-equivalent net adjustment		(5,891)			(3,244)
Net interest income		$269,901			$220,990
Net interest-earning assets	$2,115,088			$1,649,342
(1)Non-accrual loans are included in average loan balances.
(2)Loan fees are included in the calculation of interest income.
(3)Calculated based on fair value of investment securities.
(4)Yields and interest income on tax-exempt assets are computed on a taxable-equivalent basis assuming a 21% tax rate.
(5)The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average rate of interest-bearing liabilities for the period. Taxable-equivalent net interest income is a non-GAAP measure; see below for a reconciliation of FTE net interest income to GAAP net interest income.

(6)The net interest margin represents FTE net interest income as a percent of average interest-earning assets for the period. Net interest margin on a fully taxable-equivalent basis is a non-GAAP financial measure; see below for a reconciliation of FTE net interest income to GAAP net interest income and FTE net interest margin.
Taxable-equivalent net interest margin, as presented above, is calculated by dividing FTE net interest income by total average earning assets. Net interest income, on an FTE basis, is a non-GAAP financial measure that the Company believes provides a more accurate picture of the interest margin for comparative purposes. Management believes FTE net interest income is a standard practice in the banking industry, and when net interest income is adjusted on an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. FTE net interest income is calculated by adding the tax benefit on certain financial interest-earning assets, whose interest is tax-exempt, to total interest income then subtracting total interest expense. As a non-GAAP measure, FTE net interest income should not be considered as a substitute for the nearest comparable GAAP measure, net interest income. Net interest income shown elsewhere in this Form 10-Q is GAAP net interest income. The following table reconciles GAAP net interest income to FTE net interest income (in thousands).

	Nine Months Ended
	September 30, 2026	September 30, 2025
GAAP Financial Measurements
Interest income - Loans	$338,913	$288,966
Interest income - Tax-exempt loans	158	136
Interest income - Taxable AFS securities and other securities	31,358	27,852
Interest income - Tax-exempt AFS securities	22,003	12,069
Interest income - Other interest income	4,735	4,830
Total Interest Income	397,167	333,853

Interest expense - Deposits	103,013	92,568
Interest expense - Borrowed funds	15,204	12,009
Interest expense - Subordinated debt	8,936	8,207
Interest expense - Other	113	79
Total interest expense	127,266	112,863

Total net interest income	$269,901	$220,990

Non-GAAP Financial Measurements
Add: Tax benefit on tax-exempt interest income	$5,891	$3,244
Total tax benefit on tax-exempt interest income (1)	5,891	3,244
Tax-equivalent net interest income	$275,792	$224,234
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the nine months ended September 30, 2026, and September 30, 2025, are annualized using actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Nine Months Ended September 30, 2026 vs September 30, 2025
	Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
Income from the interest-earning assets:
Loans(1), gross	$62,259	$(12,284)	$49,975
AFS Securities and other securities (1)	11,029	5,219	16,248
Interest-bearing deposits and fed funds sold	416	(678)	(262)
Total interest income on interest-earning assets	73,704	(7,743)	65,961
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	6,767	(3,392)	3,375
Money market & savings	5,474	(1,349)	4,125
Brokered CDs & time deposits	5,451	(2,506)	2,945
Total interest expense on interest-bearing deposits	17,692	(7,247)	10,445
Borrowings
Short-term borrowings	4,194	(965)	3,229
Subordinated debt and other	745	(16)	729
Total borrowings	4,939	(981)	3,958
Total interest expense on interest-bearing liabilities	22,631	(8,228)	14,403
Taxable-equivalent net interest income	$51,073	$485	$51,558
(1)Yields and interest income on tax-exempt loans and securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $397.2 million for the nine months ended September 30, 2026, compared to $333.9 million for the nine months ended September 30, 2025, an increase of 19.0%. The increase in interest income was primarily due to the LNKB Merger and an increase in the balance of interest-earning assets, and higher rates on securities, partially offset by lower accretion income and lower rates on loans, when compared to the nine months ended September 30, 2025. Interest income on loans increased by $50.0 million and interest income on securities increased $13.4 million, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a higher volume of interest earning assets and higher reinvestment rates in our securities portfolio. Accretion income associated with acquired loans totaled $25.4 million for the nine months ended September 30, 2026, compared to $31.2 million for the nine months ended September 30, 2025.
Interest Expense
Total interest expense was $127.3 million for the nine months ended September 30, 2026, compared to $112.9 million for the nine months ended September 30, 2025. The increase in interest expense was due to results that reflect an increase in interest-bearing liabilities due to the LNKB Merger, partially offset by lower rates on interest-bearing liabilities. Interest expense on interest-bearing deposits increased by $10.4 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to higher balances of interest-bearing deposits resulting from the LNKB Merger. Interest on subordinated debt was $8.9 million for the nine months ended September 30, 2026, compared to $8.2 million for the nine months ended September 30, 2025. Interest expense on short-term borrowings totaled $15.2 million for the nine months ended September 30, 2026, compared to $12.0 million for the nine months ended September 30, 2025 primarily due to higher average balances of short-term borrowings. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $4.4 million for the nine months ended September 30, 2026, compared to $5.0 million for the nine months ended September 30, 2025.
Provision for Credit Losses
The total provision for credit losses was $2.1 million for the nine months ended September 30, 2026, compared to $1.4 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the provision for off-balance sheet credit exposures was $1.2 million, compared to a recovery of $804.0 thousand, for the nine months ended

September 30, 2025. See Note 4 — Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.
Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Fiduciary and wealth management	$9,674	$7,532	$2,142	28.4%
Service charges and fees	6,711	6,195	516	8.3
Net gains on securities	20	251	(231)	(92.0)
Income from company-owned life insurance	6,764	5,327	1,437	27.0
Bank debit and other card revenue	9,881	9,100	781	8.6
Other non-interest income	8,374	6,080	2,294	37.7
Total	$41,424	$34,485	$6,939	20.1%
Non-interest income increased 20.1% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. All categories of non-interest income increased except net gains on securities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increases in service charges and fees, income from company-owned life insurance, bank debit and other card revenue, and other non-interest income were driven by the LNKB Merger, while the increase in fiduciary and wealth management income was driven by the acquisition of Burke & Herbert Wealth Services, LLC.
The largest dollar increase was a $2.3 million increase in other non-interest income for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven by increases in the utilization of services and fees in other non-interest income categories. The $2.1 million increase in fiduciary and wealth management income was driven by the acquisition of Burke & Herbert Wealth Services, LLC, organic growth in our wealth management business and increased portfolio performance for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Net gains on securities decreased $231.0 thousand, primarily driven by lower gains recognized on sales in our AFS securities portfolio for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Nine months ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Salaries and wages	$95,607	$63,109	$32,498	51.5%
Pensions and other employee benefits	17,386	13,632	3,754	27.5
Occupancy	15,622	11,045	4,577	41.4
Equipment rentals, depreciation and maintenance	16,507	12,092	4,415	36.5
Core deposit intangible amortization	15,566	11,869	3,697	31.1
ATM, card, and network expense	4,322	3,646	676	18.5
FDIC and other regulatory assessments	3,914	2,978	936	31.4
Other operating	50,440	28,690	21,750	75.8
Total	$219,364	$147,061	$72,303	49.2%
Non-interest expense increased $72.3 million, or 49.2%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Increases were noted in every non-interest expense category and were driven by the effect of the LNKB Merger and merger expenses which included higher legal, consulting, audit, investment banking, software contract terminations, and change-in-control salary and benefit payments for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The largest dollar increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was $32.5 million for salaries and wages, mostly driven by change-in-control salary and benefit payments and a larger company-wide headcount due to the LNKB Merger. See Note 13 — Other Operating Expense in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $16.6 million for the nine months ended September 30, 2026, a decrease of $3.3 million from income tax expense for the nine months ended September 30, 2025. The decrease was due to the decrease in income before income taxes for the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the effective tax rate was 18.5%, while the effective tax rate was 18.7% for the nine months ended September 30, 2025.

Results of Operations for the Three Months Ended September 30, 2026, and September 30, 2025
General
Net income applicable to common shares for the three months ended September 30, 2026, was $36.2 million, compared to net income applicable to common shares of $29.7 million during the three months ended September 30, 2025. The $6.4 million increase in net income applicable to common shares was primarily the result of an increase in net interest income for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, including a full quarter impact of the LNKB Merger.
Net interest income increased by $31.2 million to $105.0 million for the three months ended September 30, 2026, compared to $73.8 million for the three months ended September 30, 2025. The main driver for this increase was the impact of the LNKB Merger which resulted in an increase in the balance of interest-earning assets, in excess of the increase in interest-bearing liabilities.
For the three months ended September 30, 2026, the Company recorded a provision for credit losses of $703.0 thousand compared to a provision of $262.0 thousand, which was a small increase compared to the three months ended September 30, 2025. For the three months ended September 30, 2026, the Company recorded a recovery for off-balance sheet credit exposures of $790.0 thousand, compared to a recovery of $312.0 thousand for the three months ended September 30, 2025.
Non-interest income increased by $3.1 million, or 27.1%, to $14.7 million for the three months ended September 30, 2026, compared to $11.6 million for the three months ended September 30, 2025. All categories of non-interest income increased except net gains on securities, primarily due to the impact of the LNKB Merger, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Non-interest expense increased by $26.4 million, or 54.9%, to $74.5 million for the three months ended September 30, 2026, as compared to $48.1 million for the three months ended September 30, 2025. The increase was primarily driven by higher operating expenses associated with the larger organization resulting from the LNKB Merger, as well as merger-related expenses incurred for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
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
Net interest income totaled $105.0 million for the three months ended September 30, 2026, compared to $73.8 million for the three months ended September 30, 2025. The increase in net interest income was primarily driven by the LNKB Merger, which resulted in higher average balances of interest-earning assets that exceeded the increase in interest-bearing liabilities. Accretion income associated with acquired loans totaled $9.3 million for the three months ended September 30, 2026, compared to $8.2 million for the three months ended September 30, 2025. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $1.5 million for the three months ended September 30, 2026, compared to $1.4 million for the three months ended September 30, 2025.
The tax-adjusted net interest margin was 4.21% for the three months ended September 30, 2026, compared to 4.08% for the three months ended September 30, 2025. The increase in tax-adjusted net interest margin was primarily driven by the LNKB Merger and growth in average interest-earning assets that outpaced interest-bearing liabilities. While loan yields experienced downward pressure, overall earning asset yields improved due to an optimized asset mix and higher relative yields within the securities portfolio, which combined with reduced funding costs to expand the net interest spread when compared to the three months ended September 30, 2025.
The yield for the taxable loan portfolio was 6.69% for the three months ended September 30, 2026, compared to 6.76% for the three months ended September 30, 2025. The decrease primarily reflected the addition of lower yielding loans acquired in the LNKB Merger and changes in the composition of the loan portfolio, partially offset by an increase in accretion income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
The tax-adjusted yield on the total investment securities portfolio was 4.27% for the three months ended September 30, 2026, compared to 3.97% for the three months ended September 30, 2025. The increase was due to higher yields in our investment portfolio as well as an increase in balances due to the LNKB Merger for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
The rate on interest-bearing deposits decreased to 2.36% during the three months ended September 30, 2026, from 2.37% during the three months ended September 30, 2025. The slight decrease primarily reflected changes in deposit mix following the LNKB Merger and lower rate deposits across certain deposit categories.
The rate on our short-term borrowings for the three months ended September 30, 2026, was 3.55%, compared to 3.85% for the three months ended September 30, 2025. The decrease was due to decreases in the Federal Funds Rate in the last quarter of 2025 and other short-term market rates and the addition of derivative swaps that decreased our cost of borrowing. The rate on our subordinated debt was 9.49% for the three months ended September 30, 2026, compared to 9.49% for the three months ended September 30, 2025.
The following table sets forth the major components of net interest income and the related yields and rates for the three months ended September 30, 2026, and September 30, 2025, for comparison (dollars in thousands).

	For the Three Months Ended September 30,
	2026			2025
	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate	Average Outstanding Balance	Interest Income/Expense	Average Yield / Rate

Assets:
Loans, gross (1)(2)	$7,951,809	$134,060	6.69%	$5,584,315	$95,132	6.76%
Tax-exempt loans (1)(2)	5,047	80	6.29	3,511	60	6.78
Total loans	7,956,856	134,140	6.69	5,587,826	95,192	6.76
Interest-earning deposits and fed funds sold	118,138	1,057	3.55	100,445	1,095	4.33
Taxable AFS securities and other securities (3)	1,123,098	11,228	3.97	1,034,136	10,071	3.86
Tax-exempt AFS securities (3)(4)	896,752	10,527	4.66	586,129	6,156	4.17
Total securities	2,019,850	21,755	4.27	1,620,265	16,227	3.97
Total interest-earning assets	10,094,844	156,952	6.17	7,308,536	112,514	6.11
Non-interest-earning assets	899,931			582,393
Total assets	$10,994,775			$7,890,929

Liabilities and shareholders’ equity:
Deposits:
Non-interest-bearing demand	$2,029,261			$1,338,188
Interest-bearing demand	3,002,772	15,677	2.07%	2,278,587	12,522	2.18%
Money market & savings	2,223,150	11,171	1.99	1,660,401	8,452	2.02
Brokered CDs & time deposits	1,715,509	14,427	3.34	1,135,546	9,312	3.25
Total interest-bearing deposits	6,941,431	41,275	2.36	5,074,534	30,286	2.37
Total deposits	8,970,692	41,275	1.83	6,412,722	30,286	1.87
Borrowings:
Short-term borrowings and other	531,335	4,756	3.55	453,486	4,405	3.85
Subordinated debt borrowings	153,724	3,677	9.49	114,900	2,748	9.49
Total interest-bearing liabilities	7,626,490	49,708	2.59	5,642,920	37,439	2.63
Non-interest-bearing liabilities	135,360			116,831
Equity	1,203,664			792,990
Total liabilities and equity	$10,994,775			$7,890,929

Taxable-equivalent net interest income /net interest spread (5)		107,244	3.58%		75,075	3.48%
Taxable-equivalent net interest margin (6)			4.21%			4.08%
Taxable-equivalent net adjustment		(2,228)			(1,305)
Net interest income		$105,016			$73,770
Net interest-earning assets	$2,468,354			$1,665,616
(1)Non-accrual loans are included in average loan balances.
(2)Loan fees are included in the calculation of interest income.
(3)Calculated based on fair value of investment securities.
(4)Yields and interest income on tax-exempt assets are computed on a taxable-equivalent basis assuming a 21% tax rate.
(5)The interest rate spread represents the difference between the fully taxable-equivalent weighted-average yield on interest-earning assets and the weighted-average rate of interest-bearing liabilities for the period. Taxable-equivalent net interest income is a non-GAAP measure; see below for a reconciliation of FTE net interest income to GAAP net interest income.

(6)The net interest margin represents FTE net interest income as a percent of average interest-earning assets for the period. Net interest margin on a fully taxable-equivalent basis is a non-GAAP financial measure; see below for a reconciliation of FTE net interest income to GAAP net interest income and FTE net interest margin.
Taxable-equivalent net interest margin, as presented above, is calculated by dividing FTE net interest income by total average earning assets. Net interest income, on an FTE basis, is a non-GAAP financial measure that the Company believes provides a more accurate picture of the interest margin for comparative purposes. Management believes FTE net interest income is a standard practice in the banking industry, and when net interest income is adjusted on an FTE basis, yields on taxable, nontaxable, and partially taxable assets are comparable; however, the adjustment to an FTE basis has no impact on net income. FTE net interest income is calculated by adding the tax benefit on certain financial interest-earning assets, whose interest is tax-exempt, to total interest income then subtracting total interest expense. As a non-GAAP measure, FTE net interest income should not be considered as a substitute for the nearest comparable GAAP measure, net interest income. Net interest income shown elsewhere in this Form 10-Q is GAAP net interest income. The following table reconciles GAAP net interest income to FTE net interest income (in thousands).

	Three Months Ended
	September 30, 2026	September 30, 2025
GAAP Financial Measurements
Interest income - Loans	$134,060	$95,132
Interest income - Tax-exempt loans	63	47
Interest income - Taxable AFS securities and other securities	10,271	9,062
Interest income - Tax-exempt AFS securities	8,316	4,863
Interest income - Other interest income	2,014	2,105
Total Interest Income	154,724	111,209

Interest expense - Deposits	41,275	30,286
Interest expense - Borrowed funds	4,717	4,379
Interest expense - Subordinated debt	3,677	2,748
Interest expense - Other	39	26
Total interest expense	49,708	37,439

Total net interest income	$105,016	$73,770

Non-GAAP Financial Measurements
Add: Tax benefit on tax-exempt interest income	$2,228	$1,305
Total tax benefit on tax-exempt interest income (1)	2,228	1,305
Tax-equivalent net interest income	$107,244	$75,075
(1)Tax benefit was calculated using the federal statutory tax rate of 21%.
Yield/Rate and Volume Analysis
The following table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Interest income and interest expense for the three months ended September 30, 2026, and September 30, 2025, are annualized using actual days over calendar year method. Volume variances are equal to the increase or decrease in average balance multiplied by current period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance and are allocated to the volume variance. See table below (in thousands).

	Three Months Ended September 30, 2026 vs September 30, 2025
	Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change
Income from the interest-earning assets:
Loans(1), gross	$40,352	$(1,404)	$38,948
AFS Securities and other securities (1)	4,001	1,527	5,528
Interest-bearing deposits and fed funds sold	193	(231)	(38)
Total interest income on interest-earning assets	44,546	(108)	44,438
Expense from the interest-bearing liabilities:
Interest-bearing demand deposits	3,988	(833)	3,155
Money market & savings	2,887	(168)	2,719
Brokered CDs & time deposits	4,726	389	5,115
Total interest expense on interest-bearing deposits	11,601	(612)	10,989
Borrowings
Short-term borrowings	753	(402)	351
Subordinated debt and other	929	—	929
Total borrowings	1,682	(402)	1,280
Total interest expense on interest-bearing liabilities	13,283	(1,014)	12,269
Taxable-equivalent net interest income	$31,263	$906	$32,169
(1)Yields and interest income on tax-exempt loans and securities have been computed on a taxable-equivalent basis.
Interest Income
Total interest income was $154.7 million for the three months ended September 30, 2026, compared to $111.2 million for the three months ended September 30, 2025, an increase of 39.1%. The increase in interest income was primarily due to the LNKB Merger and an increase in the balance of interest-earning assets. Interest income on loans increased by $38.9 million and interest income on securities increased $4.7 million, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the LNKB Merger. Accretion income associated with acquired loans totaled $9.3 million for the three months ended September 30, 2026, compared to $8.2 million for the three months ended September 30, 2025.
Interest Expense
Total interest expense was $49.7 million for the three months ended September 30, 2026, compared to $37.4 million for the three months ended September 30, 2025. The increase in interest expense was primarily attributable to higher interest-bearing liabilities resulting from the LNKB Merger, partially offset by lower rates. Interest expense on interest-bearing deposits increased by $11.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to higher balances from the LNKB Merger and an increase in deposit gathering. Interest on subordinated debt was $3.7 million for the three months ended September 30, 2026, compared to $2.7 million for the three months ended September 30, 2025. Interest expense on short-term borrowings totaled $4.7 million for the three months ended September 30, 2026, compared to $4.4 million for the three months ended September 30, 2025, due to higher average balances. Amortization expense associated with fair value marks for time deposits, subordinated debt, and trust preferred securities totaled $1.5 million for the three months ended September 30, 2026, compared to $1.4 million for the three months ended September 30, 2025.
Provision for (Recapture of) Credit Losses
The total provision for credit losses was $703.0 thousand for the three months ended September 30, 2026, which was an increase compared to a provision of $262.0 thousand for the three months ended September 30, 2025. For the three months ended September 30, 2026, the recovery for off-balance sheet credit exposures was $790.0 thousand, compared to a recovery of $312.0 thousand for the three months ended September 30, 2025. See Note 4 — Allowance for Credit Losses in Notes to Consolidated Financial Statements for further information.

Non-interest Income
The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Three months ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Fiduciary and wealth management	$3,347	$2,664	$683	25.6%
Service charges and fees	2,570	2,070	500	24.2
Net gains on securities	89	212	(123)	(58.0)
Income from company-owned life insurance	2,078	1,152	926	80.4
Bank debit and other card revenue	3,625	3,192	433	13.6
Other non-interest income	3,013	2,295	718	31.3
Total	$14,722	$11,585	$3,137	27.1%
Non-interest income increased 27.1% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The largest dollar and percentage increase was a $926.0 thousand increase in income from company-owned life insurance for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was driven by an increase in the cash surrender value of the underlying insurance policies for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Increases in fiduciary and wealth management, service charges and fees, bank debit and other card revenue, and other non-interest income exceeded the decline in net gains on securities for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The fiduciary and wealth management increase was driven by the acquisition of Burke & Herbert Wealth Services, LLC and increased wealth and fiduciary services performance, while net gains on securities decreased due to lower gains recognized on sales of AFS securities.
Non-interest Expense
The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Three months ended September 30,		Increase (Decrease)
	2026	2025	Amount	Percent
Salaries and wages	$32,816	$20,848	$11,968	57.4%
Pensions and other employee benefits	6,229	4,429	1,800	40.6
Occupancy	4,941	3,479	1,462	42.0
Equipment rentals, depreciation and maintenance	5,385	3,908	1,477	37.8
Core deposit intangible amortization	6,352	3,683	2,669	72.5
ATM, card, and network expense	1,799	1,200	599	49.9
FDIC and other regulatory assessments	1,198	976	222	22.7
Other operating	15,757	9,569	6,188	64.7
Total	$74,477	$48,092	$26,385	54.9%
Non-interest expense increased $26.4 million, or 54.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by higher operating expenses associated with the larger organization resulting from the LNKB Merger, as well as merger-related expenses of $9.1 million incurred during the quarter. The largest dollar increase for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was $12.0 million for salaries and wages, mostly driven by a higher company-wide headcount following the LNKB Merger. See Note 13 — Other Operating Expense in Notes to Consolidated Financial Statements for further information on “Other” non-interest expense.
Income Tax Expense
Income tax expense was $8.2 million for the three months ended September 30, 2026, an increase of $1.1 million from the tax expense of $7.0 million for the three months ended September 30, 2025. The increase was due to the increase in income before income taxes for the three months ended September 30, 2026, when compared to the three months ended September 30, 2025. For the three months ended September 30, 2026, the effective tax rate was 18.3%, while the effective tax rate was 19.0% for the three months ended September 30, 2025.

Analysis of Financial Condition for the Period Ended September 30, 2026, and December 31, 2025
Assets increased by $3.1 billion to $11.0 billion as of September 30, 2026, compared to $7.9 billion as of December 31, 2025. Loans, net of ACL, increased by $2.6 billion from $5.3 billion as of December 31, 2025, to $8.0 billion as of September 30, 2026. Deposits increased by $2.6 billion and amounted to $9.0 billion at September 30, 2026, compared to $6.4 billion at December 31, 2025. The increases in these totals are primarily due to the LNKB Merger. Refer to Note 16 — Business Combination in the Notes to the Consolidated Financial Statements for further information regarding assets and liabilities acquired and assumed.
Short-term borrowings increased by $75.0 million to $525.0 million as of September 30, 2026, compared to $450.0 million at December 31, 2025. Subordinated debt and subordinated debt owed to unconsolidated subsidiary trusts, increased by $163.9 million to $251.4 million at September 30, 2026, from $87.5 million at December 31, 2025. The increase primarily reflected the issuance of $100.0 million fixed-to-floating rate subordinated notes on September 30, 2026, and approximately $62.1 million of subordinated debt assumed in the LNKB Merger, as adjusted for purchase accounting and discount accretion. See Note 6 — Borrowed Funds in Notes to Consolidated Financial Statements for further discussion of subordinated debt.
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
Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio is comprised of obligations of states and municipalities and residential mortgage-backed securities. During the nine months ended September 30, 2026, the unrealized losses on our holdings increased $105.2 million from December 31, 2025.
The Company determined that the declines in market value were due to increases in interest rates and market movements and not due to credit factors. Therefore, the Company has concluded that the unrealized losses for the AFS securities do not require an ACL at September 30, 2026, or at December 31, 2025.
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

The following tables reflect the amortized cost and fair market values for the total portfolio for each category of investment for September 30, 2026, and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$182,466	$1	$10,560	$171,907
Obligations of states and municipalities	1,219,429	1	132,969	1,086,461
Residential mortgage backed - agency	85,389	1	5,105	80,285
Residential mortgage backed - non-agency	391,819	244	20,084	371,979
Commercial mortgage backed - agency	71,860	16	3,295	68,581
Commercial mortgage backed - non-agency	86,665	—	4,208	82,457
Asset-backed	45,266	115	546	44,835
Other	37,320	246	929	36,637
Total	$2,120,214	$624	$177,696	$1,943,142

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. Treasuries and government agencies	$159,088	$—	$8,964	$150,124
Obligations of states and municipalities	977,104	5,414	59,944	922,574
Residential mortgage backed - agency	57,731	464	2,810	55,385
Residential mortgage backed - non-agency	221,443	1,860	5,211	218,092
Commercial mortgage backed - agency	74,253	250	607	73,896
Commercial mortgage backed - non-agency	112,082	584	1,557	111,109
Asset-backed	53,954	89	577	53,466
Other	32,162	158	1,012	31,308
Total	$1,687,817	$8,819	$80,682	$1,615,954
The investment maturity table below summarizes contractual maturities for our investment securities at September 30, 2026. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The overall weighted average duration of the Company’s investment portfolio is 4.6 years at September 30, 2026. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	September 30, 2026
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities Available-for-Sale
U.S. Treasuries and government agencies	$—	—%	$182,466	1.83%	$—	—%	$—	—%	$182,466	1.83%
Obligations of states and municipalities	1,539	3.80	140,652	2.33	403,950	3.27	673,288	3.70	1,219,429	3.40
Residential mortgage backed - agency	326	4.07	37,249	4.57	27,188	2.89	20,626	4.54	85,389	4.03
Residential mortgage backed - non-agency	2,361	4.57	172,544	4.54	209,280	4.52	7,634	4.92	391,819	4.54
Commercial mortgage backed - agency	1,056	3.73	26,560	4.12	44,244	4.93	—	—	71,860	4.61
Commercial mortgage backed - non-agency	2,863	5.23	57,838	4.48	25,964	4.90	—	—	86,665	4.63
Asset-backed	5,499	6.28	25,799	4.59	13,968	4.51	—	—	45,266	4.77
Other	—	—	9,604	4.59	18,560	6.70	9,156	9.52	37,320	6.85
Total	$13,644	5.23%	$652,712	3.29%	$743,154	3.88%	$710,704	3.81%	$2,120,214	3.68%

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
The following tables set forth the composition of our loan portfolio as of the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Commercial real estate	$4,047,546	$2,769,287
Owner-occupied commercial real estate	1,170,887	593,120
Acquisition, construction & development	441,463	386,870
Commercial & industrial	769,502	461,921
Single family residential (1-4 units)	1,588,541	1,127,684
Consumer non-real estate and other	44,028	48,794
Loans, gross	8,061,967	5,387,676
Allowance for credit losses	(92,473)	(67,823)
Loans, net	$7,969,494	$5,319,853
The loan portfolio, excluding ACL, at September 30, 2026, increased by $2.7 billion from December 31, 2025, primarily due to the completion of the LNKB Merger.
The following table shows the maturity distribution for total loans outstanding as of September 30, 2026. The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balance of loans is indicated by both fixed and floating rate categories in the table below (in thousands).

	September 30, 2026
	Within One Year		One Year to Five Years		Five Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
Loans:
Commercial real estate	$365,012	$164,255	$1,318,807	$905,196	$269,107	$662,095	$120,288	$242,786	$4,047,546
Owner-occupied commercial real estate	36,723	15,669	269,452	134,449	145,917	404,155	62,159	102,363	1,170,887
Acquisition, construction & development	48,291	109,855	24,604	108,133	29,719	89,931	7,824	23,106	441,463
Commercial & industrial	24,760	132,885	195,746	191,911	54,989	62,847	22,795	83,569	769,502
Total commercial loans	474,786	422,664	1,808,609	1,339,689	499,732	1,219,028	213,066	451,824	6,429,398
Single family residential (1-4 units)	51,372	19,067	109,028	36,544	93,020	156,036	555,146	568,328	1,588,541
Consumer non-real estate and other	3,140	203	21,716	1,647	10,487	3,155	443	3,237	44,028
Total loans	$529,298	$441,934	$1,939,353	$1,377,880	$603,239	$1,378,219	$768,655	$1,023,389	$8,061,967
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
The Company’s asset quality metrics remain within the Company’s risk profile with adequate reserve coverage. Driven primarily by the LNKB Merger, the Company’s non-accrual loan balances increased by $14.6 million from December 31, 2025, while the Company’s loans 90 days past due and still accruing increased $19.2 million from December 31, 2025. Primarily due to the LNKB Merger, the Company’s non-performing assets, which includes non-performing loans consisting of non-accrual loans, loans that are more than 90 days past due and still accruing, and other real estate owned as of September 30, 2026, totaled $110.9 million, an increase of $33.9 million from $76.9 million at December 31, 2025. During the third quarter of 2026, non-performing loans increased $12.7 million to $108.0 million. The increase was concentrated in a limited number of isolated credits and does not reflect broad-based deterioration in the loan portfolio. Management does not currently expect these credits to result in material charge-offs.
The following table summarizes the Company’s non-performing assets as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Non-accrual loans	$85,163	$70,613
90 days past due and still accruing	22,817	3,623
Total non-performing loans	107,980	74,236

Other real estate owned	2,873	2,689

Total non-performing assets	$110,853	$76,925
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
The Company recorded a total provision expense of $703.0 thousand and $262.0 thousand for the three months ended September 30, 2026, and September 30, 2025, respectively, and a total provision expense of $2.1 million and $1.4 million for the nine months ended September 30, 2026, and September 30, 2025, respectively. During the nine months ended September 30, 2026, the Company established a $28.5 million allowance for acquired loans through the CECL gross-up approach, consisting of $23.2 million for PSL loans and $5.3 million for PCD loans. This allowance for acquired PSL and PCD loans did not result in an additional provision expense for the nine months ended September 30, 2026.
Gross charged-off loans were $3.2 million and $519.0 thousand for the three months ended September 30, 2026, and September 30, 2025, respectively and $5.2 million and $3.5 million for the nine months ended September 30, 2026, and September 30, 2025, respectively. Gross recoveries totaled $373.4 thousand and $293.0 thousand for the three months ended September 30, 2026, and September 30, 2025, respectively and $1.1 million and $856.0 thousand for the nine months ended September 30, 2026, and September 30, 2025, respectively. The ACL as a percentage of gross loans, net of unearned income, was 1.15% and 1.22% as of September 30, 2026, and September 30, 2025, respectively.

The following table summarizes the changes in the Company’s credit loss experience by portfolio for the three and nine months ended September 30, 2026, and 2025 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Loans outstanding at end of period	$8,061,967	$5,559,479	$8,061,967	$5,559,479
Balance of allowance at beginning of period	(94,470)	(67,256)	(67,823)	(68,040)
Allowance established for acquired loans	—	—	(28,507)	—
Write-off of grossed up loans	625	—	625	—
Loans charged-off:
Commercial real estate	2,068	—	2,168	116
Owner-occupied commercial real estate	—	—	65	1,100
Acquisition, construction & development	43	—	43	1
Commercial & industrial	742	26	1,000	223
Residential	1	171	66	208
Consumer non-real estate and other	384	322	1,819	1,835
Total loans charged-off	3,238	519	5,161	3,483
Recoveries of loans charged-off:
Commercial real estate	(16)	(6)	(28)	(38)
Owner-occupied commercial real estate	—	(20)	(1)	(30)
Acquisition, construction & development	(1)	—	(2)	(1)
Commercial & industrial	(28)	(10)	(53)	(35)
Residential	(102)	(96)	(252)	(217)
Consumer non-real estate and other	(226)	(161)	(720)	(535)
Total recoveries of loans charged-off	(373)	(293)	(1,056)	(856)
Net loan charge-offs (recoveries)	2,865	226	4,105	2,627
(Provision for) recapture of credit losses for the period	(1,493)	(574)	(873)	(2,191)
Ending allowance	$(92,473)	$(67,604)	$(92,473)	$(67,604)

Average loans outstanding during the period	$7,956,856	$5,587,826	$6,843,379	$5,624,681
Allowance coverage ratio (1)	1.15%	1.22%	1.15%	1.22%
Net charge-offs to average outstanding loans during the period (2)	0.04	0.00	0.06	0.05
Allowance for credit losses as a percentage of non-performing loans (3)	85.64	75.92	85.64	75.92
(1)The allowance coverage ratio is calculated by dividing the ACL at the end of the period by gross loans, net of unearned income at the end of the period.
(2)The Net charge-offs to average outstanding loans during the period is calculated by dividing total net loan charge-offs (recoveries) during the period by average gross loans outstanding during the period.
(3)The Allowance for credit losses as a percentage of non-performing loans ratio is calculated by dividing the ACL at the end of the period by non-accrual loans and loans 90 days past due and still accruing at the end of the period.

The following table summarizes the ACL by portfolio with a comparison of the percentage composition in relation to total ACL and allowance for credit losses and total loans as of September 30, 2026, and December 31, 2025 (dollars in thousands).

	September 30, 2026
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated ACL	Percent of Loans in Each Category to Total Loans
Commercial real estate	$34,634	37.45%	50.21%
Owner-occupied commercial real estate	15,579	16.85	14.52
Acquisition, construction & development	8,716	9.43	5.48
Commercial & industrial	12,051	13.03	9.54
Residential	20,760	22.45	19.70
Consumer non-real estate and other	733	0.79	0.55
Total	$92,473	100.00%	100.00%

	December 31, 2025
	Allowance for credit losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Commercial real estate	$26,190	38.62%	51.40%
Owner-occupied commercial real estate	2,760	4.07	11.01
Acquisition, construction & development	17,221	25.39	7.18
Commercial & industrial	8,227	12.13	8.57
Residential	12,536	18.48	20.93
Consumer non-real estate and other	889	1.31	0.91
Total	$67,823	100.00%	100.00%
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
As of September 30, 2026, the Company has available unused borrowing capacity of $4.6 billion through its available lines of credit with the FHLB of Atlanta, the Federal Reserve Borrower-In-Custody Program line, and unsecured federal fund lines of credit from correspondent banking relationships. Advances on credit lines are secured by both securities and loans.
The following table shows certain information regarding short-term borrowings as of September 30, 2026, and December 31, 2025, respectively (dollars in thousands):

Balance at end of period	September 30, 2026	December 31, 2025
Short-term borrowings	$525,000	$450,000
Weighted average interest rate at end of period	3.88%	3.75%
The following table shows certain information regarding long-term debt as of September 30, 2026, and December 31, 2025, respectively (dollars in thousands):

Balance at end of period	September 30, 2026	December 31, 2025
Subordinated debentures, net	$233,935	$70,222
Subordinated debentures owed to unconsolidated subsidiary trusts, net	17,458	17,268
Total long-term debt	$251,393	$87,490

Weighted average interest rate at end of period	5.92%	3.25%
Deposits
Total deposits increased by $2.6 billion from December 31, 2025, to September 30, 2026, primarily as a result of the LNKB Merger and an increase in brokered deposits of $56.3 million. The Company’s brokered time deposits amounted to $120.7 million as of September 30, 2026, and $64.4 million at December 31, 2025. All of the Company’s brokered deposits are in the form of certificates of deposits that are insured by the FDIC. Excluding the brokered deposit balance, the total deposit balance increased by $2.5 billion from December 31, 2025 to September 30, 2026.
The following table sets forth the balance of each category of deposits as of the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
	Balance	Balance
Demand, non-interest-bearing	$2,015,942	$1,336,380
Demand, interest-bearing	3,034,335	2,330,181
Money market and savings	2,225,792	1,665,304
Brokered deposits	120,717	64,410
Time deposits, other	1,558,849	1,007,666
Total interest-bearing	6,939,693	5,067,561
Total deposits	$8,955,635	$6,403,941
The Company continues to seek organic growth in both interest-bearing and non-interest-bearing deposits consistent with our relationship-based strategy. Management evaluates its utilization of brokered deposits, taking into consideration the interest rate curve and regulatory views on non-core funding sources, and balances this funding source with its funding needs based on growth initiatives.
The Company’s estimated uninsured deposits, which represent the portion of deposit accounts that exceed the FDIC insurance limit of $250,000, were $3.3 billion and $2.1 billion at September 30, 2026, and December 31, 2025, respectively. These amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The Company does not have material deposit concentration risk to any significant market, industry or individual at September 30, 2026 or December 31, 2025.

The following table sets forth maturity ranges of time deposits as of September 30, 2026, that meet or exceed the FDIC insurance limit (in thousands).

September 30, 2026
Due within 3 months or less	$152,924
Due after 3 months and within 6 months	111,771
Due after 6 months and within 12 months	117,469
Due after 12 months	78,148
Total uninsured, time deposits	$460,312
Shareholders’ Equity
Total shareholders’ equity at September 30, 2026, was $1.2 billion, compared to $854.6 million at December 31, 2025. Shareholders’ equity increased by $299.1 million mostly due to common stock issuances from the LNKB Merger since December 31, 2025. Retained earnings increased by $41.7 million from December 31, 2025, to September 30, 2026, primarily due to net income attributable to common shareholders of $72.5 million which was partially offset by dividends to common shareholders of $30.5 million.

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
The overall impact of changes in interest rates, including, but not limited to, the impact to our net interest income and to our securities portfolio, can be enhanced or diluted depending on the variability of interest rates. From time to time, the Company may hedge its interest rate risk position, which can impact earnings. We generally do not hedge all of our interest rate risk, nor can we guarantee that any attempts to hedge some or all of our interest rate risk will be successful. See Note 9 — Derivatives in Notes to Consolidated Financial Statements for a discussion of our hedging activity.
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

	As of September 30, 2026	As of December 31, 2025
Change in Interest Rates (in Basis Points)	Percentage Change in Earnings	Percentage Change in Earnings
200	0.3%	(2.7)%
100	0.7	(1.0)
(100)	(0.5)	0.1
(200)	(0.4)	0.3
(300)	0.4	2.3
The changes in net interest income sensitivity reflect, among other factors, changes in the size and composition of the Company's balance sheet following the merger, changes in market interest rates, and the Company's interest rate risk management activities.
Economic Value of Equity Analysis (“EVE”). We analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the fair value of our assets and predicted changes in the present value of our liabilities, assuming various changes in current interest rates. The table below represents an analysis of our interest rate risk as measured by the estimated changes in our economic value of equity, resulting from an instantaneous and sustained parallel shift in the yield curve at September 30, 2026, and December 31, 2025. EVE sensitivity to rising interest rates increased compared with December 31, 2025, primarily as a result of updated non-maturity deposit beta and average life assumptions incorporated into the Company's EVE model following completion of an updated deposit study. After the update, a hypothetical instantaneous 200 basis point increase in rates resulted in a modeled 15.9% decrease in EVE at September 30, 2026, compared with an 8.3% decrease at December 31, 2025. All modeled EVE scenarios remained within established policy risk limits.

	As of September 30, 2026	As of December 31, 2025
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
200	(15.9)%	(8.3)%
100	(7.0)	(3.8)
(100)	5.7	2.7
(200)	9.1	3.3
(300)	9.8	2.4

Item 4.    Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Effective on May 1, 2026, Burke & Herbert completed the LNKB Merger. During the second and third quarters of 2026, management commenced an evaluation of the design and operating effectiveness of internal controls over financial reporting related to the LNKB acquired business. The evaluation of changes to processes, technology systems, and other components of internal control over financial reporting related to the LNKB acquired business is ongoing. Except for the changes made in connection with the LNKB Merger, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 25, 2025, Burke & Herbert announced that its Board authorized a share repurchase program pursuant to which Burke & Herbert may purchase up to $50.0 million of Burke & Herbert’s common stock in the open market or in privately negotiated transactions. Burke & Herbert made no open market or private purchases for the nine months ended September 30, 2026.

The following table provides information about Burke & Herbert’s purchases of equity securities that are registered by Burke & Herbert pursuant to Section 12 of the Exchange Act for the periods indicated:

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
July 1 - 31, 2026	—	$—	—	$50,000,000
August 1 - 31, 2026	—	—	—	50,000,000
September 1 - 30, 2026	—	—	—	50,000,000
(1) During the period, no shares were transferred to Burke & Herbert by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units.
(2) No shares were purchased by Burke & Herbert under any share repurchase program during the quarter ended September 30, 2026.
(3) Burke & Herbert’s share repurchase program was authorized on April 25, 2025.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
(c) Insider Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Exchange Act, as amended).

Item 6.     Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger between Burke & Herbert Financial Services Corp. and LINKBANCORP, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K, filed December 18, 2025)
3.1*	Articles of Incorporation of Burke & Herbert Financial Services Corp. as amended (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed August 13, 2024)
3.2*	Bylaws of Burke & Herbert Financial Services Corp. as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K, filed May 1, 2026)
4.1*	Form of Warrant (incorporated by reference to Exhibit 4.3 to LINKBANCORP, Inc. Form S-4 Registration Statement, filed May 7, 2021) (File No. 333-255908)
4.2*
Indenture, dated September 30, 2026, between Burke & Herbert Financial Services Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K, filed September 30, 2026)

4.3*
First Supplemental Indenture, dated September 30, 2026, between Burke & Herbert Financial Services Corp. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K, filed September 30, 2026)

4.4*	Form of 7.00% Fixed-to-Floating Rate Subordinated Note due 2036 (incorporated by reference to Exhibit 4.3 to the Form 8-K, filed September 30, 2026)
10.1#^	Change in Control Agreement of Kirtan Parikh dated July 6, 2026
10.2#^	Change in Control Agreement of Geoffrey D. Boyle dated July 6, 2026
10.3#^	Change in Control Agreement of Robert V. Hintelmann, Jr. dated July 7, 2026
10.4#	Separation Agreement and Release of Claims of H. Charles Maddy, III dated July 6, 2026
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#	The following materials from the registrant’s Form 10-Q Report for the quarterly period ended September 30, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
104#	The cover page of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL (contained in Exhibit 101).
__________________
*    Previously filed
#    Filed herewith
^    Certain identified information has been excluded from the exhibit because it is both not material and is the type that the registrant treats as private or confidential pursuant to Item 601(b)(10)(iv) of Regulation S-K. Burke & Herbert Financial Services Corp. agrees to furnish a copy of such information to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2026

Burke & Herbert Financial Services Corp.

By:	/s/ David P. Boyle
Name:	David P. Boyle
Title:	Chairman of the Board and Chief Executive Officer

By:	/s/ Kirtan Parikh
Name:	Kirtan Parikh
Title:	Executive Vice President, Chief Financial Officer